Form 10KSB
period 1995-12-31
SARATOGA RESOURCES INC
filed 1996-07-31
CIK 311046

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                   FORM 10-KSB

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended December 31, 1995

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission file number 0-11498

                            SARATOGA RESOURCES, INC.
                 (Name of small business issuer in its charter)

                   Delaware                           76-0453392
       (State or other jurisdiction of            (I.R.S. Employer
        incorporation or organization)           Identification No.)

    2000 Dairy Ashford S., Suite 410
             Houston, Texas                       77077
(Address of principal executive offices)       (Zip Code)

Issuer's Telephone number                                         (713) 531-0022

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                          Common stock, $.001 par value
                                (Title of class)

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No[X]

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

   The Registrant's revenues for the calendar year ended December 31, 1995 were $2,856,000.

   The aggregate market value of the voting stock of the registrant held by non-affiliates as of July 19 , 1996 was not ascertainable as there was no established trading market at such date.

   As of July 19, 1996 there were outstanding 6,809,400 shares of Common Stock, $.001 par value per share, of the registrant.

  Transitional Small Business Disclosure Format (check one). Yes [ ] No [X]

SARATOGA RESOURCES, INC. FORM 10-KSB                                    2 of 45

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

               Saratoga Resources, Inc., a Delaware corporation (successor to Sterling Resources Corporation, a Utah corporation, hereafter "Sterling" ), and herein called "Saratoga", "Company" or "Registrant", is an oil and gas company whose main historical focus has until recently been the development of and exploration for oil and natural gas reserves, primarily in the Gulf Coast area of the United States. Saratoga has historically attempted to accumulate oil and gas reserves by identifying areas of development potential associated with established producing fields, purchasing interests in those fields and conducting additional developmental activities thereon. The Company has historically solicited participation from other oil and gas companies to drill and develop exploration projects and typically retained a reversionary or carried interest.

RECENT DEVELOPMENTS

                             FORECLOSURE OF ASSETS. On May 7, 1996, the Company
entered into an Agreement and related documents (the "Agreement") by and among the Company, Saratoga Resources, Inc., a Texas corporation ("Saratoga-Texas"), Lobo Operating, Inc., a Texas corporation ("LOI"), Lobo Energy, Inc., a Texas corporation ("LEI"), (the Company and Saratoga-Texas, LOI and LEI, its direct or indirect subsidiaries being sometimes collectively referred to herein as the "Saratoga Companies"), Thomas F. Cooke ("Cooke"), Joseph T. Kaminski ("Kaminski"), Randall F. Dryer ("Dryer"),the Saratoga Companies, Cooke, Kaminski and Dryer sometimes referred to herein as the "Saratoga Parties", PrimeEnergy Corporation, a Delaware corporation ("PrimeEnergy"), and Internationale Nederlanden (U.S.) Capital Corporation, a Delaware corporation ("ING").

                The Agreement provided for a Foreclosure Sale of virtually all of the assets (the "Interests") of Saratoga-Texas, LOI and LEI (Saratoga-Texas, LOI and LEI sometimes collectively referred to herein as the "Saratoga Entities") to ING pursuant to ING's rights under that certain Credit Agreement and related documents (collectively the "Credit Agreement") dated March 30, 1995, by and among the Company, Saratoga-Texas, LEI and ING. Upon completion of the Foreclosure Sale on May 7, 1996, at which ING was the highest bidder, ING concurrently sold the Interests to PrimeEnergy for cash consideration of $7,180,000 and additional consideration as provided in that certain Purchase and Sale Agreement dated May 7, 1996, by and between ING and PrimeEnergy.

               Upon receipt of the cash proceeds from the sale of the Interests by ING to PrimeEnergy, ING deposited approximately $5,500,000 with the Trustee under that certain Disbursement Agreement dated May 7, 1996 (the "Disbursement Agreement"), of which approximately $4,000,000 was set aside for the settlement of outstanding vendor debt and other related liabilities of the Saratoga Companies, and $1,500,000 was paid to the Company. Upon the settlement of all such liabilities, the Company anticipates it will have no material liabilities going forward, other than those incurred since May 7, 1996, in the ordinary course of business. As a result, its

SARATOGA RESOURCES, INC. FORM 10-KSB                                     3 of 45

principal asset consisted of approximately $1,500,000 in cash which is available for the pursuit of new business opportunities or for other proper corporate purposes.

               BACKGROUND OF FORECLOSURE. The Company, Saratoga-Texas, LEI and ING entered into the Credit Agreement to facilitate the acquisition by Saratoga-Texas of the LEI assets previously owned by Peter P. Pickup ("Pickup"). Under the terms of the Credit Agreement, ING established two credit facilities in favor of Saratoga-Texas in the combined maximum principal amount of $19,000,000, subject to the borrowing base limitations set forth therein. All oil and gas properties (the "Properties") owned by the Saratoga Entities were pledged as collateral under the Credit Agreement and all obligations to ING were also guaranteed by the Company and all of its subsidiaries. Funds obtained from these credit facilities were anticipated to be used for the development of the Properties by the Company.

               Subsequent to entering into the Credit Agreement, the Company engaged Internationale Nederlanden (U.S.) Securities Corporation ("ING Securities"), a subsidiary of ING, to assist the Company in a private placement of Company stock. It was anticipated that funds raised from such private placement would enable the Company to meet its financial obligations under the Credit Agreement, develop the Properties and potentially acquire additional properties. The private placement efforts were not successful. Additionally, funds necessary for the development of the Properties were not provided by ING under the Credit Agreement.

               The failure of the private placement efforts combined with the lack of availability of funds necessary for the development of its Properties placed the Company in a severe financial crisis. In an attempt to salvage the maximum value of the Saratoga Companies for the benefit of the other creditors (the "Other Creditors") and the Company and its shareholders, the Saratoga Companies spent several months examining and pursuing various alternatives with respect to (i) the possible refinancing and/or restructuring of the debt of the Saratoga Companies, (ii) the sale of the Saratoga Companies or their underlying assets, and (iii) the prosecution or settlement of certain potential claims against ING.

               Unable to meet its financial obligations under the Credit Agreement, the Company regularly received notices of default from ING during the period from approximately October 1995 to April 1996, whereupon ING threatened to foreclose its perfected first lien security interests in the Properties and Interests. At the same time the Company was receiving notices of default from ING, the Company was attempting to negotiate a transaction with PrimeEnergy involving either a merger of the two entities or a sale of the assets of the Saratoga Entities to PrimeEnergy. The situation with ING complicated the Company's efforts with PrimeEnergy, as it had with other companies with which the Company had been involved in similar negotiations.

               Facing what the Company believed to be an eminent foreclosure action by ING which would restrict the Company's objectives and its ability to consummate negotiations with PrimeEnergy, in April of 1996, the Saratoga Companies filed a lawsuit against ING and ING Securities, the principal relief sought therein being injunctive relief from the threatened foreclosure. Subsequently , the Company and ING entered into discussions in an attempt to reach a final resolution of ING's rights under the Credit Agreement and the Company's asserted claims.

SARATOGA RESOURCES, INC. FORM 10-KSB                                     4 of 45

               In reviewing its options, the Company believed that the proceeds from a contested foreclosure by ING would be substantially less than the debt owed ING under the Credit Agreement, and that the Saratoga Companies would have no, or virtually no, assets, the Other Creditors of the Saratoga Companies would not be paid, and the stock of the Company would be worthless. Accordingly, exercising its best business judgment, the Company determined that the best (and in all probability the only) alternative available to the Saratoga Companies to preserve value for the Other Creditors, the Company and its shareholders was to consent, on its own behalf and as sole shareholder (directly or indirectly) of the Saratoga Entities, to the compromise and settlement of the claims against ING and ING Securities, and in connection therewith, the foreclosure by ING with respect to all of the assets of the Saratoga Entities, all in accordance with the terms and provisions of the Agreement.

               PLAN OF BUSINESS. The Board of Directors of the Company is in the process of re-evaluating its business plan going forward. Among the alternatives being considered are: (i) re-building the management team and continuing in the oil and gas business; (ii) entering into a business combination with one or more businesses, some of which are oil and gas companies and the remainder of which are in unrelated businesses; and (iii) various other potential alternatives. The Company has already begun a search for suitable business combination candidates. The Board intends to carefully evaluate all such alternatives before making a final recommendation of a business plan to the shareholders.

               The Company is contractually obligated to hold a meeting of the shareholders as soon as practicable to ratify certain of the transactions set forth above. To hold such a meeting, the Company will be required to file with the Securities and Exchange Commission a proxy statement and mail such proxy statement to the shareholders in definitive form. It is required that the proxy statement be accompanied or preceded by an annual report including the Company's audited financial statements for the year ended December 31, 1995. It is anticipated that, to the extent the Board has approved any material change in its business plan, such change will be submitted to the shareholders for approval or ratification at such time. The Company expects the shareholders meeting to be held on or after August 24, 1996.

HISTORY

               On September 8, 1993, the Company (which was then known as "Sterling Resources Corporation") underwent a comprehensive change in management and was recapitalized through the acquisition of Saratoga Resources, Inc., a Texas corporation ("Saratoga-Texas"). Through this transaction, the then existing five stockholders of Saratoga-Texas, exchanged 100% of Saratoga- Texas stock for over 90% of the outstanding voting rights of Sterling and provided new management for the Company. Prior to this date, the Company was a "shell" with virtually no business assets or capital. In January 1994, the Company changed its domicile from Utah to Delaware and changed its name to Saratoga Resources, Inc.

               On November 12, 1993, the Company entered into a Purchase and Sale Agreement (the "Hunter Agreement") with Hunter Petroleum, Inc. ("Hunter") pursuant to which the Company acquired certain oil and gas interests in South Texas (the "Hunter Properties"). Financing for this

SARATOGA RESOURCES, INC. FORM 10-KSB                                     5 of 45

acquisition was provided pursuant to a Loan Agreement with BankOne Texas, N.A. ("BankOne") under which the bank agreed to provide Saratoga with a $20 million revolving credit facility.

               On May 25, 1994, the Company established a new lending relationship with ING, by executing a credit agreement and related documents (the "Pre-existing Credit Agreement"). As of that date, the various credit facilities that were provided by ING were used to acquire 57.15% of the outstanding common stock of LEI, pay off all debt associated with those properties at the time of acquisition, retire all credit facilities at BankOne, develop existing oil and gas properties and provide general working capital. A new credit agreement, the "Credit Agreement" with ING, was executed on March 30, 1995 to refinance the existing debt to ING, to purchase the remaining LEI common stock and provide additional money for acquisitions of additional properties. Additional disclosures related to this credit relationship with ING are described in detail in the Notes to the Consolidated Financial Statements of the Company.

               On May 25, 1994, Saratoga-Texas executed a Stock Purchase Agreement and related documents ("Lobo Purchase Agreement"). Under the terms of the Lobo Purchase Agreement, Saratoga-Texas acquired 57.15% of the outstanding common stock of LEI which owns oil and gas properties located in South Texas ("Lobo Properties") formerly owned by Lobo Resources, Ltd., a Texas limited partnership. Saratoga-Texas paid a purchase price of $6,000,375 for the LEI common stock.

               In anticipation of acquiring 57.15% of the LEI assets as described above, the Company entered into an agreement with Pickup dated May 6, 1994 (the "Stockholder Agreement") which provided Pickup with several options as to the 4,285 shares of LEI common stock (representing the remaining 42.85% of the LEI stock) which he owned at that date. The options, which were granted by the Company to obtain Pickup's consent to the May 25, 1994 acquisition, could be exercised by Pickup on or before the first anniversary date of Saratoga-Texas's acquisition of the 5,715 shares of LEI's common stock.

               On October 20, 1994, Pickup sent written notice to Saratoga-Texas and ING of his intent to exercise one of his options under the Stockholder Agreement. The Company and Pickup disagreed as to the interpretation of the Stockholder Agreement. On December 17, 1994 Pickup filed a lawsuit in Webb County, Texas against the Company, its affiliates and ING on behalf of himself and LEI. The Company filed a lawsuit against Pickup in Harris County, Texas.

               On March 31, 1995 the Company acquired the remaining 42.85% of the common stock of LEI from Pickup. This acquisition took place concurrently with the closing (the "Closing") of certain transactions set forth under a Mutual Release and Settlement Agreement and related documents (collectively the "Pickup Agreement") dated effective as of March 29, 1995 by and among Pickup, LEI, Saratoga-Texas, the Company, Kaminski , Cooke, and LOI (Saratoga-Texas, the Company, Kaminski, Cooke, LEI and LOI being sometimes collectively referred to as the "Saratoga Parties"), and ING, all of the foregoing being collectively sometimes herein referred to as the "Parties". The acquisition of the LEI assets by Saratoga-Texas was in the form of an acquisition from Pickup of all of the issued and outstanding common stock of LEI which was not already owned by Saratoga-Texas. In connection with the Pickup Agreement, the Parties also dismissed with prejudice the aforementioned litigation among Pickup, the Saratoga Parties and ING.

SARATOGA RESOURCES, INC. FORM 10-KSB                                     6 of 45

               Under the terms of the Pickup Agreement, Saratoga-Texas acquired 4,285 shares of common stock of LEI from Pickup. As a result of this acquisition, Saratoga-Texas controls 100% of the common stock outstanding of LEI. Concurrently with the purchase of the LEI common stock, LEI assigned to Saratoga-Texas all of LEI's oil and gas assets. The total price to be paid by Saratoga- Texas for the purchase was $5,401,000 and was comprised of the following (the "Purchase Price"):

               1) A cash payment of $2,186,000 made by Saratoga-Texas on March 31, 1995 (reduced to $2,085,000 by reason of a concurrent payment of a note payable by Pickup to Saratoga- Texas.)

               2) A promissory note in the sum of $346,458 issued to Pickup by Saratoga-Texas and guaranteed by the Company and its subsidiaries (the "Note"). The Note bears interest at the rate of 9.375% per annum. Interest on the unpaid principal balance was paid on the last day of each month beginning April 30, 1995 to and including September 30, 1995. On the last day of each month beginning October 31, 1995 the Note's principal balance is to be paid, along with accrued interest, in eighteen equal monthly installments. The Note was secured by 57.15% of LEI's portion of a potential increase in production which is attributable to a waterflood program on the Moore's Orchard Field in Fort Bend County, Texas.

               3) The agreement of Saratoga-Texas to pay up to a maximum of $468,542 from the net profits from any production attributable to 42.85% of LEI's current portion of increased production which is attributable to a waterflood program on the Moore's Orchard Field (the "Net Profits Production Payment").

               4) At the closing, the Registrant also refinanced $2,400,000 in debt due ING allocable to LEI and its properties.

               The foregoing were subject to various covenants and agreements among the various Parties, and Pickup also was entitled to receive or retain various noncash items of consideration set forth in the Pickup Agreement. In connection with the Closing, the Parties also dismissed and released all litigation and related claims among Pickup, the Saratoga Parties and ING.

MARKETING

               The Company's oil and gas production has been traditionally marketed to third parties consistent with industry practices. Typically, oil is sold at the wellhead at field posted prices and gas is sold under spot or short-term contracts at negotiated prices. See Notes to the Consolidated Financial Statements of the Company for information as to principal customers.

MARKET FOR NATURAL GAS

               The Company has historically placed emphasis on the development of natural gas reserves due, in part, to management's belief that the demand for natural gas in the United States will increase in the future.

               The long term U.S. market potential for natural gas production is affected by federal and state governmental regulations, access to the U.S. market by exports from Canada and Mexico, and prices.

SARATOGA RESOURCES, INC. FORM 10-KSB                                     7 of 45

The price at which natural gas may be sold will continue to be affected by a number of factors, including 1) the price of alternative fuels such as oil and coal, 2) the competition among various gas producing regions, and 3) various factors that effect the consumption of gas, such as weather patterns.

               Various factors beyond the Company's control continue to affect oil and gas prices. Such factors include, among other things, the domestic supplies of oil and gas, the cost of imported international production, the level of consumer demand, the cost and availability of transportation, and changes in federal and state regulations. Government regulations may reduce the benefit of price increases by, among other things, fixing rates of production. To stabilize the uncertainty of what future prices the Company received for its production, in the past the Company has historically entered into several swap agreements with ING Securities which established a set price on a portion of the Company's production for a specified period of time. See Note 1 of the Consolidated Financial Statements for a more detailed discussion of these swap agreements .

COMPETITION

               The oil and gas industry is highly competitive in all of its phases. The Company's competition in the areas of exploration, development, production and acquisition of oil and gas reserves include numerous major and independent oil and gas companies, individual proprietors, drilling and income programs and partnerships. Most of these competitors possess financial and personnel resources substantially in excess of those available to the Company and may, therefore, be able to define, evaluate, bid, purchase and develop a greater number of oil and gas properties.

GOVERNMENT REGULATION

               The Company feels that its daily operations have been in material compliance with all applicable laws, rules and regulations (collectively "Regulations") promulgated by various government regulatory agencies. The failure to comply with Regulations can result in the assessment of substantial civil or criminal penalties, fines and damages. Accordingly, the Company's management monitors the applicable Regulations and any proposals to amend them to assure the Company's compliance with all such Regulations. The Regulations which the Company must observe relate to, among other things, drilling and spacing of wells, production rates, prevention of waste, conservation, and pollution control.

PRICE REGULATION

               The federal government has at various times in the past regulated the prices at which gas and oil could be sold. However, the government is currently allowing a free market economy to determine the price of oil and gas .

STATE REGULATION

               State regulatory authorities have established rules and regulations requiring permits for drilling operations, drilling and operating bonds and reports concerning operations and other matters. Texas and Louisiana, in which Saratoga expects to focus operations, have Regulations governing all phases of exploration and production activities. The states may, in addition, move to restrict the

SARATOGA RESOURCES, INC. FORM 10-KSB                                     8 of 45

amount of production reaching the market through control of well output or transportation. Allowable rates of production are assigned by the state to each well or proration unit.

ENVIRONMENTAL REGULATION

               The Company's operations have historically been subject to regulations governing the discharge of materials into the environment, and any other operational impact on the quality of water, air and soil. These regulations are especially sensitive to any potential adverse impact on certain lands lying within wetlands, wilderness and other protected areas. Most wastes produced from oil and gas operations are managed under state regulatory programs and are not covered by hazardous waste management requirements under the federal Resource Conservation and Recovery Act. A large number of environmental regulations have been proposed and are under consideration by the various federal agencies and Congress. Many of these proposed regulations could have the effect of imposing new regulatory requirements on the oil and gas industry. In addition, several major federal environmental statutes are due for reauthorization and have the potential of creating additional complex and expensive compliance requirements.

TRANSPORTATION REGULATION

               Due to the physical attributes of natural gas, companies which explore for and produce gas are largely dependent upon pipelines for transportation. Until recently, the profitability of a gas well was, in large part, dependent upon proximity to a pipeline, the rates charged by the pipeline company and the allocation of capacity to the operator by the pipeline company. Due to the adoption of FERC Order No. 500 and FERC Order No. 636 the Company's dependency on a pipeline company's purchase of the Company's gas production has been lessened, but the availability of pipeline transportation is still one of the most crucial problems for the Company after a successful gas well has been completed.

FEDERAL INCOME TAXATION

               The Company is currently subject to regular income tax rates up to a maximum 34% rate on its taxable income. The Internal Revenue Code ("IRC") provides for certain tax preference items which could subject the Company to an "Alternative Minimum Tax". These preferences include but are not limited to certain intangible drilling cost ("IDC") deductions and the amount of accelerated depreciation that is in excess of straight line depreciation.

               There are tax regulations, under the IRC, which are unique to resource extraction firms such as the Company. The IRC permits the Company to deduct depletion and IDC from taxable income. Depletion may be calculated as the greater of "cost" or "percentage" depletion with some limitations. Cost depletion is computed by writing off the capital costs over the productive life of the well. Independent producers such as the Company are allowed to use a percentage depletion calculation which takes 15% of the gross revenue as an expense in lieu of writing off actual capital costs. Percentage depletion can not cause a net tax loss when calculated on a well by well basis. The Company does qualify for use of the percentage depletion method. In addition, under the IRC, the Company can expense for tax purposes its IDC rather than having to capitalize and depreciate it over the life of the well. IDC generally includes all costs of drilling a well, except for tangible equipment.

SARATOGA RESOURCES, INC. FORM 10-KSB                                     9 of 45

EMPLOYEES

               At July 15 , 1996, the Company employed a total of two full time employees consisting of one executive officer (the Chief Executive Officer) and an office manager.

ITEM 2. PROPERTIES.

RESERVES REPORTED TO FEDERAL AGENCIES

               The Company did not provide an estimate of total proved net oil and gas reserves to any Federal authority or agency during the year ended December 31, 1995. Below is a summary of Saratoga's net share of oil and gas reserves as of December 31, 1995, 1994 and 1993. After May 7, 1996, the Company no longer had any significant oil and gas properties.

                             SARATOGA'S NET RESERVES

                                               DECEMBER 31,      SEPTEMBER 30,
                                             -----------------   -------------
                                             1995        1994        1994
                                             -----       -----       -----

Proven reserves oil (Mbbls)                    601         994       1,202

Proven reserves gas (Mmcf)                   5,305       7,026       8,924

Proven reserves total (MBOE)                 1,415       2,165       2,689

Future net cash flows* (millions $)          $12.8       $12.2       $15.7

Discounted future net cash

  flows* (millions $)                        $ 9.1       $ 8.8       $10.1

*SEC Case
Mbbls - thousand barrels
Mmcf - millions of cubic feet
MBOE - thousands of barrels of oil equivalent

Production

               THE COMPANY DOES NOT PRESENTLY OWN ANY MAJOR PRODUCING PROPERTIES EFFECTIVE WITH THE FORECLOSURE SALE DATED MAY 7, 1996 AS FURTHER DESCRIBED HEREINABOVE.

               As of December 31, 1995, the Company's production was primarily from the following principal fields:

SARATOGA RESOURCES, INC. FORM 10-KSB                                    10 of 45

               HEMPHILL FIELD - The Hemphill Field located in Sabine County, Texas was the first acquisition undertaken by the Company. The Company had approximately 2,650 acres under lease in this field which produces from the Saratoga Formation.

               BROOKELAND FIELD - The Brookeland Field is located in Sabine County, Texas and is part of a large productive area being developed with horizontal wells in the Austin Chalk Formation. The Company entered into an Area of Mutual Interest ("AMI") with BEXCO et al covering approximately 22,000 acres to exploit the Austin Chalk.

               BOOTH RANCH, TOMAS & LAS TIENDAS FIELDS - These Fields covered approximately 7,000 acres of mineral leases in Webb County, Texas.At December 31, 1995, fifteen (15) wells produced natural gas from the Olmos Sand at 6,500 feet in depth.

               EL MESQUITE & BENNETT RANCH FIELDS - These Fields encompass 51 wells on approximately 6,500 acres in Duval County, Texas. Production is from the Third Cook Mountain Sand at 5,200 feet in depth.

               GUERRA FIELD - The Guerra Field located in Webb and Duval Counties, Texas produces from multiple Wilcox Sands between 9,000 feet and 11,000 feet in depth. The Company had an interest in fourteen (14) completions in this field and a twenty-five (25%) percent interest in an AMI with Dalen Resources covering approximately 20,000 acres in the area.

               SEGNO FIELD - This Field, containing approximately 5,000 acres located in Polk County, Texas, along with producing wells and a significant amount of geological and geophysical data, was purchased from Chevron in 1992 by Lobo Resources, Ltd. Morgan Guaranty Trust Company of New York, Trustee provided part of the purchase price and is an 80% interest owner.

               MOORE'S ORCHARD FIELD - The Company's portion of this Field, which is located in Ft. Bend County, Texas was acquired through a farmout from Chevron U.S.A. Inc. by Lobo Resources, Ltd. The Company drilled eight oil and gas development wells on the 2,810 acre farmout. These wells produce from traps surrounding a salt piercement dome. The productive formations are the Miocene, Frio, Vicksburg, Yegua and Cook Mountain. The Company also commenced a waterflood program in 1995 to increase production from the older oil wells in the Yegua formation.

For the year ended December 31, 1995, and the transition period from October 1, 1994 to December 31, 1994, and for the year ended September 30, 1994, the Registrant averaged the following production:

SARATOGA RESOURCES, INC. FORM 10-KSB                                    11 of 45

                       SELECTED AVERAGES NET TO SARATOGA

                                                DECEMBER 31,     SEPTEMBER 30,
                                            ------------------   -------------
                                              1995      1994         1994
                                            --------  --------      ------

Daily oil prod.(Bbls)                         230.1     157.11       91.18
Daily gas prod.(Mcf)                        2,280.43  1,720.12      907.55
Price per Bbl of oil                          $17.23    $16.25      $15.89
Price per Mcf of gas                          $ 1.64    $ 1.61      $ 1.95
Price per BOE                                 $12.82    $11.96      $13.28
Production cost per BOE                       $ 7.15    $ 8.87(1)   $ 5.83
Depletion exp. per BOE                        $10.82    $ 6.38      $ 5.67

Bbl - barrel
Mcf - thousand cubic feet
BOE - barrels of oil equivalent
(1) - Includes total 1994 ad valorem tax accrual for Lobo Properties acquired.

SELECTED AVERAGES NET TO SARATOGA

               This production information is relative to the Company's properties which were primarily located in the onshore Texas Gulf Coast.

PRODUCTIVE WELLS AND ACREAGE (PRIOR TO THE MAY 7, 1996 FORECLOSURE SALE)

                                            GROSS         NET
                                            -----         ---
Oil Wells                                    117           41
Gas Wells                                     47           21
Total Wells                                  164           62

SARATOGA'S PRODUCTIVE WELLS

               As of March 15, 1996, Saratoga had an inventory of developed mineral leases consisting of approximately 22,000 gross acres which were held by production, with approximately 7,000 acres net to Saratoga. The chart shows the number of Saratoga's productive wells. As of March 15, 1996 Saratoga's wholly owned subsidiary, LOI operated 164 wells in 15 fields.

UNDEVELOPED LEASE ACREAGE (PRIOR TO THE MAY 7, 1996 FORECLOSURE SALE)

               In addition to the productive wells and acreage described above, as of March 15, 1996, the Company had onshore Texas Gulf Coast mineral leases on approximately 10,000 gross undeveloped acres, of which approximately 4,000 acres were net to the Company. The leases were both private and public leases with an average term of 3-5 years.

SARATOGA RESOURCES, INC. FORM 10-KSB                                    12 of 45

DRILLING ACTIVITY

               The Company's main focus has historically been in acquiring producing properties with significant associated proved undeveloped reserves. During the most recent three year period the Company and its subsidiaries have had the following level of drilling activity to develop these reserves.

                                NET WELLS DRILLED
                                Year Ended  Three Months Ended     Year Ended
                               DECEMBER 31,    DECEMBER 31,       SEPTEMBER 30,
                               ------------    ------------       -------------
                                  1995            1994                1994
                                  ----            ----                ----
EXPLORATORY
- -----------
Net Productive Wells               -0-             -0-                -0-
Net Dry Wells                      .37             .37                .74

DEVELOPMENT
- -----------
Net Productive Wells               .80             -0-                .8670
Net Dry Wells                      -0-             -0-                -0-


PRESENT ACTIVITIES

               The Board of Directors of the Company is in the process of re-evaluating its business plan going forward. Among the alternatives being considered are: (i) re-building the management team and continuing in the oil and gas business; (ii) entering into a business combination with one or more businesses, some of which are oil and gas companies and the remainder of which are in unrelated businesses; and (iii) various other potential alternatives. The Company has already begun a search for suitable business combination candidates. The Board intends to carefully evaluate all such alternatives before making a final recommendation of a business plan to the shareholders.

ITEM 3. LEGAL PROCEEDINGS.

               (1) On May 13, 1996, the Company, along with two of its three directors, Cooke and Dryer, filed a lawsuit (the "Company Lawsuit"), as amended, against the remaining director, Kaminski ("Kaminski") [Cause No. 96-05540, SARATOGA RESOURCES, INC., THOMAS F. COOKE AND RANDALL F. DRYER V. JOSEPH T. KAMINSKI, 261st Judicial District Court, Travis County, Texas]. The Company has filed this lawsuit against Kaminski alleging fraud, breach of fiduciary duty, intentional and negligent misrepresentation, and other claims.

               (2) On May 15, 1996, Kaminski filed a lawsuit (the "Kaminski Lawsuit"), as amended, against Cooke, Dryer, Dryer, Ltd. and the Company [Cause No. 96-24469, JOSEPH T. KAMINSKI V. THOMAS F. COOKE, RANDALL F. DRYER, SARATOGA RESOURCES, INC., AND DRYER, LTD., A TEXAS FAMILY PARTNERSHIP, 113th Judicial District Court, Harris County, Texas]. Kaminski has filed this

SARATOGA RESOURCES, INC. FORM 10-KSB                                    13 of 45

lawsuit individually and derivatively as a shareholder of the Company and has alleged fraud, breach of fiduciary duty, gross negligence, slander, libel per se, and other claims on the part of Cooke and Dryer individually and as directors of the Company.

               Additional numerous lawsuits relating to vendor claims have been filed against the Company. Notice of these lawsuits has been given to the Trustee of the Disbursement Account for further handling in accordance with the terms of the Disbursement Agreement. The Company believes such lawsuits and related claims will be settled in the ordinary course under the Disbursement Agreement and, as a result, believes they will be resolved without a material adverse impact on the Company.

ITEM 4. SUBMISSION OF MATTERS  TO A VOTE OF SECURITY HOLDERS.

               There were no matters submitted to a vote of the security holders of the Company through the solicitation of proxies or otherwise during the calendar year ended December 31, 1995.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

               The Company's common stock is not listed on any stock exchange but from time to time has been included in the "Pink Sheets" basis and transactions are reported by the NASD on the OTC Bulletin Board under the symbol "SRIK". According to quotations from the "Pink Sheets" and the OTC Bulletin Board (represents prices between dealers and does not include retail markup, markdown or commission, and may not represent actual transactions), the range of high and low bid information of the shares of the Company's common stock for the periods indicated, were as follows:

                                                       COMMON STOCK
                                                   ------------------
                                                     HIGH        LOW
                                                   -------      -----
YEAR ENDED SEPTEMBER 30, 1994
               First Quarter                       $ 1-1/2      $3/10
               Second Quarter                        1-7/8       6/10
               Third Quarter                           Not available
               Fourth Quarter                        1-5/8      1-5/8
TRANSITION PERIOD ENDED DECEMBER 31, 1994            1-5/8        1/4
 YEAR ENDED DECEMBER 31, 1995
               First Quarter                         1-1/4        1/4
               Second Quarter                        1-1/4        1/20
               Third Quarter                         1-3/4        1/20
               Fourth Quarter                        1-3/8        3/8

SARATOGA RESOURCES, INC. FORM 10-KSB                    14 of 45

YEAR ENDING DECEMBER 31, 1996
               First Quarter                          3/4         1/8
               Second Quarter                         5/8         1/8

               All amounts have been restated to reflect the 1 for 30 reverse stock split effected January 21, 1994. As of July 19, 1996, 6,809,400 shares of the Company's common stock were issued and outstanding and held by 1,385 holders of record.

               The Company has never paid dividends. The Company does not intend to pay dividends for the foreseeable future, but rather expects to retain future earnings, if any, to support the Company's growth. Any future determination as to the payment of dividends on the Common Stock will be at the discretion of the Board of Directors and will depend upon the Company's operating results, financial condition, capital requirements, restrictions imposed by lenders and such other factors as the Board of Directors may deem relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

               On March 30, 1995, the Company, Saratoga-Texas, LEI and ING entered into the Credit Agreement to facilitate the settlement of a lawsuit brought by Pickup against the Company and ING, and fund the acquisition by Saratoga-Texas of the LEI assets previously owned by Pickup. Under the terms of the Credit Agreement, ING established two credit facilities in favor of Saratoga-Texas in the combined maximum principal amount of $19,000,000, subject to the borrowing base limitations set forth therein. All of the Properties owned by the "Saratoga Entities" were pledged as collateral under the Credit Agreement and all obligations to ING were also guaranteed by the Company and all of its subsidiaries. Funds obtained from these credit facilities were anticipated to be used for the development of the Properties by the Company.

               Subsequent to entering into the Credit Agreement, the Company engaged ING Securities, a subsidiary of ING, to assist the Company in a private placement of Company stock. It was anticipated that funds raised from such private placement would enable the Company to meet its financial obligations under the Credit Agreement. The private placement efforts were not successful. Additionally, funds necessary for the development of the Properties were not provided by ING under the Credit Agreement.

               The failure of the private placement efforts combined with the lack of availability of funds necessary for the development of its Properties placed the Company in a severe financial crisis. In an attempt to salvage the maximum value of the Saratoga companies for the benefit of the other creditors (the "Other Creditors") and the Company and its shareholders, the Saratoga Companies spent several months examining and pursing various alternatives with respect to (i) the possible refinancing and/or restructuring of the debt of the Saratoga Companies, (ii) the sale of the Saratoga Companies or their underlying assets, and (iii) the prosecution or settlement of certain potential claims against ING.

               Unable to meet its financial obligations under the Credit Agreement, the Company received notices of default from ING, whereupon ING threatened to foreclose its perfected first lien security interests in the Properties and Interests. At the same time the Company was receiving notices of

SARATOGA RESOURCES, INC. FORM 10-KSB                                    15 of 45

default from ING, the Company was attempting to negotiate a transaction with PrimeEnergy involving either a merger of the two entities or a sale of the assets of the Saratoga Entities to PrimeEnergy. The situation with ING obviously complicated the Company's efforts with PrimeEnergy, as it had with other companies with which the Company had been involved in similar negotiations.

               Facing what the Company believed to be an eminent foreclosure action by ING which would restrict the Company's objectives and its ability to consummate negotiations with PrimeEnergy, in April of 1996, the Saratoga Companies filed an Original Petition and Application for Injunctive Relief against ING and ING Securities, C96-399-D3 in the 341st Judicial District Court of Webb County, Texas . Subsequently , the Company and ING entered into discussions in an attempt to reach a final resolution of ING's rights under the Credit Agreement and the Company's asserted claims .

               In reviewing its options, the Company believed that the proceeds from a contested foreclosure by ING would be substantially less than the debt owed ING under the Credit Agreement, and that the Saratoga Companies would have no, or virtually no, assets, the Other Creditors of the Saratoga Companies would not be paid, and the stock of the Company would be worthless. Accordingly, exercising its best business judgment, the Company determined that the best (and in all probability the only) alternative available to the Saratoga Companies to preserve value for the Other Creditors, the Company and its shareholders was to consent, on its own behalf and as sole shareholder (directly or indirectly) of the Saratoga Entities, to the compromise and settlement of the claims against ING and ING Securities, and in connection therewith, the foreclosure by ING with respect to all of the assets of the Saratoga Entities, all in accordance with the terms and provisions of the Agreement dated May 7, 1996.

                The Agreement provided for a Foreclosure Sale of a majority of the assets (the "Interests") of the Saratoga Entities to ING pursuant to ING's rights under the Credit Agreement. Upon completion of the Foreclosure Sale on May 7, 1996, at which ING was the highest bidder, ING concurrently sold the Interests to PrimeEnergy for $7,180,000 in cash and additional consideration as provided in that certain Purchase and Sale Agreement dated May 7, 1996, by and between ING and PrimeEnergy.

               Upon receipt of the cash proceeds from the sale of the Interests by ING to PrimeEnergy, ING deposited approximately $5,500,000 with the Trustee, of which approximately $4,000,000 was set aside under the Disbursement Agreement for the settlement of outstanding vendor debt and other related liabilities of the Saratoga Companies. Upon the settlement of all such liabilities, the Company anticipates that there will be no material liabilities going forward, other than those incurred since May 7, 1996, in the ordinary course of business and certain liabilities with respect to prior matters which the Company does not believe are material (See "Note 5 to Consolidated Financial Statements"). The Company was paid the remaining $1,500,000 by ING, which amount is available to pursue new business opportunities or for other proper corporate purposes.

                 The Board of Directors of the Company is in the process of re-evaluating its business plan going forward. Among the alternatives being considered are: (i) rebuilding the management team and continuing in the oil and gas business; (ii) entering into a business combination with one or more businesses, some of which are oil and gas companies and the remainder of which are in unrelated

SARATOGA RESOURCES, INC. FORM 10-KSB                                    16 of 45

businesses; and (iii) various other potential alternatives. The Company has already begun a search for suitable business combination candidates. The Board intends to carefully evaluate all such alternatives before making a final recommendation of its business plan to the shareholders.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEX TO FINANCIAL STATEMENTS

                                                                          PAGE

Independent Auditor's Report -                                             17

Consolidated Balance Sheet - December 31, 1995                             18

Consolidated Statements of Operations                                      20
    -For the year ended December 31, 1995 and transition period ended December 31, 1994 and year ended September 30, 1994

Consolidated Statements of Changes in Stockholders' Equity (Deficit)       21

    -For the year ended December 31, 1995 and transition period ended December 31, 1994 and year ended
     September 30, 1994

Consolidated Statements of Cash Flows                                      22
    -For the year ended December 31, 1995 and transition period ended December 31, 1994 and year ended
     September 30, 1994

Notes to Consolidated Financial Statements                                 24

Supplemental Oil and Gas Properties and Related Reserves Data (Unaudited)  36

SARATOGA RESOURCES, INC. FORM 10-KSB                                    17 of 45

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
Saratoga Resources, Inc. and Subsidiaries
Houston, Texas

We have audited the accompanying consolidated balance sheet of Saratoga Resources, Inc. and subsidiaries as of December 31, 1995 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Saratoga Resources, Inc. and subsidiaries as of December 31, 1995 and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

As discussed in Note 11, in connection with a Foreclosure Sale and Compromise and Settlement Agreement dated May 7, 1996, a majority of the assets of Saratoga-Texas, Lobo Operating, Inc. and Lobo Energy, Inc. were sold to a lender in exchange for forgiveness of certain debt obligations and other consideration. All debt obligations related to the Foreclosure Sale have been classified as current in the accompanying consolidated balance sheet. The consolidated financial statements do not include any other adjustments that will result from the disposal of assets and settlement of liabilities under the terms of the Compromise and Settlement Agreement.

As discussed in Note 1 to the financial statements, in the year ended September 30, 1994 the Company changed its method of accounting for income taxes.

Hein + Associates LLP
Certified Public Accountants

Houston, Texas
July 3, 1996

SARATOGA RESOURCES, INC. FORM 10-KSB                                    18 of 45

                    SARATOGA RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 1995

ASSETS                                                            (in thousands)

Current assets:

               Cash ..............................................     $    604
               Accounts receivable, net of allowance for doubtful
                accounts of $160,000 .............................          399
               Prepaid expenses ..................................          105
               Other .............................................           15
                                                                       --------
Total current assets .............................................        1,123

Property and equipment:

               Oil and gas properties, full cost method ..........       17,582
               Equipment .........................................          255

                                                                         17,837
                                                                       --------
               Less accumulated depletion, depreciation,
               amortization, and provision for impairment ........      (10,847)
                                                                       --------
                                                                          6,990

Other assets, net of accumulated amortization of $68,000 .........          254
                                                                       --------

Total Assets .....................................................     $  8,367
                                                                       ========

                 See Notes to Consolidated Financial Statements

SARATOGA RESOURCES, INC. FORM 10-KSB                                    19 of 45

                    SARATOGA RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1995

LIABILITIES AND STOCKHOLDERS' DEFICIT                             (in thousands)

Current liabilities:

               Accounts payable and accrued liabilities ........       $  2,800
               Legal suspense ..................................            288
               Royalties payable ...............................            237
               Interest payable ................................            685
               Advances from partners ..........................             73
               Debt ............................................         13,698
                                                                       --------
Total current liabilities ......................................         17,781

Commitments and contingencies (Notes 6, 9 and 11)

Stockholders' deficit

               Preferred stock, $.001 par value;
                    5,000,000 shares authorized ................           --
               Common stock, $.001 par value;
                    50,000,000 shares authorized,
                    6,699,400 shares issued and
                    outstanding ................................              7
               Additional paid-in capital ......................          2,909
               Accumulated deficit .............................        (12,328)
               Treasury stock at cost ..........................             (2)
                                                                       --------
Total stockholders' deficit ....................................         (9,414)

Total Liabilities and Stockholders' Deficit ....................       $  8,367
                                                                       ========

                 See Notes to Consolidated Financial Statements

SARATOGA RESOURCES, INC. FORM 10-KSB                                    20 of 45

                    SARATOGA RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                      Transition Period
                                                        Year Ended         Ended             Year Ended
                                                     DECEMBER 31,1995  DECEMBER 31, 1994  SEPTEMBER 30, 1994
                                                         --------           -------           -------
Revenues:
               Oil and gas .........................     $  2,856           $   492           $ 1,175
               Other ...............................           22                14                37
                                                         --------           -------           -------
                                                            2,878               506             1,212
Costs and expenses:
               Production ..........................        1,437               365               516
               Severance tax .......................          156                28                65
               Depletion, depreciation, amortization
                 and provision for impairment ......        9,988               554               502
               General and administrative ..........        1,079               192               477
               Interest expense ....................        1,592               234               344
               Financing cost ......................         --                --                 100
                                                         --------           -------           -------
                                                           14,252             1,373             2,004
                                                         --------           -------           -------
Net loss before taxes and cumulative
  effect of change in accounting for income taxes ..      (11,374)             (867)             (792)
Income tax benefit .................................          199               319               264
                                                         --------           -------           -------
Net loss before cumulative effect of
  change in accounting for income taxes ............      (11,175)             (548)             (528)
Cumulative effect of change in accounting
  for income taxes .................................         --                --                 (79)
                                                         --------           -------           -------
Net loss ...........................................     $(11,175)          $  (548)          $  (607)
                                                         ========           =======           =======
Net loss per share .................................     $  (1.67)          $  (.08)          $  (.13)
                                                         ========           =======           =======
Weighted average number of common
  shares outstanding ...............................        6,700             6,680             4,799
                                                         ========           =======           =======

                 See Notes to Consolidated Financial Statements

SARATOGA RESOURCES, INC. FORM 10-KSB                                    21 of 45

                    SARATOGA RESOURCES, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                 (in thousands)

                                                                    COMMON STOCK          STOCK RIGHTS           PREFERRED STOCK
                                                                  SHARES       PAR     SHARES      AMOUNT      SHARES       AMOUNT
                                                                 --------       --      ----       ------      -------      -------
BALANCES, SEPTEMBER 30, 1993 (AS RESTATED) ................           503       $1       690       $  344        1,000      $     1

Conversion of preferred to common 5-1 .....................         5,000        5      --           --         (1,000)          (1)
Conversion of stock rights to common stock ................           690        1      (690)        (344)        --           --
Issuance of stock for oil and gas properties ..............           172        -      --           --           --           --
Issuance of stock in lieu of consulting
  fees and compensation ...................................           145        -      --           --           --           --
Issuance of stock for operating rights ....................           150        -      --           --           --           --
Issuance of stock for capital contribution ................            20        -      --           --           --           --
Issuance of stock options for debt guarantee ..............          --          -      --           --           --           --
Issuance of stock warrants for commitment fee .............          --         --      --           --           --           --
Net loss ..................................................      $   --         --
                                                                 --------       --      ----       ------      -------      -------
BALANCES, SEPTEMBER 30, 1994 ..............................         6,680       $7      --         $--         $--          $  --

Net loss ..................................................          --          -      --           --           --           --
                                                                 --------       --      ----       ------      -------      -------
BALANCES, DECEMBER 31, 1994 ...............................         6,680       $7      --         $--         $--          $  --
                                                                 ========       ==      ====       ======      =======      =======

  Issuance of stock warrants for commitment fee ...........          --          -      --                                     --
  Issuance of stock in lieu of compensation ...............            20        -      --                                     --
  Purchase of treasury stock ..............................            (1)       -      --                        --           --
       Net loss ...........................................          --          -
                                                                 --------       --      ----       ------      -------      -------
       BALANCES, DECEMBER 31, 1995 ........................         6,699       $7      --         $--         $--          $  --
                                                                 ========       ==      ====       ======      =======      =======

                                                  Additional  Retained Earnings
                                                    Paid-In     Accumulated    Treasury
                                                    CAPITAL      (DEFICIT)      STOCK
                                                    -------      --------       -----
BALANCES, SEPTEMBER 30, 1993 (AS RESTATED) ....    $    907      $      2         --

Conversion of preferred to common 5-1 .........          (4)        --            --
Conversion of stock rights to common stock ....         344         --            --
Issuance of stock for oil and gas properties ..         345         --            --
Issuance of stock in lieu of consulting
  fees and compensation .......................         293         --            --
Issuance of stock for operating rights ........         300         --            --
Issuance of stock for capital contribution ....          40         --            --
Issuance of stock options for debt guarantee ..         100         --            --
Issuance of stock warrants for commitment fee .         430         --            --
Net loss ......................................                  $   (607)
                                                    -------      --------      -----
BALANCES, SEPTEMBER 30, 1994 ..................     $ 2,755      $   (605)        --

Net loss ......................................        --            (548)        --
                                                    -------      --------      -----
BALANCES, DECEMBER 31, 1994 ...................     $ 2,755      $ (1,153)        --
                                                    =======      ========      =====

  Issuance of stock warrants for commitment fee         114          --           --
  Issuance of stock in lieu of compensation ...          40          --           --
  Purchase of treasury stock ..................        --            --           (2)
       Net loss ...............................                   (11,175)        --
                                                    -------      --------      -----
       BALANCES, DECEMBER 31, 1995 ............     $ 2,909      $(12,328)     $  (2)
                                                    =======      ========      =====

                 See Notes to Consolidated Financial Statements

SARATOGA RESOURCES, INC. FORM 10-KSB                                    22 of 45

                    SARATOGA RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                            Transition Period
                                                                            Year Ended          Ended             Year Ended
                                                                        DECEMBER 31, 1995   DECEMBER 31, 1994  SEPTEMBER 30, 1994
                                                                             --------            -----            -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...........................................................         $(11,175)           $(548)           $  (607)
Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation, depletion, amortization and provision ...........            9,988              554                503
         for impairment
     Amortization of debt discount .................................              106               35                 35
     Other non cash expenses .......................................             --               --                  168
     Provision for doubtful accounts ...............................              266             --                 --
     Deferred income taxes, including the cumulative
         effect of change in accounting for income taxes ...........             (199)            (319)              (185)
 Changes in operating assets and liabilities:
      Increase in accounts receivable ..............................               66             (31)              (172)
      Increase in note receivable ..................................             --                 (2)               (91)
      Increase in prepaids .........................................              (73)            --                 --
      Increase in accounts payable and accrued liabilities .........            1,735              241                 57
      Increase in other assets .....................................             --                (80)              (124)
      Other, net ...................................................              (56)            (208)              (153)
                                                                             --------            -----            -------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ................              658             (358)              (569)
                                                                             --------            -----            -------

CASH FLOWS FROM INVESTING ACTIVITIES:

Property and equipment additions ...................................           (1,283)            (449)            (1,443)
Net proceeds from sale of assets ...................................               13             --                  202
Acquisition of oil and gas properties ..............................           (2,240)            --               (6,176)
Cash acquired with operating rights ................................             --               --                1,227
Organization cost additions ........................................             (105)            --                 --
                                                                             --------            -----            -------
NET CASH USED IN INVESTING ACTIVITIES ..............................           (3,615)            (449)            (6,190)
                                                                             --------            -----            -------

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on stockholders notes .....................................             --               --                 (253)
Proceeds from borrowings ...........................................            2,954              508              7,919
Payments on borrowings .............................................              (63)            --                 --
Capital contribution ...............................................             --               --                   40
                                                                             --------            -----            -------
NET CASH PROVIDED BY FINANCING ACTIVITIES ..........................            2,891              508              7,706
                                                                             --------            -----            -------

NET INCREASE (DECREASE) IN CASH ....................................              (66)            (299)               947

CASH AT BEGINNING OF YEAR ..........................................              670              969                 22
                                                                             --------            -----            -------
CASH AT END OF YEAR ................................................         $    604            $ 670            $   969
                                                                             ========            =====            =======

                 See Notes to Consolidated Financial Statements

SARATOGA RESOURCES, INC. FORM 10-KSB                                    23 of 45

                                                                                            Transition Period
                                                                             Year Ended          Ended            Year Ended
                                                                         DECEMBER 31, 1995  DECEMBER 31, 1994  SEPTEMBER 30, 1994
                                                                            ------------     --------------    ------------------
SUPPLEMENTAL DISCLOSURES OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES:
   Issuance of stock for oil and gas properties .......................         --                --              345
   Issuance of stock for operating rights .............................         --                --              300
   Issuance of stock warrants for commitment fee ......................          114              --              430
   Issuance of common stock for
     consulting fees and compensation .................................           40              --              221
   Acquisition of oil and gas properties in exchange for
     debt and other consideration .....................................        3,148              --              --

                 See Notes to Consolidated Financial Statements

SARATOGA RESOURCES, INC. FORM 10-KSB                                    24 of 45

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               ORGANIZATION

               Saratoga Resources, Inc., a Delaware corporation, (the "Company", "Saratoga", or the "Registrant") was merged with Sterling Resources Corporation ("Sterling") in February 1994. Sterling, formerly Primo Corporation, had been incorporated in Utah on September 21, 1972.

               The Company has been engaged in oil and gas exploration and development of properties located in far southwest and east Texas and in Louisiana. Sterling had been a passive organization with no assets nor liabilities until September 8, 1993. At that time, Sterling acquired all of the outstanding shares of Saratoga Resources, Inc., a Texas corporation ("Saratoga-Texas"). The stockholders of Saratoga-Texas received 1,000,000 shares of Sterling preferred stock and 100,000 shares of Sterling common stock. Shares belonging to various Sterling stockholders were placed in a voting trust which, along with voting rights of the stock issued to former Saratoga-Texas stockholders, resulted in the former Saratoga-Texas stockholders exercising voting control over 90% of the votes of Sterling's security holders. The acquisition resulted in a complete reorganization of the Company and a change in management. On January 22, 1994 the stockholders of the Company voted to 1) change the name of the Company to Saratoga Resources, Inc.; 2) relocate the domicile of the Company from Utah to Delaware; and, 3) institute a 1 for 30 reverse stock split on the Company's common stock. In addition, the preferred stock of Sterling was converted into common stock.

               The consolidated financial statements included herein are those of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

               On January 30, 1995 the Company elected to change its fiscal year end from September 30 to December 31.

               CASH AND CASH EQUIVALENTS: The Company considers cash equivalents to include all cash items, such as time deposits and short term investments, with maturities of three months or less upon acquisition.

               OIL AND GAS PROPERTIES: The Company follows the full-cost method of accounting for oil and gas properties. Under the full-cost method, all direct costs and certain indirect costs associated with property acquisition, exploration, and development activities are capitalized. Capitalized costs include lease acquisitions, geological and geophysical work, delay rentals, and costs of drilling, completing and equipping successful and unsuccessful oil and gas wells. General and administrative costs associated with property acquisition, exploration and development activities, which were capitalized, amounted to $292,783 for the year ended December 31, 1995, $126,826 for the transition period ended December 31, 1994; and $468,249 for the fiscal year ended September 30, 1994. Gains or losses are not recognized on the sale or other disposition of oil and gas properties, unless significant.

SARATOGA RESOURCES, INC. FORM 10-KSB                                    25 of 45

               The capitalized costs of oil and gas properties, plus estimated future development costs relating to proved reserves, are amortized on a unit-of-production method over the estimated productive life of the proved oil and gas reserves. Depletion expense per barrel of oil equivalent was $10.82 for the year ended December 31, 1995; $6.38 for the transition period ended December 31, 1994; and $5.67 for the fiscal year ended September 30, 1994.

               Capitalized oil and gas property costs, less accumulated amortization and related deferred income taxes, are limited to an amount (the ceiling limitation) equal to the present value of estimated future net revenues from the projected production of proved oil and gas reserves, calculated at prices in effect as of the balance sheet date (with consideration of price changes only to the extent provided by contractual arrangements) and a discount factor of 10% less the income tax effects related to differences between the book and tax basis of the properties. At December 31, 1995, the Company reduced the capitalized costs of its oil and gas properties by $7,185,548 due to the decline in the estimate of the present value of future estimated net revenues at December 31, 1995 and based on the subsequent event discussed in Note 11. All oil and gas properties were conveyed to Internationale Nederlanden (U.S.) Capital Corporation (ING) on May 7, 1996, but effective as of January 1, 1996, as described in Note 11.

               OTHER PROPERTY AND EQUIPMENT: Depreciation of property and equipment, other than oil and gas properties, is generally provided on the straight-line basis over the estimated useful lives of the assets as follows:

      Office equipment                                  5 - 10 years
      Leasehold improvements                            3 - 5 years
      Automobiles                                       5 years

               Ordinary maintenance and repairs are charged to expense, and expenditures which extend the physical or economic life of the assets are capitalized. Gains or losses on disposition of assets other than oil and gas properties and equipment are recognized in income and the related assets and accumulated depreciation accounts are adjusted accordingly.

               OTHER NON-CURRENT ASSETS: Other non-current assets include organization costs, which are being amortized over five years.

               CONCENTRATION OF CREDIT RISK: . Prior to the Foreclosure Sale dated May 7, 1996, substantially all of the Company's receivables were due from oil and gas companies related to properties located in southwest and east Texas and in Louisiana. The Company generally requires no collateral from its customers. The Company assesses its credit risk and provides an allowance for doubtful accounts for any accounts which it deems doubtful of collection.

               INCOME TAXES: As of October 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("Statement 109"). Statement 109 requires a change from the deferred method of accounting for income taxes of APB Opinion No. 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable

SARATOGA RESOURCES, INC. FORM 10-KSB                                    26 of 45

to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates during the periods they are expected to be recovered or settled.

               DERIVATIVE FINANCIAL INSTRUMENTS: To reduce price sensitivity of the cash flows for periods subsequent to June 30, 1994, the Company entered into a Swap Agreement with Internationale Nederlanden (U.S.) Securities Corporation ("ING Securities"), an affiliate of Internationale Nederlanden (U.S.) Capital Corporation ("ING"). This Swap Agreement hedged 4,400 barrels of oil per month from July to December 1994 and 3,400 barrels of oil per month from January to December 1995 at $18.15 per barrel. On April 11, 1995, two new transactions were entered into under the Swap Agreement. Under the terms, the Company agreed to sell 2,000 barrels of oil per month from May 1, 1995 to October 31, 1996, at a price of $18.47 per barrel, and agreed to sell 3,000 barrels of oil per month from June 1, 1995 to May 31, 1996, at a price of $18.40 per barrel. In addition, on April 20, 1995, the Company agreed to sell 60,000 MMBtu's of natural gas per month from July 1, 1995 to March 31, 1997, at a price of $1.85 per MMBtu.

               The hedged volumes represented approximately 93% and 94% of the Company's December 1995 and 1994 equivalent mcf production, respectively. The price differential (gain or loss) is included in oil revenues and was immaterial. The payables at December 31, 1995 and the receivables at December 31, 1994 and September 30, 1994 were immaterial.

               OIL AND GAS REVENUES: The Company recognizes oil and gas revenues as sales occur. Oil and gas sold is not significantly different from the Company's share of production. The Company currently has no significant production imbalances.

               FAIR VALUE OF FINANCIAL INSTRUMENTS: The Company's financial instruments consist of trade receivables and liabilities and various notes payable. The Company believes the carrying value of these financial instruments approximate their estimated fair value subject to the Compromise and Settlement Agreement discussed in Note 11, INFRA.

               NET LOSS PER SHARE: Net loss per share was computed by dividing net loss by the weighted average common shares and common stock equivalents outstanding.

               USE OF ESTIMATES: The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual amounts could differ from those estimates.

               RECLASSIFICATIONS: Certain reclassifications have been made to prior year amounts to conform to the current year's presentation.

SARATOGA RESOURCES, INC. FORM 10-KSB                                    27 of 45

NOTE 2 - ACQUISITIONS

HUNTER PETROLEUM, INC. PROPERTIES

               On November 12, 1993, the Company completed its acquisition of properties from Hunter Petroleum Inc. ("Hunter") for approximately $1,100,000 in cash and 150,000 shares of common stock, with an effective date of September 1, 1993. Results of operations from September 1, 1993 to November 12, 1993 were included as a purchase adjustment. The Company made an initial payment of $600,000 at closing and a second payment on April 28, 1994 in the amount of $100,000. The final payment of $100,000 was made to Hunter in May 1994.

               Dr. Dryer, Mr. Kaminski and Mr. Cooke (stockholders of the Company) acted as individual guarantors of $500,000 of the Company's debt associated with the acquisition. In consideration for the stockholders' guarantee, the Board of Directors of the Company granted Dr. Dryer, Mr. Kaminski and Mr. Cooke options to purchase the Company's common stock of 50,000, 100,000, and 100,000 shares, respectively, at $1.60 per share. The difference between the option price of $1.60 and the estimated market price of $2.00 was reflected as financing costs on the September 30, 1994 income statement. These options were exercisable immediately and for a period of five years beginning May 11, 1994. As of December 31, 1995, none of the individuals had exercised their options.

LOBO ENERGY , INC. ACQUISITION

               On May 25, 1994 Saratoga-Texas and Roberto R. Salinas, Thermo Resources Corporation, the Raymundo O. Salinas, Jr. Trust, the Rogelio Salinas, Jr. Trust, the Ismael O. Salinas Trust, the Octavio Salinas, II Trust, the Yvonne Salinas Gonzalez Trust and the Sandra Salinas Garcia Trust, (collectively "Salinas") executed a Stock Purchase Agreement and related documents ("Purchase Agreement") effective as of May 25, 1994.

               Under the terms of the Purchase Agreement, Saratoga-Texas acquired 5,715 shares of common stock of LEI, Inc. ("LEI"). The shares acquired by Saratoga-Texas gave the Company 57.15% of the common stock of LEI in exchange for a purchase price of $6,000,375 cash which was used to pay Salinas and LEI's lenders at closing. Saratoga-Texas was indemnified for accrued liabilities exceeding $1,500,000.

               Prior to the change in ownership and a resultant change in management, LEI sold all of its rights to operate its oil and gas properties to a newly formed Texas corporation, Lobo Operating, Inc. ("LOI"), which is wholly owned by the Company. LOI was capitalized by the Company with the issuance of 150,000 shares of the Company's common stock, which LOI in turn transferred to LEI as compensation for the operating rights of the properties. LOI functions as the operator for all of the Company's properties, including the LEI properties.

               On March 31, 1995, Saratoga-Texas acquired 4,285 shares of common stock of LEI from Peter P. Pickup ("Pickup"). As a result of this acquisition, Saratoga-Texas controlled 100% of the common stock outstanding of LEI. Concurrent with the purchase of the LEI common stock, LEI assigned to Saratoga-Texas all of LEI's oil and gas assets. The total price paid by Saratoga-Texas

SARATOGA RESOURCES, INC. FORM 10-KSB                                    28 of 45

for the purchase was approximately $5,406,000 and is comprised of the following (the "Purchase Price").

               1) A cash payment of $2,180,000 made by Saratoga-Texas on March 31, 1995 (reduced to $2,085,000 by reason of a concurrent payment of a note payable by Pickup to Saratoga- Texas of $95,000.)

               2) A promissory note in the sum of $346,458 issued to Pickup by Saratoga-Texas and guaranteed by the Company and its subsidiaries (the "Note"). The Note bears interest at the rate of 9.375% per annum. Interest on the unpaid principal balance is to be paid on the last day of each month beginning April 30, 1995 to and including September 30, 1995. On the last day of each month beginning October 31, 1995 the Note's principal balance is to be paid, along with accrued interest, in eighteen equal monthly installments. The Note is secured by 57.15% of LEI's current portion of a potential increase in production which is attributable to a waterflood program on the Moore's Orchard Field in Fort Bend County, Texas. At December 31, 1995, the outstanding balance of the note was approximately $289,000, as referenced in
               Note 4.

               3) The agreement of Saratoga-Texas to pay up to a maximum of $468,542 from the net profits from any production attributable to 42.85% of LEI's current portion of increased production which is attributable to a waterflood program on the Moore's Orchard Field (the "Net Profits Production Payment"). This liability will be recorded as the increased production to which it relates occurs and gives rise to a liability.

               4) At the closing, the Registrant also refinanced approximately $2,411,000 in debt due ING allocable to LEI and its properties.

               These LEI acquisitions were accounted for on the purchase method of accounting. The Company's consolidated statements of operations as of December 31, 1994 and September 30, 1994 reflect Saratoga-Texas' proportional consolidation of LEI's assets, liabilities, revenues and costs. With the acquisition of the remaining 42.85% of the common stock of LEI, the Company's consolidated statement of operations for the year ended December 31, 1995 reflects 100% of LEI's revenues and costs from April 1, 1995 to December 31, 1995.

UNAUDITED PRO FORMA RESULTS

               Had the acquisitions of Hunter and 57.15% of LEI occurred at October 1, 1993, unaudited pro forma revenues, net loss and net loss per share would have been approximately $2,587,000, $632,000, and $.12, respectively, for the year ended September 30, 1994. The unaudited pro forma results are based upon certain assumptions and estimates which the Company believes are reasonable. The unaudited pro forma results do not purport to be indicative of results that actually would have been obtained had the acquisition occurred on October 1, 1993, nor are they intended to be a projection of future results.

SARATOGA RESOURCES, INC. FORM 10-KSB                                    29 of 45

NOTE 3 - ACCOUNTS RECEIVABLE

The following is a detail of accounts receivable at December 31, 1995 (in thousands):

      Oil and gas production                             $ 272
      Joint interest billings                              118
      Advances to partners                                   9
                                                        ------
                                                         $ 399
                                                        ======

NOTE 4 - DEBT

Debt consists of the following at December 31, 1995 (in thousands):

      ING:

      Facility A                                        $ 9,397
      Facility B                                          4,000
      Note payable to an individual                         289
      Note payable to a stockholder                           4
      Other                                                   8
                                                       --------
      Total debt                                        $13,698
                                                       ========


ING CREDIT AGREEMENT

               On March 30, 1995 Saratoga-Texas executed a Credit Agreement ("Credit Agreement") with ING which refinanced the existing LEI debt to ING. The cash portion of the purchase price for the acquisition of LEI described in Note 2 was paid out of the proceeds of the loan evidenced by the Credit Agreement. In the Credit Agreement, ING established two credit facilities in favor of Saratoga-Texas in the combined maximum principal amount of $19,000,000, subject to the borrowing base limitations set forth therein. At December 31, 1995 an aggregate of $15,500,000 was available under these facilities; $13,765,721 was advanced; and $13,397,410 was outstanding, net of unamortized loan commitment fees of $368,311. All oil and gas properties owned by the Company are pledged as collateral under the Credit Agreement and all obligations to ING are also guaranteed by the Company and all of its subsidiaries.

The terms of the two credit facilities are summarized as follows:

                                   FACILITY A

               At March 31, 1995, the Company borrowed $9,765,721 under the terms of Facility A, a revolving line of credit established in the face amount of $15,000,000. Facility A was used by Saratoga-Texas for the purchase of the remaining 42.85% of the common stock of LEI, to retire all outstanding indebtedness owed by LEI and Saratoga-Texas to ING, and to provide working capital.

SARATOGA RESOURCES, INC. FORM 10-KSB                                    30 of 45

               The terms of Facility A provided that the unpaid principal balance outstanding at December 31,1995 of $9,397,410 was due and payable in forty-eight equal monthly installments beginning January 2, 1996 and continuing regularly thereafter on the first day of each month until December 1, 1999. Interest was payable on the first day of each month commencing April 1, 1995, in addition to these installments, and accrued at the election of the Company, at a rate equal to 3.5% over the London Interbank Offered Rate ("LIBOR") or a fixed rate based on the prime rate plus 1.75%. Until July 3, 1995 the Company elected a fixed interest rate of 9.75% and thereafter the rate was equal to 3.5% over Libor.

                                   FACILITY B

               Facility B was a term promissory note that provided for a single advance at March 31, 1995 of $4,000,000 which was used in conjunction with Facility A to repay in full the principal and interest associated with the existing Saratoga-Texas debt to ING. The principal balance was payable in full on January 2, 1996. Facility B was subject to an annual rate of 16%. Interest was payable on the first day of each month commencing April 1, 1995.

                    MATTERS RELATED TO BOTH FACILITY A AND B

               1) Saratoga-Texas paid a loan commitment fee to ING under the Credit Agreement in the form of warrants which allowed ING to acquire 178,620 shares of common stock of the Company in addition to the warrants for 671,380 shares which had been granted pursuant to the terms of the pre-existing Saratoga-Texas debt to ING. The combined total warrants for 850,000 shares were exercisable for $1.36 per share, the number of shares and exercise price being subject to adjustment pursuant to the anti-dilution provisions of the warrants. The warrants would expire if not exercised by July 31, 2001. The difference between the estimated market price of the Registrant's stock and the warrant price was recorded as debt discount and additional paid-in-capital.

               2) The Credit Agreement contained numerous covenants with respect to the operation of the Company. One of the covenants provided that at no time shall the Company's current liabilities, without including payments required under the Credit Agreement, exceed the Company's current assets. Additionally, the Company's net worth, (essentially defined as total tangible assets less total liabilities, minus half of the net proceeds of an equity transaction), was not to fall below $1,500,000. Also, the Company's general and administrative expenses actually incurred and paid during any fiscal year was not to exceed $1,600,000. At December 31, 1995, the Company was in default of numerous covenants associated with this Credit Agreement.

               As discussed in Note 11, on May 7, 1996, in connection with a Foreclosure Sale and Compromise and Settlement Agreement, a majority of the assets (the "Interests") of Saratoga-Texas, LOI and LEI were sold to ING in exchange for ING's forgiveness of all debt owed by the Company to ING. The remainder of the Company's debt, consisting of a note payable to a stockholder, note payable to an individual, and other note payable, will be settled with each lender by the Trustee from the cash proceeds of the

SARATOGA RESOURCES, INC. FORM 10-KSB                                    31 of 45

Foreclosure Sale, pursuant to the Disbursement Agreement dated May 7, 1996, also discussed in Note 11.

NOTE 5 - TRANSACTIONS WITH RELATED PARTIES

               Pursuant to the terms of a Joint Venture Agreement and related documents dated September 30, 1993, by and between the Company and Cooke, Kaminski and Dryer, Kaminski agreed to contribute and assign to the Company rights in certain seismic data and seismic license agreements. Additionally, Cooke, Kaminski and Dryer agreed to forgive debt by the Company in the amounts of $492,564, $320,000 and $196,990 respectively. In exchange for the forgiveness of debt by Cooke, Kaminski and Dryer, and the assignment of the seismic data and rights under the seismic licenses, the Company issued stock rights to 1,379,108 shares of common stock to the joint venture. During 1994 the stock rights were converted to common stock and issued to Cooke, Kaminski and Dryer. The assignment of the seismic data and license agreements by Kaminski to the Company is one of the principal issues involved in the litigation currently pending as further discussed in Item 3. Legal Proceedings (1), SUPRA.

               On December 31, 1993, Dr. Randall Dryer, a director of the Company, was issued 20,000 shares of common stock in exchange for his working interest in the Angelina County Prospect. In addition, Dr. Dryer was issued 20,000 shares of common stock for his $40,000 equity contribution on December 1, 1993. Dr. Dryer is also the owner of a portion of the mineral leases in several wells owned and operated by the Company and is billed his share of operating expenses relating to these properties.

               During the fiscal year ended September 30, 1994, the Company paid Mr. Ron F. Bearden and E Corp, former affiliates of the Company, $50,000 and $45,000, respectively, in exchange for consulting services in connection with the acquisition of Saratoga-Texas. The Company also awarded Mr. Bearden warrants to purchase 6,667 shares of common stock, issuable after December 31, 1993, for 120% of the share price that is offered to the public in any public offering of the common stock after that date. In exchange, Mr. Bearden agreed to cancel the warrants which he had previously received. Mr. Bearden and Mr. L. Srinivasan, an officer and principal in E Corp, served the Company as members of the Board of Directors until January 22, 1994.

               Consulting fees for engineering services were paid to Capital Resource Management, Inc., a stockholder in the Company, in the amount of $54,000 for the year ended December 31, 1995, $39,000 for the transition period ended December 31, 1994; and $41,000 for the fiscal year ended September 30, 1994.

               During the fiscal year ended September 30, 1994, the Company issued 34,138 shares of common stock in lieu of salary and expenses of $68,276 to Mr. Kaminski, as CEO and President. As of December 31, 1995, the Company had a payable due the President of the Company for unpaid compensation and travel expenses of $52,000 for services provided from January 1, 1995 through April 30, 1995, plus interest at 10% from July 15, 1995.

SARATOGA RESOURCES, INC. FORM 10-KSB                                    32 of 45

               As of December 31, 1994 and September 30, 1994 the Company had an account receivable due from Kaminski 90-1 Joint Venture ("Kaminski 90-1"), of which Kaminski, a stockholder of Saratoga, was the joint venture manager. Kaminski 90-1 is the owner of a portion of the mineral leases in several wells owned and operated by the Company and is billed its share of the operating expenses to these properties. The balance due at December 31, 1994 and September 30, 1994 amounted to $78,000 and $59,917, respectively. At December 31, 1995, the outstanding balance of $107,240 was written off as uncollectible.

               On March 31, 1995, the Company's note receivable due from Peter
P. Pickup of $95,000 was applied as additional purchase price consideration for the remaining 4,285 shares of common stock of LEI acquired from Pickup (see Note 2, SUPRA).

               During 1995, the Company issued 20,000 shares of common stock to an employee as compensation for services rendered to the Company.

NOTE 6 - LEASE OBLIGATIONS

               The Company leases office space in Houston, Texas for its corporate office; in Austin, Texas for its operations office; and in Hemphill, Texas for its east Texas field office. The Company entered into a four-year operating lease with a primary term ending in January 1998, with renewal options and escalation clauses, related to its Houston office on May 12, 1994. During June 1994, the Company's prior Houston office lease expired. Rent on the Austin lease is $400 per month on a month to month basis. The Hemphill field office is leased for $260 per month on a month to month basis.

               Rental expense was $111,000 for the year ended December, 31, 1995, $40,000 for the transition period October 1 to December 31, 1994; and $63,000 for the fiscal year ended September 30, 1994.

               Future minimum payments due under all non-cancelable operating leases having initial terms of one year or more are as follows (in thousands):

      1996                                      169
      1997                                      152
      1998                                       14
                                               ----
      Total minimum lease payments          $   335
                                               ====

               As discussed in Note 11, pursuant to the Disbursement Agreement dated May 7, 1996, all lease obligations of the Company will be settled by the Trustee from cash proceeds from the Foreclosure Sale.

NOTE 7 - INCOME TAXES

               As discussed in Note 1, the Company adopted Statement 109 as of October 1, 1993. The cumulative effect of this change in accounting for income taxes of $79,000 or $.02 per share, was

SARATOGA RESOURCES, INC. FORM 10-KSB                                    33 of 45

determined as of October 1, 1993 and is reported separately as a cumulative effect of change in accounting in the consolidated statement of operations for the fiscal year ended September 30, 1994.

               Deferred income taxes result from timing differences in the recognition of income and expense items for income tax and financial reporting purposes. The timing differences consist primarily of the difference in capitalization and depletion of oil and gas properties and the reduction of deferred tax liabilities from current year net operating loss.

               The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                        DECEMBER 31,  DECEMBER 31, SEPTEMBER 30,
                                            1995         1994           1994
                                           -------      -----          -----

Deferred tax assets:

Accrued expenses/ other ..............     $  --        $  21         $  21
Net operating loss carry forwards ....         647        728           456
Oil and gas properties, principally
 due to differences in capitalized
 drilling costs and depletion ........       2,176       --             --
Other ................................        --         --             --
                                           -------      -----          -----
Total gross deferred tax assets ......       2,823        749           477
Less valuation allowance .............      (2,823)      --             --
                                           -------      -----          -----
Net deferred tax assets ..............        --          749           477

Deferred tax liabilities:
   Oil and gas properties, principally
   due to differences in capitalized
   drilling costs and depletion ......        --         (917)         (967)
   Other .............................        --          (10)           (7)
                                           -------      -----          -----
Total gross deferred tax liabilities .        --         (927)         (974)
                                           -------      -----          -----
Net deferred tax liability ...........     $  --        $(178)        $(497)
                                           =======      =====          =====

               As of December 31, 1995 the Company has approximately $2 million in net operating loss carry forwards which begin to expire in the year 2008.

NOTE 8 - MAJOR CUSTOMERS

               The Company's revenues from customers accounting for at least 10% of the Company's total revenues are as follows:

SARATOGA RESOURCES, INC. FORM 10-KSB                                    34 of 45

                                                  Transition Period
                                       Year Ended       Ended       Year Ended
                                      DECEMBER 31,    DECEMBER 31, SEPTEMBER 30,
                                          1995          1994           1994
                                        ---------    -------------   --------
               CUSTOMER
Cerrito Gas Marketing, Ltd.                --            --            17%
Gulfmark Energy, Inc.                      26%           24%           14%
HPL Resources Company                      24%           26%           15%
Scurlock Permian Corporation               19%           16%           10%
Texon Corporation                          --            --            17%
Dalen Resources Oil & Gas Co.              --            11%           --

               Customers accounting for ten percent (10%) or more of the Company's accounts receivable as of December 31, 1995 consisted of five customers totaling $289,000.

NOTE 9 - LITIGATION

               On May 13, 1996, the Company, along with two of its three directors, Thomas F. Cooke ("Cooke") and Randall F. Dryer ("Dryer"), filed a lawsuit (the "Company Lawsuit"), as amended, against the remaining director, Joseph T. Kaminski ("Kaminski") [Cause No. 96-05540, SARATOGA RESOURCES, INC., THOMAS F. COOKE AND RANDALL F. DRYER V. JOSEPH T. KAMINSKI, 261st Judicial District Court, Travis County, Texas]. The Company has filed this lawsuit against Kaminski alleging fraud, breach of fiduciary duty, intentional and negligent misrepresentation, and other claims.

               On May 13, 1996, at the same time the "Company Lawsuit" was being filed, Cooke and Dryer advised Kaminski that Kaminski was being terminated as President of Saratoga, Kaminski having previously been terminated as Chief Executive Officer of Saratoga by the Board of Directors on April 3, 1996. By action of the Board of Directors on May 21, 1996, Kaminski was dismissed for cause as President of Saratoga and its subsidiaries.

               On May 15, 1996, Kaminski filed a lawsuit (the "Kaminski Lawsuit"), as amended, against Cooke, Dryer, Dryer, Ltd. and the Company [Cause No. 96-24469, JOSEPH T. KAMINSKI V. THOMAS F. COOKE, RANDALL F. DRYER, SARATOGA RESOURCES, INC., AND DRYER, LTD., A TEXAS FAMILY PARTNERSHIP, 113th Judicial District Court, Harris County, Texas]. Kaminski has filed this lawsuit individually and derivatively as a shareholder of the Company and has alleged fraud, breach of fiduciary duty, gross negligence, slander, libel per se, and other claims on the part of Cooke and Dryer individually and as directors of the Company.

               The Company continues to conduct its affairs in the ordinary course of business pursuant to the terms and provisions of an Agreed Temporary Injunction presented to the Court in the "Kaminski Lawsuit" on May 20, 1996.

               The "Company Lawsuit" and "Kaminski Lawsuit" are both in the early stages of development. While management of the Company believes at this time that neither lawsuit will have

SARATOGA RESOURCES, INC. FORM 10-KSB                                    35 of 45

a material adverse effect on the Company, it is too early to make an accurate evaluation of potentially adverse effects, if any.

NOTE 10 - STOCKHOLDERS' EQUITY (DEFICIT)

               On January 22, 1994, the stockholders of the Company voted to institute a 1 for 30 reverse stock split on the Company's common stock. Also, on January 22, 1994, the stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of shares of common stock authorized from 20,000,000 to 50,000,000, and decrease the par value per share of common stock from $.25 to $.001. All presentation of shares, per share, and weighted average share amounts were restated to give effect to the reverse stock split and the change in par value. On that same date, the stockholders approved the authorization of 5,000,000 shares of preferred stock with a par value of $.001 per share. The preferred stock may be issued from time to time in one or more series. Prior to each issuance, the Board of Directors is authorized to determine the number of shares, relative powers, preferences, rights and qualifications, limitations or restrictions of all shares of such series. Shares of any series of preferred stock which have been acquired by the Company or which, if convertible or exchangeable, have been converted into or exchanged for shares of stock of another class, would have the status of authorized and unissued shares of preferred stock, subject to the conditions adopted by the Board of Directors.

               During 1995, the Company purchased 1,000 small lot shares for $2.00 per share from stockholders.

NOTE 11 - SUBSEQUENT EVENT

               As of May 7, 1996, The Company owed $13,765,721 plus accrued interest to ING under the Credit Agreement described in Note 4. The Company was in default under the Credit Agreement and all obligations were due and payable in full.

               In connection with a Foreclosure Sale and pursuant to the terms and provisions of a Compromise and Settlement Agreement dated May 7, 1996, a majority of the assets (the "Interests") of Saratoga-Texas, LOI and LEI were sold to ING in exchange for ING's forgiveness of all amounts owed under the Credit Agreement .

               Upon completion of the Foreclosure Sale on May 7, 1996, at which ING was the highest bidder, ING concurrently sold the Interests to PrimeEnergy for cash consideration in the amount of $7,180,000 less an adjustment for net revenue due the purchaser from the effective date of the purchase (January 1, 1996) through May 7, 1996, not to exceed $372,000, plus additional consideration as provided in that certain Purchase and Sale Agreement dated May 7, 1996, by and between ING and PrimeEnergy.

               Upon receipt of the cash proceeds from the sale of the Interests by ING to PrimeEnergy, ING deposited approximately $5,500,000 with the Trustee, of which approximately $4,000,000 was set aside under that certain Disbursement Agreement dated May 7, 1996, for the settlement of outstanding vendor claims and other related liabilities of the Saratoga Companies. The remaining

SARATOGA RESOURCES, INC. FORM 10-KSB                                    36 of 45

$1,500,000 has been paid to the Company and will be available for the Company to pursue other business opportunities.

               As a result of the above transaction, all amounts owed to ING have been classified as current in the accompanying consolidated balance sheet. The consolidated financial statements do not include any other adjustments that would result from the disposal of assets and settlement of liabilities under the terms of the Compromise and Settlement Agreement.

         SUPPLEMENTAL OIL AND GAS PROPERTIES AND RELATED RESERVES DATA
                                   (UNAUDITED)

CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES -

               An analysis of the capitalized oil and gas property costs and related accumulated depletion and depreciation at December 31, 1995 (in thousands):

Proved oil and gas properties                                       $17,582
Equipment                                                               255
                                                                    -------
                                                                     17,837
Less:
Accumulated depletion and depreciation                              (10,847)
                                                                    -------
Net capitalized costs                                               $ 6,990
                                                                    =======

COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION, EXPLORATION AND DEVELOPMENT ACTIVITIES -

The following costs, whether capitalized or expensed, were incurred in oil and gas activities (in thousands):

                                                Transition Period
                                    Year Ended        Ended         Year Ended
                                   DECEMBER 31,    DECEMBER 31,    SEPTEMBER 30,
                                      1995             1994            1994
                                   ------------    ------------    -------------

Acquisition of proved properties      $ 5,377       $    -0-          $7,574
Development                             1,294            449             669
                                       ------            ---          ------
                                      $ 6,671       $    449          $8,243
                                      =======        =======          ======

 RESULTS OF OPERATIONS -

               Oil and gas activities represent substantially all of the business activities of the Company and these activities are located substantially in a single geographic area; therefore, reference should be made to the Consolidated Statements of Operations for the Company's results of operations.

SARATOGA RESOURCES, INC. FORM 10-KSB                                    37 of 45

ESTIMATED QUANTITIES OF OIL AND GAS RESERVES -

               The following table summarizes the Company's net interest in estimated proved oil and gas reserve quantities, all of which are located within the United States. The estimates are based on geological and engineering data which demonstrate with reasonable certainty oil and gas expected to be recovered in future years from known reservoirs under existing economic and operating conditions.

               The estimate of proved reserves as shown in the table, while based on engineering, geological and geophysical data and techniques which are believed to be sound, is nevertheless not subject to precise determination. Accordingly, the estimates will change as future pricing, development, production and reservoir information becomes available. Such changes could be significant.

PROVED DEVELOPED AND UNDEVELOPED RESERVES

                                             OIL (BBLS)           GAS (MCF)
                                             ----------          -----------
Balance at September 30, 1993 .........         667,477              739,039

Production ............................         (33,280)            (331,254)
Revisions .............................        (456,768)          (8,003,706)**
Extensions and discoveries ............          21,640              737,716
Purchases of minerals in place ........       1,002,486           15,782,137
                                             ----------          -----------
Balance at September 30, 1994 .........       1,201,555            8,923,932

Production ............................         (15,053)            (156,531)
Revisions .............................        (192,341)          (1,741,532)
                                             ----------          -----------
Balance at December 31, 1994 ..........         994,161            7,025,869***

Production ............................         (92,209)            (928,475)
Revisions .............................        (580,950)          (2,949,185)
Purchase of minerals in place, net ....         280,029            2,156,791
                                             ----------          -----------
Balance at December 31, 1995 ..........      601,031 ***         5,305,000 ***
                                             ==========          ===========
Proved Developed Reserves:

At September 30, 1994 .................         600,374            5,194,471
At December 31, 1994 ..................         452,106            3,852,986
At December 31, 1995 ..................         473,567***         3,951,300***

**The majority of the downward revision (7,938,000) in proved gas reserve volumes is due to the exclusion of several proved undeveloped properties that, at prices in effect at September 30, 1994, are considered uneconomical to develop.

SARATOGA RESOURCES, INC. FORM 10-KSB                                    38 of 45

***As discussed in Note 11 to the financial statements, on May 7, 1996 in connection with a Foreclosure Sale and Compromise and Settlement Agreement, a majority of the assets (the "Interests") of Saratoga-Texas, LOI and LEI were sold to ING in exchange for ING's forgiveness of all amounts owed under the Credit Agreement .

DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES -

               Standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves is as follows (in thousands):

                                     DECEMBER 31,    DECEMBER 31,  SEPTEMBER 30,
                                        1995             1994          1994
                                       -------         --------      ---------
Future cash inflows                    $21,427        $ 25,971       $ 31,324
Future production costs                 (5,762)         (8,935)       (11,106)
Future development costs                (2,081)         (3,782)        (3,673)
Future income taxes                       (809)           (679)          (540)
                                       -------         --------      ---------
Future net cash flows                   12,775          12,575         16,005

  Less: 10% annual discount
  for estimated timing of cash flows     3,629           3,738          5,919
                                       -------         --------      --------
Standardized measure of discounted
  future net cash flows                $ 9,146         $ 8,837        $10,086
                                       =======         ========       =======

               In accordance with regulations prescribed by the Securities and Exchange Commission, future cash flows are computed using year-end costs and prices adjusted for contractual increases and other fixed and determinable escalations discounted at 10%. Product prices actually received at the leases as of December 31, 1995, December 31, 1994 and September 30, 1994 were used in the estimates of cash flows. The standardized measure of discounted future cash flows does not purport to represent the fair market value of the Company's oil and gas properties (See Note 11).

               Future income tax expenses are computed using year-end statutory tax rates (adjusted for permanent differences that relate to existing proved oil and gas reserves in which the enterprise has mineral interests). The following are the principal changes in the standardized measure of discounted future net cash flows (in thousands):

SARATOGA RESOURCES, INC. FORM 10-KSB                                    39 of 45

                                               Year Ended  Transition Period  Year Ended
                                               December 31,  December 31,    September 30,
                                                   1995          1994          1994
                                                  -------      --------      --------
Balance at beginning of period ..............     $ 8,837      $ 10,086      $  3,057
Sales and transfers of oil and gas
    produced, net of production costs .......      (1,263)          (99)         (594)
Net change in prices ........................       4,276           601        (5,416)
Revisions to previous quantity estimates** ..      (8,098)       (2,552)       (7,287)
Extensions, discoveries, and improved
    recovery less related costs .............        --            --             588
Changes in estimated future development costs        (407)         (629)        2,511
Development costs incurred ..................       1,294           449           669
Changes in estimated future income taxes ....        (566)         (139)        2,297
Purchases of reserves .......................       3,955          --          14,619
Accretion of discount .......................         884         1,009           306
Other, including changes in timing ..........         234           111          (664)
                                                  -------      --------      --------
Balance at end of period ....................     $ 9,146***   $  8,837      $ 10,086
                                                  =======      ========      ========

**The majority of the downward revision for the year ended September 30, 1994 (74%) is due to the exclusion of several proved undeveloped properties that, at current prices, are considered uneconomical to develop.

***As discussed in Note 11 to the financial statements, on May 7, 1996, in connection with a Foreclosure Sale and Compromise and Settlement Agreement, a majority of the assets (the "Interests") of Saratoga-Texas, Lobo Operating, Inc. and LEI, Inc. , including all related reserves, were sold to ING in exchange for ING's forgiveness of all amounts owed under the Credit Agreement.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  On August 2, 1994, the Registrant engaged Ernst & Young LLP to audit the Registrant's financial statements for the fiscal year ending September 30, 1994. The engagement of Ernst & Young LLP was approved by the Board of Directors of the Registrant in a meeting on May 11, 1994.

               Hein + Associates LLP's report on the Registrant's financial statements for the year ended September 30, 1993 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified as to uncertainty, audit scope or accounting principles. The Company had no disagreements with Hein + Associates LLP during the year ended September 30, 1993 or any interim periods on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved, would have required reference in Hein + Associates LLP's report. In addition, during such period, Hein + Associates LLP did not advise the Company of any "reportable events" requiring disclosure by Item 304 of Regulation S-K.

SARATOGA RESOURCES, INC. FORM 10-KSB                                    40 of 45

               By approval of the Board of Directors effective as of June 10, 1996, the Company has (i) retained the services of Hein + Associates LLP, 5075 Westheimer, Suite 970, Houston, Texas 77056, as principal accountant and auditor for the purpose of auditing the Company's financial statements and (ii) dismissed Ernst & Young LLP. Previously, Ernst & Young LLP served as the Company's principal accountant and auditor. This change has been occasioned after careful consideration by the Company, and as further explained under "Background" hereinbelow.

               A copy of the "Independent Auditor's Report" (the "Report") dated May 2, 1995, which was prepared by Ernst & Young LLP, was included in the Company's Form 10-KSB for the fiscal period from October 1, 1994 to December 31, 1994. The Report expressed doubt about the Company's ability to continue as a going concern based upon several factors as outlined in the Report: (i) the Company had incurred an operating loss for the transition period October 1 to December 31, 1994 and the year ended September 30, 1994 (ii) the Company had a working capital deficiency for said periods (iii) the Company projected an operating loss for the twelve months ending December 31, 1995, and (iv) the Company was not in compliance with certain covenants under a Credit Agreement with its principal lender.

               For the prior audited periods and subsequent unaudited periods, the Company is not aware of any material disagreements or reportable events with Ernst & Young LLP regarding accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

               BACKGROUND. As set forth in Item 2 hereof, under the terms and provisions of the Agreement, a majority of the assets of the Saratoga Entities were ultimately acquired by PrimeEnergy on May 7, 1996. As a result, the Company has no, or virtually no, assets other than approximately $1,500,000 out of the $5,500,000 originally deposited by ING into Escrow. This represents a significant change for the Company. Previously, the Company had been actively engaged in the production and development of oil and gas properties. As such, the Company had been able to financially support the retention of Ernst & Young LLP as its principal accountant and auditor. Hein + Associates LLP has agreed to perform the audit for substantially lower fees than Ernst & Young LLP. Presently, the Company is in a position which requires it to make efficient use of its reduced financial resources in an attempt to maintain the Company as a viable business entity going forward.

               Accordingly, the Company has determined that the cost required to continue to retain the services of such a large public accounting firm as Ernst & Young, LLP as the Company's principal accountant and auditor, giving due consideration to the Company's current financial and business affairs, would not be the most prudent use of Company assets.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

               Executive Officers of the Company and its wholly owned subsidiaries serve at the pleasure of the Board of Directors and are elected annually at a meeting of the Board of Directors. Set forth are the directors and executive officers at July 15, 1996:

SARATOGA RESOURCES, INC. FORM 10-KSB                                    41 of 45

NAME                           POSITION                                   AGE

Thomas F. Cooke                Chairman, Chief Executive Officer and       47
                               Chief Operating Officer

Joseph T. Kaminski             Director                                    46

Dr. Randall F. Dryer           Director                                    43

BIOGRAPHICAL INFORMATION

               As of July 15, 1996, the following provides information as to each executive officer and director of the Company, including age, principal occupation and business experience during the last five years:

THOMAS F. COOKE, CHAIRMAN, CHIEF EXECUTIVE OFFICER AND CHIEF OPERATING OFFICER, age 47, was one of the co-founders of Saratoga Resources, Inc. in 1990. Mr. Cooke has been a self employed independent oil and gas producer for the last 16 years. Sterling acquired Saratoga-Texas in September 1993, at which time Mr. Cooke was elected Chairman of the Board and Chief Operating Officer of Sterling. Mr. Cooke is an Explorer Member of the Texas Independent Producer and Royalty Owner Association and serves as Director and Chairman of the North American Energy Issues Committee. Mr. Cooke replaced Mr. Kaminski as Chief Executive Officer on April 3, 1996.

DR. RANDALL F. DRYER, DIRECTOR, age 43, became a member of the Board of Directors of the Company on January 22, 1994. Dr. Dryer has been in the private medical practice of Spinal Surgery for over ten years and serves on the Medical Advisory Board of a publicly traded company, U.S. Medical, Inc. He is actively involved with The Texas Independent Producers and Royalty Owners Association.

JOSEPH T. KAMINSKI, DIRECTOR, age 46, started his career as a geophysicist for Amoco and has served as an exploration geophysicist for three independent exploration firms. Mr. Kaminski co-founded Seitel, Inc. in 1983 and during the time that he was CEO and Chairman of the Board, from 1982 through 1987, Seitel grew from a start-up company to having assets in excess of $20,000,000. Mr. Kaminski and Mr. Cooke jointly founded Saratoga-Texas in July of 1990. After the Company acquired Saratoga-Texas in September of 1993, Mr. Kaminski became a member of the Board and was elected Chief Executive Officer and President, serving in those capacities until April 3, 1996 and May 21, 1996 respectively.

ITEM 10. EXECUTIVE COMPENSATION.

               The following Summary Compensation Table sets forth all cash compensation paid, distributed or accrued for services, including salary and bonus amounts rendered in all capacities for

SARATOGA RESOURCES, INC. FORM 10-KSB                                    42 of 45

the Company during the and fiscal years ended December 31, 1995, 1994 and, 1993. All other tables required to be reported have been omitted as there has been no compensation awarded to, earned by or paid to any of the Company's executives in any fiscal year covered by the tables.

                           SUMMARY COMPENSATION TABLE

                                                                         LONG TERM COMPENSATION
                                                                        ------------------------
                                           ANNUAL COMPENSATION           AWARDS   PAYOUTS
                                         -----------------------        --------  -------
                                                 OTHER
NAME                                             ANNUAL    RESTRICTED                       ALL OTHER
AND              FISCAL                          COMPEN-     STOCK                 LTIP      COMPEN-
PRINCIPAL        YEAR                            SATION     AWARD(S)    OPTIONS/  PAYOUTS    SATION
POSITION         ENDED    SALARY($)   BONUS($)     ($)        ($)        SARS(#)    ($)       ($)
- --------         -----    ---------   --------   -------  ----------     -------  -------    -----
CEO
Kaminski,
Joseph (1)

Dec. 31 (2)      1995     $107,100      None       None      None        None      None      None
Oct. - Dec. 31   1994       30,000      None     $2,100      None        None      None      None
Sept. 30         1994       96,300      None       None      None        None      None      None

COO
Cooke,
Thomas

Dec. 31          1995     $106,000      None       None      None        None      None      None
Oct. - Dec. 31   1994       30,000      None       None      None        None      None      None


(3)

(1) Mr. Kaminski received no cash, property or stock compensation for the first three months of fiscal 1994 during which time a compensation amount of $2,100 per month was imputed in accordance with generally accepted accounting principles (SAB 2B). His compensation for the remainder of the fiscal year 1994 was $10,000 per month. He received $2,100 in rental income from the Company. He received $50,000 in common stock valued at $2.00 per share and the remainder in cash. This table does not include 100,000 stock warrants at an exercisable price of $1.60 per share, exercisable immediately and expiring May 11, 1999. These warrants were granted in connection with the guarantee of the Company's debt to Hunter Petroleum, Inc. and not in connection with his services as an officer.

(2) An additional $52,000 plus interest, in deferred compensation and expenses is claimed by Mr. Kaminski.

(3) None of the other executive officers of the Company had aggregate salary and bonus in excess of $100,000 for the fiscal years indicated.


ITEM 11. SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

               The following table sets forth information concerning the shares of the Company's common stock beneficially owned by each director of the Company and all directors and officers as a group and each holder of over five percent of the outstanding common stock as of July 15, 1996. The mailing address for all officers and directors other than Mr. Kaminski is Saratoga Resources, Inc., 2000 Dairy Ashford S., Suite 410 , Houston, Texas 77077. Mr. Kaminski's mailing address is 531 Hidden Harbor, Houston, Texas 77079.

SARATOGA RESOURCES, INC. FORM 10-KSB                                    43 of 45

                                       NUMBER
NAME OF BENEFICIAL OWNER              SHARES(1)             PERCENT

Joseph T. Kaminski                    2,552,721              37.49%
Thomas F. Cooke                       2,211,274              32.47%
Dryer Family Limited Partnership        920,737              13.52%
                                                            ------

All executive officers and
  directors as a group (3 persons)    5,684,732              83.48%

(1) Includes shares purchasable under warrants exercisable within 60 days and expire if not exercised by May 11, 1999:

      Joseph T. Kaminski               100,000
      Thomas F. Cooke                  100,000
      Randall F. Dryer, M.D.            50,000
                                      ---------
              Total                    250,000

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

               Pursuant to the terms of a Joint Venture Agreement and related documents dated September 30, 1993, by and between the Company and Cooke, Kaminski and Dryer, Kaminski agreed to contribute and assign to the Company rights in certain seismic data and seismic license agreements. Additionally, Cooke, Kaminski and Dryer agreed to forgive debt by the Company in the amounts of $492,564, $320,000 and $196,990 respectively. In exchange for the forgiveness of debt by Cooke, Kaminski and Dryer, and the assignment of the seismic data and rights under the seismic licenses, the Company issued stock rights to 1,379,108 shares of common stock to the joint venture. During 1994 the stock rights were converted to common stock and issued to Cooke, Kaminski and Dryer. The assignment of the seismic data and license agreements by Kaminski to the Company is one of the principal issues involved in the litigation currently pending as further discussed in Item 3. Legal Proceedings (1), SUPRA.

               Cooke, Kaminski and Dryer acted as individual guarantors of $500,000 of the Company's debt associated with the Hunter acquisition (See Consolidated Financial Statements, Note 2-Acquisitions, SUPRA). In consideration for the stockholders' guarantee, the Board of Directors of the Company granted Dryer, Kaminski and Cooke options to purchase the Company's common stock of 50,000, 100,000, and 100,000 shares, respectively, at $1.60 per share. These options were exercisable May 11, 1995 and expire five years thereafter.

               Dryer was issued 20,000 shares of common stock in exchange for his working interest in the Angelina County Prospect. In addition, Dryer was issued 20,000 shares of common stock for his $40,000 equity contribution on December 1, 1993. Dryer is also the owner of a portion of the mineral leases in several wells formerly owned and operated by the Company and is billed his share of operating expenses relating to these properties.

SARATOGA RESOURCES, INC. FORM 10-KSB                                    44 of 45

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(A) EXHIBITS.

        NO.     EXHIBIT DESCRIPTION

        (3)     ARTICLES OF INCORPORATION AND BY-LAWS:

                3.1 Certificate of Incorporation of Registrant, Saratoga Resources, Inc., filed with the Office of the Secretary of the State of Delaware on January 19, 1994. Incorporated by reference to the Form 10-KSB filed February 3, 1995, filed as Exhibit 3.1 thereto.

                3.2 By-Laws of Registrant, Saratoga Resources, Inc., a Delaware Corporation, adopted January 20, 1994. Incorporated by reference to the Form 10-KSB filed February 3, 1995 and filed as Exhibit 3.2 thereto.

        (10)    MATERIAL CONTRACTS:

                10.1 Compromise and Settlement Agreement dated May 7, 1996, by and between Saratoga Resources, Inc. a Delaware corporation, Saratoga Resources, Inc., a Texas corporation, Lobo Operating, Inc., a Texas corporation, LEI, Inc., a Texas corporation, Thomas F. Cooke, Joseph
                        T. Kaminski, Randall F. Dryer, and Internationale Nederlanden (U.S.) Capital Corporation, filed as Exhibit 1 to the Company's Report on 8-K dated May 7, 1996 and incorporated herein by reference.

                10.2 Purchase and Sale Agreement dated May 7, 1996, by and between Internationale Nederlanden (U.S.) Capital Corporation and PrimeEnergy Corporation, filed as
                        Exhibit 2 to the Company's Report on 8-K dated May 7, 1996 and incorporated herein by reference.

                10.3 Assignment and Bill of Sale dated May 7, 1996, by and between Saratoga Resources, Inc., a Delaware corporation and PrimeEnergy Corporation, filed as Exhibit 3 to the Company's Report on 8-K dated May 7, 1996 and incorporated herein by reference.

(B) REPORTS ON FORM 8-K

        (1) A Form 8-K dated May 7, 1996 was filed with the Securities and Exchange Commission on July 16, 1996, reporting Item 2-Acquisition or Disposition of Assets, Item 4 - Change in Registrant's Certifying Accountant , and Item 5-Other Events- Pending Litigation.

SARATOGA RESOURCES, INC. FORM 10-KSB                                    45 of 45

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

SARATOGA RESOURCES, INC.

By: _______________________              Date: _________________
      Thomas F. Cooke,
      Chairman and Chief Executive Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

By: _______________________              Date: _________________
      Thomas F. Cooke,
      Chairman,  Chief Executive Officer
      and Principal Accounting and Financial Officer

By: _______________________              Date: _________________
      Joseph T. Kaminski,
      Director

By: _______________________              Date: _________________
      Randall F. Dryer,
      Director