Form 10QSB
period 1996-05-07
SARATOGA RESOURCES INC
filed 1996-08-01
CIK 311046

SARATOGA RESOURCES, INC.          FORM 10-QSB                       PAGE 1 OF 13

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-11498

                            SARATOGA RESOURCES, INC.
              (Exact name of small business issuer in its charter)

           Delaware                                                  76-0453392
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

            2000 Dairy Ashford South, Suite 410 Houston, Texas 77077
          (Address of principal executive offices, including Zip Code)
                                 (713) 531-0022
              (Registrant's telephone number, including area code)

               1155 Dairy Ashford, Suite 600, Houston, Texas 77079
              (Former name, former address and former fiscal year,
                         if changed since last report)

           Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]   No [ ]

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

           Indicate by check mark whether the registrant has filed all documents and reports required to be filed by section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to distribution of securities under a plan
confirmed by a court.  Yes [ ]   No [ ]

           As of July 19, 1996, there were 6,809,400 issued and outstanding shares of Registrant's common stock, $.001 par value.

SARATOGA RESOURCES, INC.          FORM 10-QSB                       PAGE 2 OF 13

                            SARATOGA RESOURCES, INC.
                         QUARTERLY REPORT ON FORM 10-QSB

                                      INDEX                             PAGE NO.
PART I. Financial Information

Item 1. Financial Statements (Unaudited)

           Consolidated Balance Sheet -
             March 31, 1996 ...............................................    3

           Consolidated Statements of Operations -
             Three months ended March 31, 1996 and 1995 ...................    5

           Consolidated Statements of Cash Flows -
             Three months ended March 31, 1996 and 1995 ...................    6

           Notes to Consolidated Financial Statements .....................    7

Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations ................   10

PART II.Other Information .................................................   12

Item 6. Exhibits and Reports on Form 8-K ..................................   12

           Signatures .....................................................   13

SARATOGA RESOURCES, INC.          FORM 10-QSB                       PAGE 3 OF 13

                         PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    SARATOGA RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 1996
                                 (In Thousands)
                                   (Unaudited)

ASSETS
Current assets:
           Cash .................................................      $    604
           Accounts receivables .................................           427
           Accounts receivable from related party                          --
           Prepaid expenses .....................................            41
           Other ................................................            15
           Deferred income taxes ................................          --
Total current assets ............................................         1,087

Property and equipment:
           Oil and gas properties  (full cost method) ...........        17,620
           Equipment ............................................           256

           Less accumulated depletion,
            depreciation and amortization .......................       (11,190)
                                                                       --------
                                                                          6,686
Other assets, net of accumulated amortization
           of $117 ..............................................           236
                                                                       --------

Total Assets ....................................................      $  8,009
                                                                       ========
                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SARATOGA RESOURCES, INC.          FORM 10-QSB                       PAGE 4 OF 13

                    SARATOGA RESOURCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (CONTINUED)
                              AS OF MARCH 31, 1996
                                 (In Thousands)
                                   (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
           Accounts payable and accrued liabilities ............       $  2,796
           Legal suspense ......................................            305
           Royalties Payable ...................................            192
           Interest payable ....................................          1,090
           Advance from partners ...............................             71
            Current maturities of debt .........................         13,662
                                                                       --------
Total current liabilities ......................................         18,116

Stockholders' equity
           Common stock ........................................              7
           Treasury stock ......................................             (2)
           Additional paid in capital ..........................          2,909
           Retained deficit ....................................        (13,021)
                                                                       --------

Total stockholders' equity .....................................        (10,107)

Total Liabilities and Stockholders' Equity .....................       $  8,009
                                                                       ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SARATOGA RESOURCES, INC.          FORM 10-QSB                       PAGE 5 OF 13


                    SARATOGA RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                              THREE MONTHS ENDED
                                                                    MARCH 31,
                                                               1996        1995
                                                             -------      ------
Revenues:
           Oil and gas .................................    $   684     $   421
           Other .......................................          1          14
                                                            -------     -------
                                                                685         435
Costs and Expenses:
           Production ..................................        271         307
           Severance tax ...............................         43          21
           Depletion, depreciation and  amortization ...        362         245
           General and administrative ..................        268         171
           Interest expense ............................        434         234
                                                            -------     -------
                                                              1,378         978
                                                            -------     -------

Net loss before taxes ..................................       (693)       (543)

Income tax benefit .....................................          0         199
                                                            -------     -------

Net loss ...............................................    $  (693)    $  (344)
                                                            =======     =======

Net loss per share .....................................    $  (.10)    $  (.05)
                                                            =======     =======

Weighted average number of common shares outstanding ...      6,699       6,680
                                                            =======     =======

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SARATOGA RESOURCES, INC.           FORM 10-QSB                      PAGE 6 OF 13



                    SARATOGA RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                               1996       1995
                                                              -----     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ...............................................    $(693)    $  (344)

  Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
  Depreciation, depletion and amortization ...............      362         245
  Deferred income taxes ..................................        0        (199)
  Amortization of debt discount ..........................       23          37
 Changes in operating assets and liabilities:
   Decrease in accounts receivable .......................      (28)        106
   Increase (decrease) in accounts payable and accrued
     liabilities .........................................      371        (643)
  Other ..................................................       64         (57)
                                                              -----     -------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ......       99        (855)
                                                              -----     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment additions .......................      (39)       (279)
  Acquisition of oil and gas properties ..................        0      (4,642)
                                                              -----     -------
NET CASH USED IN INVESTING ACTIVITIES ....................      (39)     (4,921)
                                                              -----     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings ..............................      (60)      5,363
                                                              -----     -------
 NET CASH PROVIDED BY FINANCING ACTIVITIES ...............      (60)      5,363
                                                              -----     -------

NET (DECREASE) INCREASE IN CASH ..........................        0        (413)
CASH AT BEGINNING OF PERIOD ..............................      604         670
                                                              -----     -------
CASH AT END OF PERIOD ....................................    $ 604     $   257
                                                              =====     =======

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SARATOGA RESOURCES, INC.           FORM 10-QSB                      PAGE 7 OF 13

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

ORGANIZATION: Saratoga Resources, Inc., a Delaware corporation, (the "Company", "Saratoga", or the "Registrant") was merged with Sterling Resources Corporation ("Sterling") in February 1994. Sterling, formerly Primo Corporation, had been incorporated in Utah on September 21, 1972.

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

           On May 25, 1994, under the terms of a Stock Purchase Agreement, Saratoga-Texas acquired 5,715 shares of common stock of Lobo Energy, Inc. ("LEI"). The shares acquired by Saratoga- Texas gave the Company 57.15% of the common stock of LEI in exchange for a purchase price of $6,000,375 cash.

           On March 31, 1995, Saratoga -Texas acquired the remaining 42.85% (4,285 shares) of the common stock of LEI from Peter P. Pickup. The total price paid by Saratoga-Texas for the purchase was approximately $5,401,000. As a result of this acquisition, Saratoga-Texas controlled 100% of the common stock outstanding of LEI.

           These LEI acquisitions were accounted for on the purchase method of accounting. The Company's consolidated statements of operations as of March 31, 1995 reflect Saratoga-Texas' proportional consolidation of LEI's assets, liabilities, revenues and costs. With the acquisition of the remaining 42.85% of the common stock of LEI, the Company's consolidated statement of operations for the three months ended March 31, 1996 reflects 100% of LEI's revenues and costs.

GENERAL: The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all

SARATOGA RESOURCES, INC.           FORM 10-QSB                      PAGE 8 OF 13

adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading. The unaudited consolidated financial statements included herein are those of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the transition period ended December 31, 1995.

NOTE 2 - DEBT

           On March 30, 1995, the Company, Saratoga-Texas and LEI executed a Credit Agreement ("Credit Agreement") with ING which, in part, refinanced the existing LEI debt to ING. The cash portion of the purchase price for the acquisition of LEI described in Note 1 was paid out of the proceeds of the loan evidenced by the Credit Agreement. In the Credit Agreement, ING established two credit facilities in favor of Saratoga-Texas in the combined maximum principal amount of $19,000,000, subject to the borrowing base limitations set forth therein. At March 31, 1996 an aggregate of $15,500,000 was available under these facilities; $13,765,721 was advanced; and $13,397,410 was outstanding, net of unamortized loan commitment fees of $368,311. All oil and gas properties owned by the Company are pledged as collateral under the Credit Agreement and all obligations to ING are also guaranteed by the Company and all of its subsidiaries.

           The Credit Agreement contained numerous covenants with respect to the operation of the Company. One of the covenants provided that at no time shall the Company's current liabilities, without including payments required under the Credit Agreement, exceed the Company's current assets. Additionally, the Company's net worth, (essentially defined as total tangible assets less total liabilities, minus half of the net proceeds of an equity transaction), was not to fall below $1,500,000. Also, the Company's general and administrative expenses actually incurred and paid during any fiscal year was not to exceed $1,600,000. At March 31, 1996, the company was in default of numerous covenants associated with this Credit Agreement.

           As discussed in Note 4, on May 7, 1996 in connection with a Foreclosure Sale and Compromise and Settlement Agreement, a majority of the assets (the "Interests") of Saratoga-Texas, LOI and LEI were sold to ING in exchange for ING's forgiveness of all debt owed by the Company to ING. The remainder of the Company's debt, consisting of a note payable to a stockholder, note payable to an individual, and other note payable, will be settled with each lender by the Trustee from the cash proceeds of the Foreclosure Sale, pursuant to the Disbursement Agreement dated May 7, 1996, also discussed in Note 4.

NOTE 3 - LITIGATION

         On May 13, 1996, the Company, along with two of its three directors, Thomas F. Cooke ("Cooke") and Randall F. Dryer ("Dryer"), filed a lawsuit (the "Company Lawsuit"), as amended, against the remaining director, Joseph T. Kaminski ("Kaminski") [Cause No. 96-05540, SARATOGA RESOURCES, INC., THOMAS F. COOKE AND RANDALL F. DRYER V. JOSEPH T. KAMINSKI, 261st Judicial

SARATOGA RESOURCES, INC.           FORM 10-QSB                      PAGE 9 OF 13

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

           The "Company Lawsuit" and "Kaminski Lawsuit" are both in the early stages of development. While management of the Company believes at this time that neither lawsuit will have a material adverse effect on the Company, it is too early to make an accurate evaluation of potentially adverse effects, if any.

NOTE 4 - SUBSEQUENT EVENT

           As of May 7, 1996, The Company owed $13,765,721 plus accrued interest to ING under the Credit Agreement described in Note 2. The Company was in default under the Credit Agreement and all obligations were due and payable in full.

           In connection with a Foreclosure Sale and pursuant to the terms and provisions of a Compromise and Settlement Agreement dated May 7, 1996, a majority of the assets (the "Interests") of Saratoga-Texas, LOI and LEI were sold to ING in exchange for ING's forgiveness of all amounts owed under the Credit Agreement.

           Upon completion of the Foreclosure Sale on May 7, 1996, at which ING was the highest bidder, ING concurrently sold the Interests to PrimeEnergy for cash consideration in the amount of $7,180,000 less an adjustment for net revenue due the purchaser from the effective date of the purchase (January 1, 1996) through May 7, 1996, not to exceed $372,000, plus additional

SARATOGA RESOURCES, INC.           FORM 10-QSB                      PAGE10 OF 13


consideration as provided in that certain Purchase and Sale Agreement dated May 7, 1996, by and between ING and PrimeEnergy.

           Upon receipt of the cash proceeds from the sale of the Interests by ING to PrimeEnergy, ING deposited approximately $5,500,000 with the Trustee, of which approximately $4,000,000 was set aside under that certain Disbursement Agreement dated May 7, 1996, for the settlement of outstanding vendor claims and other related liabilities of the Saratoga Companies. The remaining $1,500,000 has been paid to the Company and will be available for the Company to pursue other business opportunities.

           As a result of the above transaction, all amounts owed to ING have been classified as current in the accompanying consolidated balance sheet. The consolidated financial statements do not include any other adjustments that would result from the disposal of assets and settlement of liabilities under the terms of the Compromise and Settlement Agreement.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

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

           The failure of the private placement efforts combined with the lack of availability of funds necessary for the development of its Properties placed the Company in a severe financial crisis. In an attempt to salvage the maximum value of the Saratoga Companies for the benefit of the other creditors (the "Other Creditors") and the Company and its shareholders, the Saratoga Companies spent several months examining and pursing various alternatives with respect to
(i) the possible refinancing and/or restructuring of the debt of the Saratoga Companies, (ii) the sale of the Saratoga Companies or their underlying assets, and (iii) the prosecution or settlement of certain potential claims against ING. [The Company and Saratoga-Texas, Lobo Operating, Inc. (LOI) and LEI are sometimes collectively referred to herein as the "Saratoga Companies".]

SARATOGA RESOURCES, INC.           FORM 10-QSB                     PAGE 11 OF 13

           Unable to meet its financial obligations under the Credit Agreement, the Company received notices of default from ING, whereupon ING threatened to foreclose its perfected first lien security interests in the Properties and Interests. At the same time the Company was receiving notices of default from ING, the Company was attempting to negotiate a transaction with PrimeEnergy involving either a merger of the two entities or a sale of the assets of the Saratoga Entities to PrimeEnergy. The situation with ING obviously complicated the Company's efforts with PrimeEnergy, as it had with other companies with which the Company had been involved in similar negotiations. [Saratoga-Texas, LOI and LEI are sometimes collectively referred to herein as the "Saratoga Entities".]

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

           Upon receipt of the cash proceeds from the sale of the Interests by ING to PrimeEnergy, ING deposited approximately $5,500,000 with the Trustee, of which approximately $4,000,000 was set aside under the Disbursement Agreement for the settlement of outstanding vendor debt and other related liabilities of the Saratoga Companies. Upon the settlement of all such liabilities, the Company anticipates that there will be no material liabilities going forward, other than those incurred since May 7, 1996, in the ordinary course of business and certain liabilities with respect to prior matters which the Company does not believe are material.

SARATOGA RESOURCES, INC.           FORM 10-QSB                     PAGE 12 OF 13

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

                          PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

           See Note 3 to Consolidated Financial Statements.

ITEM 2. CHANGES IN SECURITIES

           See Notes 2, 3 and 4 to Consolidated Financial Statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

                      3.2 By-Laws of Registrant, Saratoga Resources, Inc., a Delaware Corporation, adopted January 20, 1994. Incorporated by reference to the Form 10-KSB filed February 3, 1995, filed as
                                 Exhibit 3.2 thereto.

SARATOGA RESOURCES, INC.           FORM 10-QSB                     PAGE 13 OF 13

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        SARATOGA RESOURCES, INC.


                                        By: \s\ THOMAS F. COOKE
                                                Thomas F. Cooke
                                                Chairman of the Board
                                                Chief Executive Officer and
                                                Principal Accounting and
                                                Financial Officer
Date:   July 31, 1996