Form 10QSB
period 1996-06-30
SARATOGA RESOURCES INC
filed 1996-08-26
CIK 311046

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

        [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 1996

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

                                         Yes  X  No

                 APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                               DURING THE PRECEDING FIVE YEARS:

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to distribution of securities under a plan confirmed by a court.
                                         Yes    No

        As of July 19, 1996, there were 6,809,400 issued and outstanding shares of Registrant's common stock, $.001 par value.

                            SARATOGA RESOURCES, INC.
                         QUARTERLY REPORT ON FORM 10-QSB

                                      INDEX

                                                                  Page No.
PART I.        Financial Information

Item 1.        Financial Statements (Unaudited)

               Consolidated Balance Sheets -                             3
               June 30, 1996 and December 31, 1995

               Consolidated Statements of Operations -                   5
               Three months ended June 30, 1996 and 1995
               Six Months ended June 30, 1996 and 1995

               Consolidated Statements of Cash Flows -                   6
               Six months ended June 30, 1996 and 1995

               Notes to Consolidated Financial Statements                7

Item 2.        Management's Discussion and Analysis of                  10
               Financial Condition and Results of Operations

PART II.       Other Information

Item 1.        Legal Proceedings                                        11

Item 2.        Changes in Securities                                    12

Item 6.        Exhibits and Reports on Form 8-K                         12

               Signatures                                               13

                    SARATOGA RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)

ASSETS
                                                        JUNE 30,    DECEMBER 31,
                                                           1996          1995
                                                       ----------   ------------
Current assets:
        Cash ..........................................    $ 1,659     $    604
        Accounts Receivable ...........................       --            399
        Prepaid expenses ..............................         84          105
        Other .........................................         15           15
                                                           -------     --------

Total current assets ..................................    $ 1,758     $  1,123

Property and equipment:
        Oil and gas properties (full cost method) .....       --       $ 17,582
        Equipment .....................................        256          255
        Less accumulated depletion,
         depreciation and amortization ................        (82)     (10,847)
                                                           -------     --------
                                                           $   174     $  6,990

Other assets, net of accumulated amortization
        of $117 .......................................        236          254
                                                           -------     --------

Total Assets ..........................................    $ 2,168     $  8,367
                                                           =======     ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    SARATOGA RESOURCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (In Thousands)
                                   (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                         JUNE 30,   DECEMBER 31,
                                                            1996         1995
                                                       ----------   ------------
Current liabilities:
        Accounts payable and accrued liabilities ....     $   290      $  2,800
        Legal suspense ..............................          18           288
        Royalties Payable ...........................        --             237
        Interest payable ............................        --             685
        Advance from partners .......................        --              73
        Current maturities of debt ..................        --          13,698
                                                          -------      --------
        Total current liabilities ...................         308      $ 17,781


Stockholders' Equity (Deficit)
        Common stock ................................           7             7
        Treasury stock ..............................          (2)           (2)
        Additional paid in capital ..................       2,909         2,909
        Accumulated deficit .........................      (1,054)      (12,328)
                                                          -------      --------

Total Stockholders' Equity (Deficit) ................       1,860        (9,414)

Total Liabilities and
    Stockholders' Equity (Deficit) ..................     $ 2,168      $  8,367
                                                          =======      ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    SARATOGA RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, except per share amounts)
                                   (Unaudited)

                                                       QUARTER ENDED         SIX MONTHS ENDED
                                                         JUNE 30,               JUNE 30,
                                                    ------------------    -----------------
                                                       1996       1995       1996      1995
                                                    -------   --------    -------   -------
Revenues:

        Oil and gas .............................   $  --     $    840    $   684   $ 1,264
        Other ...................................         7         23          8        34
Gain on Foreclosure Sale ........................    12,201       --       12,201      --
                                                    -------   --------    -------   -------
                                                    $12,208   $    863    $12,893   $ 1,298

Costs and Expenses:
        Production ..............................         7        433        278       740
        Severance tax ...........................      --           46         43        67
        Depletion, depreciation and  amortization      --          444        362       689
        General and administrative ..............       231        218        499       389
        Interest expense ........................         3        435        437       669
                                                    -------   --------    -------   -------
                                                        241      1,576      1,619     2,554
                                                    -------   --------    -------   -------

Net income (loss) before taxes ..................    11,967       (713)    11,274    (1,256)
Income tax benefit ..............................      --         --         --         199
                                                    -------   --------    -------   -------

Net income (loss) ...............................   $11,967   $   (713)   $11,274   $(1,057)
                                                    =======   ========    =======   =======
Net income (loss) per share .....................   $  1.79   $   (.11)   $  1.68   $  (.16)
                                                    =======   ========    =======   =======
Weighted average number of common
  shares outstanding ............................     6,699      6,680      6,699     6,680
                                                    =======   ========    =======   =======

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    SARATOGA RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                                      1996      1995
                                                                                  --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ...........................................................   $ 11,274    $(1,057)

  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
  Depreciation, depletion and amortization ....................................        362        689
  Deferred income taxes .......................................................       --         (199)
  Amortization of debt discount ...............................................         23         58
  Gain on Foreclosure Sale ....................................................    (12,201)      --
          Changes in operating assets and liabilities:
  Decrease in accounts receivable .............................................      1,046       (406)
  Decrease in prepaid expenses ................................................         21       --
  Increase (decrease) in accounts payable and accrued liabilities .............        (21)       729
  Other, net ..................................................................       --         (143)
                                                                                  --------    -------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ...........................        504       (329)
                                                                                  --------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment additions ............................................        (38)      (969)
  Acquisition of oil and gas properties .......................................       --       (4,642)
                                                                                  --------    -------
NET CASH USED IN INVESTING ACTIVITIES .........................................        (38)    (5,611)
                                                                                  --------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Proceeds from Foreclosure Sale ..........................................        668       --
  Proceeds from borrowings ....................................................       --        5,363
  Payments on borrowings ......................................................        (79)      --
                                                                                  --------    -------
NET CASH PROVIDED BY FINANCING ACTIVITIES .....................................        589      5,363
                                                                                  --------    -------

NET (DECREASE) INCREASE IN CASH ...............................................      1,055       (577)
CASH AT BEGINNING OF PERIOD ...................................................        604        670
                                                                                  --------    -------
CASH AT END OF PERIOD .........................................................   $  1,659    $    93
                                                                                  ========    =======

SUPPLEMENT DISCLOSURE OF CASH FLOW INFORMATION
    AND NONCASH ACTIVITIES:
 Cash paid during period for interest .........................................   $      3    $   128
 Retire common stock for operating rights .....................................       --         (300)

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

        The Company has been engaged in oil and gas exploration and development of properties located in far Southwest and East Texas and in Louisiana. Sterling had been a passive organization with no assets nor liabilities until September 8, 1993. At that time, Sterling acquired all of the outstanding shares of Saratoga Resources, Inc., a Texas corporation ("Saratoga-Texas"). The stockholders of Saratoga-Texas received 1,000,000 shares of Sterling preferred stock and 100,000 shares of Sterling common stock. Shares belonging to various Sterling stockholders were placed in a voting trust which, along with voting rights of the stock issued to former Saratoga-Texas stockholders, resulted in the former Saratoga-Texas stockholders exercising voting control over 90% of the votes of Sterling's security holders. The acquisition resulted in a complete reorganization of the Company and a change in management. On January 22, 1994 the stockholders of the Company voted to (1) change the name of the Company to Saratoga Resources, Inc.; (2) relocate the domicile of the Company from Utah to Delaware; and (3) institute a 1 for 30 reverse stock split on the Company's common stock. In addition, the preferred stock of Sterling was converted into common stock.

        On May 25, 1994, under the terms of a Stock Purchase Agreement, Saratoga-Texas acquired 5,715 shares of common stock of Lobo Energy, Inc., a Texas corporation ("LEI"). The shares acquired by Saratoga-Texas gave the Company 57.15% of the common stock of LEI in exchange for a purchase price of $6,000,375 cash.

        On March 31, 1995, Saratoga-Texas acquired the remaining 42.85% (4,285 shares) of the common stock of LEI from Peter P. Pickup. The total price paid by Saratoga-Texas for the purchase was approximately $5,401,000. As a result of this acquisition, Saratoga-Texas controlled 100% of the common stock outstanding of LEI.

        These LEI acquisitions were accounted for on the purchase method of accounting. The Company's consolidated statements of operations through March 31, 1995 reflect Saratoga-Texas' proportional consolidation of LEI's assets, liabilities, revenues and costs. With the acquisition of the remaining 42.85% of the common stock of LEI, the Company's consolidated statement of operations for periods subsequent to March 31, 1995 reflects 100% of LEI's revenues and costs.

GENERAL: The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading. The unaudited consolidated financial statements included herein are those of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the period ended December 31, 1995.

NOTE 2 - DEBT

        On March 30, 1995, the Company, Saratoga-Texas and LEI executed a Credit Agreement ("Credit Agreement") with Internationale Nederlanden (U.S.) Capital Corporation, a Delaware corporation ("ING") which, in part, refinanced the existing LEI debt to ING. The cash portion of the purchase price for the acquisition of LEI described in Note 1 was paid out of the proceeds of the loan evidenced by the Credit Agreement. In the Credit Agreement, ING established two credit facilities in favor of Saratoga-Texas in the combined maximum principal amount of $19,000,000, subject to the borrowing base limitations set forth therein. At March 31, 1996 an aggregate of $15,500,000 was available under these facilities; $13,765,721 was advanced; and $13,397,410 was outstanding, net of unamortized loan commitment fees of $368,311. All oil and gas properties owned by the Company were pledged as collateral under the Credit Agreement and all obligations to ING were also guaranteed by the Company and all of its subsidiaries.

        The Credit Agreement contained numerous covenants with respect to the operation of the Company. One of the covenants provided that at no time shall the Company's current liabilities, without including payments required under the Credit Agreement, exceed the Company's current assets. Additionally, the Company's net worth, (essentially defined as total tangible assets less total liabilities, minus half of the net proceeds of an equity transaction), was not to fall below $1,500,000. Also, the Company's general and administrative expenses actually incurred and paid during any fiscal year was not to exceed $1,600,000. At December 31, 1995 and May 7, 1996, the Company was in default of numerous covenants associated with this Credit Agreement.

        As discussed in Note 4, on May 7, 1996 in connection with a Foreclosure Sale and Compromise and Settlement Agreement, a majority of the assets (the "Interests") of Saratoga-Texas, Lobo Operating, Inc., a Texas corporation ("LOI"), and LEI were sold to ING in exchange for ING's forgiveness of all debt owed by the Company to ING. The remainder of the Company's debt, consisting of a note payable to a stockholder, note payable to an individual, and other note payable, will be settled with each lender by the Trustee from the cash proceeds of the Foreclosure Sale, pursuant to the Disbursement Agreement dated May 7, 1996, also discussed in Note 4.

NOTE 3 - LITIGATION

        On May 13, 1996, the Company, along with two of its three directors, Thomas F. Cooke ("Cooke") and Randall F. Dryer ("Dryer"), filed a lawsuit (the "Company Lawsuit"), as amended, against the remaining director, Joseph T. Kaminski ("Kaminski") [Cause No. 96-05540, SARATOGA RESOURCES, INC., THOMAS F. COOKE AND RANDALL F. DRYER V. JOSEPH T. KAMINSKI, 261st Judicial District Court, Travis County, Texas]. The Company has filed this lawsuit against Kaminski alleging fraud, breach of fiduciary duty, intentional and negligent misrepresentation, and other claims. This lawsuit involves the assignment of certain seismic data and seismic license agreements by Kaminski to the Company in exchange for the forgiveness of $320,000 in debt owed by the Company to Kaminski, and the issuance of additional Common Stock of the Company to Kaminski. The lawsuit further alleges intentional and negligent misrepresentation of oil and gas reserves by Kaminski while serving as President and Chief Executive Officer of the Company. Actual and exemplary damages are being sought from Kaminski.

        On May 15, 1996, Kaminski filed a lawsuit (the "Kaminski Lawsuit"), as amended, against Cooke, Dryer, Dryer, Ltd. and the Company [Cause No. 96-24469, JOSEPH T. KAMINSKI V. THOMAS F. COOKE, RANDALL F. DRYER, SARATOGA RESOURCES, INC., AND DRYER, LTD., A TEXAS FAMILY PARTNERSHIP, 113th Judicial District Court, Harris County, Texas]. Kaminski has filed this lawsuit individually and derivatively as a shareholder of the Company and has alleged fraud, breach of fiduciary duty, gross negligence, slander, libel per se, and other claims on the part of Cooke and Dryer individually and as directors of the Company. This lawsuit involves further allegations of mismanagement and waste of corporate assets by Cooke and Dryer. Kaminski had requested the Court to remove Cooke and Dryer as directors and to appoint a receiver to conduct the affairs of the Company and preserve the assets of the Company, which request has been denied by the Court. Actual and exemplary damages are being sought from Cooke and Dryer. With respect to an "Agreement" dated effective May 31, 1996 (the "Voting Agreement") which had been circulated by Cooke to certain shareholders of the Company whereby shareholders signing said Voting Agreement were agreeing to remove Kaminski as director of the Company, the Court has declared such Voting Agreement to be void and unenforceable, and has further ordered that all shareholders signing said Voting Agreement be informed of the Court's ruling with respect to same. Additionally, the Court has ordered that the Company may not pay the attorneys' fees for Cooke or Dryer in this or any other lawsuit, unless otherwise provided under Delaware law.

        The Company continues to conduct its affairs in the ordinary course of business pursuant to the terms and provisions of an Agreed Temporary Injunction presented to the Court in the "Kaminski Lawsuit" on May 20, 1996, and a Supplemental Temporary Injunction Order dated July 23, 1996.

        The "Company Lawsuit" and "Kaminski Lawsuit" are both in the early stages of development. While management of the Company believes at this time that neither lawsuit will have a material adverse effect on the Company, it is too early to make an accurate evaluation of potentially adverse effects, if any.

NOTE 4 - FORECLOSURE SALE

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

        Upon receipt of the cash proceeds from the sale of the Interests by ING to PrimeEnergy, ING deposited approximately $5,500,000 with the Trustee, of which approximately $4,000,000 was set aside under that certain Disbursement Agreement dated May 7, 1996, for the settlement of outstanding vendor claims and other related liabilities of the Saratoga Companies. The remaining $1,500,000 has been paid to the Company and will be available for the Company to pursue other business opportunities. [The Company and Saratoga-Texas, LOI and LEI, its direct or indirect subsidiaries, are sometimes collectively referred to herein as the "Saratoga Companies".]

        The Foreclosure Sale and Compromise and Settlement Agreement resulted in a gain of approximately $12.2 million. No tax liability was generated from the transaction; however the Company's net operating loss and other tax attributes were eliminated.

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

        The failure of the private placement efforts combined with the lack of availability of funds necessary for the development of its Properties placed the Company in a severe financial crisis. In an attempt to salvage the maximum value of the Saratoga Companies for the benefit of the other creditors (the "Other Creditors") and the Company and its shareholders, the Saratoga Companies spent several months examining and pursuing various alternatives with respect to (i) the possible refinancing and/or restructuring of the debt of the Saratoga Companies, (ii) the sale of the Saratoga Companies or their underlying assets, and (iii) the prosecution or settlement of certain potential claims against ING and ING Securities.

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

        Facing what the Company believed to be an eminent foreclosure action by ING which would restrict the Company's objectives and its ability to consummate negotiations with PrimeEnergy, in April of 1996, the Saratoga Companies filed an Original Petition and Application for Injunctive Relief against ING and ING Securities, C96-399-D3 in the 341st Judicial District Court of Webb County, Texas. Subsequently, the Company and ING entered into discussions in an attempt to reach a final resolution of ING's rights under the Credit Agreement and the Company's asserted claims.

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

        Upon receipt of the cash proceeds from the sale of the Interests by ING to PrimeEnergy, ING deposited approximately $5,500,000 with the Trustee, of which approximately $4,000,000 was set aside under the Disbursement Agreement for the settlement of outstanding vendor debt and other related liabilities of the Saratoga Companies. Upon the settlement of all such debt and liabilities, the Company anticipates that there will be no material debt or liabilities going forward, other than those incurred since May 7, 1996, in the ordinary course of business and certain liabilities with respect to prior matters which the Company does not believe are material (See "Note 4 to Consolidated Financial Statements"). The Company was paid the remaining $1,500,000 by ING, which amount is available to pursue new business opportunities or for other proper corporate purposes.

          The Board of Directors of the Company is in the process of re-evaluating its business plan going forward. Among the alternatives being considered are: (i) rebuilding the management team and continuing in the oil and gas business; (ii) entering into a business combination with one or more businesses, some of which are oil and gas companies and the remainder of which are in unrelated businesses; or (iii) any other potential alternative which the Board of Directors may deem to be in the best interest of the Company and its shareholders, including but not limited to (a) the sale of one or more subsidiaries, (b) a divisive reorganization of the Company pursuant to which the Company or a subsidiary would register the issuance and sale of any securities to be issued in such reorganization or (c) the sale and liquidation of all hard assets of the Company and disposition to the shareholders. The Company has already begun a search for suitable business combination candidates. The Board intends to carefully evaluate all such alternatives before making a final recommendation of its business plan.


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


        (10)   MATERIAL CONTRACTS:

               10.1 Compromise and Settlement Agreement dated May 7, 1996, by and between Saratoga Resources, Inc. a Delaware corporation, Saratoga Resources, Inc., a Texas corporation, LOI, a Texas corporation, LEI, a Texas corporation, Thomas F. Cooke, Joseph T. Kaminski, Randall
                      F. Dryer, and Internationale Nederlanden (U.S.) Capital Corporation, filed as Exhibit 1 to the Company's Report on 8-K dated May 7, 1996 and incorporated herein by reference.

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

(B)     REPORTS ON FORM 8-K

        (1) A Form 8-K dated May 7, 1996 was filed with the Securities and Exchange Commission on July 16, 1996, reporting Item 2-Acquisition or Disposition of Assets, Item 4 - Change in Registrant's Certifying Accountant , and Item 5-Other Events-Pending Litigation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      SARATOGA RESOURCES, INC.

                                      By: \s\ THOMAS F.COOKE

                                      Thomas F. Cooke
                                      Chairman of the Board
                                      Chief Executive Officer and
                                      Principal Accounting and Financial Officer
Date:   August 21, 1996