Form 10KSB/A
period 1995-12-31
SARATOGA RESOURCES INC
filed 1996-09-06
CIK 311046

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                               AMENDMENT NO. 1 TO
                                   FORM 10-KSB

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
          For the fiscal year ended December 31, 1995

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

  Transitional Small Business Disclosure Format (check one). Yes [ ] No [X]

SARATOGA RESOURCES, INC. FORM 10-KSB/A                                    2 of 3

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS.

        NO.     EXHIBIT DESCRIPTION
        ---     -------------------
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

        (27) FINANCIAL DATA SCHEDULE

(b) REPORTS ON FORM 8-K

        (1) A Form 8-K dated May 7, 1996 was filed with the Securities and Exchange Commission on July 16, 1996, reporting Item 2-Acquisition or Disposition of Assets, Item 4 - Change in Registrant's Certifying Accountant , and Item 5-Other Events- Pending Litigation.

SARATOGA RESOURCES, INC. FORM 10-KSB/A                                    3 of 3

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

SARATOGA RESOURCES, INC.

By: /s/ THOMAS F. COOKE                         Date: September 6, 1996
        Thomas F. Cooke,
        Chairman and Chief Executive Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

By: /s/ THOMAS F. COOKE                         Date: September 6, 1996
        Thomas F. Cooke,
        Chairman,  Chief Executive Officer
        and Principal Accounting and Financial Officer

By: _______________________                     Date: _________________
      Joseph T. Kaminski,
      Director

By: /s/ RANDALL F. DRYER                        Date: September 6, 1996
        Randall F. Dryer,
        Director