Form 10QSB
period 1996-09-30
SARATOGA RESOURCES INC
filed 1996-11-13
CIK 311046

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-QSB

      [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 1996

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

                                 Yes [ X ] No [  ]

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

      As of October 16, 1996, there were 6,809,400 issued and outstanding shares of Registrant's common stock, $.001 par value.

                                                                      2 of 15
SARATOGA RESOURCES, INC.          FORM 10-QSB

                           SARATOGA RESOURCES, INC.
                        QUARTERLY REPORT ON FORM 10-QSB

                                     INDEX

                                                       Page No.
PART I.     Financial Information

Item 1.     Financial Statements (Unaudited)

            Consolidated Balance Sheets -
            September 30, 1996 and December 31, 1995        3

            Consolidated Statements of Operations -
            Quarter ended September 30, 1996 and 1995
            Nine Months ended September 30, 1996 and 1995   5

            Consolidated Statements of Cash Flows -
            Nine months ended September 30, 1996 and 1995   6

            Notes to Consolidated Financial Statements      7

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations  11

PART II.    Other Information                              13

Item 1.     Legal Proceedings                              13

Item 2.     Changes in Securities                          13

Item 4.     Submission of Matters to a
               Vote of Security Holders                    13

Item 5.     Other Information                              15

Item 6.     Exhibits and Reports on Form 8-K               15

            Signatures                                     15

                                                                         3 of 15
SARATOGA RESOURCES, INC.          FORM 10-QSB

                   SARATOGA RESOURCES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)
                                  (Unaudited)


ASSETS
                                                    SEPTEMBER 30, DECEMBER 31,
                                                        1996         1995
                                                       -------    ---------
Current assets:
      Cash .......................................     $ 1,439    $    604
      Accounts Receivable ........................        --           399
      Prepaid expenses ...........................          84         105
      Other ......................................          15          15
                                                       -------    --------

Total current assets .............................     $ 1,538    $  1,123

Property and equipment:
      Oil and gas properties (full cost method) ..        --      $ 17,582
      Equipment ..................................          23         255
      Less accumulated depletion,
       depreciation and amortization .............          (2)    (10,847)
                                                       -------    --------
                                                       $    21    $  6,990

Other assets, net of accumulated amortization
      of $117 ....................................         236         254
                                                       -------    --------

Total Assets .....................................     $ 1,795    $  8,367
                                                       =======    ========

               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        4 of 15
SARATOGA RESOURCES, INC.          FORM 10-QSB


                   SARATOGA RESOURCES, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                (In Thousands)
                                  (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                      SEPTEMBER 30, DECEMBER 31,
                                                           1996          1995
                                                          -------      --------

Current liabilities:
      Accounts payable and accrued liabilities ......     $    62      $  2,800
      Legal suspense ................................          18           288
      Royalties Payable .............................        --             237
      Interest payable ..............................        --             685
      Advance from partners .........................        --              73
      Current maturities of debt ....................        --          13,698
                                                          -------      --------
      Total current liabilities .....................          80      $ 17,781


Stockholders' Equity (Deficit)
      Common stock ..................................           7             7
      Treasury stock ................................          (2)           (2)
      Additional paid in capital ....................       2,909         2,909
      Accumulated deficit ...........................      (1,199)      (12,328)
                                                          -------      --------

Total Stockholders' Equity (Deficit) ................       1,715        (9,414)

Total Liabilities and
    Stockholders' Equity (Deficit) ..................     $ 1,795      $  8,367
                                                          =======      ========

            SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      5 of 15
SARATOGA RESOURCES, INC.          FORM 10-QSB

                   SARATOGA RESOURCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In Thousands, except per share amounts)
                                  (Unaudited)

                                                                               QUARTER ENDED                  NINE MONTHS ENDED
                                                                              SEPTEMBER 30,                      SEPTEMBER 30,
                                                                         -------------------------          -----------------------
                                                                           1996             1995              1996            1995
                                                                         -------          --------          -------         -------
Revenues:
      Oil and gas ..............................................         $  --            $    891          $   684         $ 2,155
      Other ....................................................              13              --                 21              34
Gain (Loss) on Foreclosure Sale ................................            (135)             --             12,066            --
                                                                         -------          --------          -------         -------
                                                                         $  (122)         $    891          $12,771         $ 2,189

Costs and Expenses:
      Production ...............................................            --                 435              278           1,175
      Severance tax ............................................            --                  60               43             127
      Depletion, depreciation and  amortization ................            --                 516              362           1,204
      General and administrative ...............................              23               226              504             616
      Interest expense .........................................            --                 442              437           1,111
                                                                         -------          --------          -------         -------
                                                                              23             1,679            1,624           4,233
                                                                         -------          --------          -------         -------

Net income (loss) before taxes .................................            (145)             (788)          11,147          (2,044)
Income tax benefit .............................................            --                --               --               199
                                                                         -------          --------          -------         -------

Net income (loss) ..............................................         $  (145)         $   (788)         $11,147         $(1,845)
                                                                         =======          ========          =======         =======
Net income (loss) per share ....................................         $  (.02)         $   (.12)         $  1.66         $  (.28)
                                                                         =======          ========          =======         =======
Weighted average number of common
  shares outstanding ...........................................           6,699             6,680            6,699           6,680
                                                                         =======          ========          =======         =======

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        6 of 15
SARATOGA RESOURCES, INC.          FORM 10-QSB


                   SARATOGA RESOURCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)

                                                                                                           NINE MONTHS ENDED
                                                                                                               SEPTEMBER 30,
                                                                                                       ----------------------------
                                                                                                         1996                 1995
                                                                                                       --------             -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) .......................................................................            $ 11,147             $(1,845)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
  PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Depreciation, depletion and amortization ................................................                 362               1,204
  Deferred income taxes ...................................................................                --                  (178)
  Amortization of debt discount ...........................................................                  23                  81
  Gain on Foreclosure Sale ................................................................             (12,066)               --

CHANGES IN OPERATING ASSETS AND LIABILITIES:
  Decrease in accounts receivable .........................................................               1,046                   3
  Decrease in prepaid expenses ............................................................                  21                --
  Increase (decrease) in accounts payable and accrued liabilities .........................                (249)                799
  Other, net ..............................................................................                --                   (87)
                                                                                                       --------             -------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES .......................................                 284                 (23)
                                                                                                       --------             -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment additions ........................................................                 (38)             (1,243)
  Acquisition of oil and gas properties ...................................................                --                (4,642)
                                                                                                       --------             -------
NET CASH USED IN INVESTING ACTIVITIES .....................................................                 (38)             (5,885)
                                                                                                       --------             -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Proceeds from Foreclosure Sale ......................................................                 668                --
  Proceeds from borrowings ................................................................                --                 5,363
  Payments on borrowings ..................................................................                 (79)               --
                                                                                                       --------             -------
NET CASH PROVIDED BY FINANCING ACTIVITIES .................................................                 589               5,363
                                                                                                       --------             -------

NET (DECREASE) INCREASE IN CASH ...........................................................                 835                (545)
CASH AT BEGINNING OF PERIOD ...............................................................                 604                 670
                                                                                                       --------             -------
CASH AT END OF PERIOD .....................................................................            $  1,439             $   125
                                                                                                       ========             =======

SUPPLEMENT DISCLOSURE OF CASH FLOW INFORMATION
    AND NONCASH ACTIVITIES:
 Cash paid during period for interest .....................................................            $   --               $   541
 Retire common stock for operating rights .................................................                --                  (300)

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       7 of 15
SARATOGA RESOURCES, INC.          FORM 10-QSB


        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 2 - DEBT

      On March 30, 1995, the Company along with two of its subsidiaries, Saratoga Resources, Inc., a Texas corporation ("Saratoga-Texas") and Lobo Energy, Inc., a Texas corporation ("LEI"), executed a Credit Agreement ("Credit Agreement") with Internationale Nederlanden (U.S.) Capital Corporation, a Delaware corporation ("ING") which, in part, refinanced the existing LEI debt to ING. In the Credit Agreement, ING established two credit facilities in favor of Saratoga-Texas in the combined maximum principal amount of $19,000,000, subject to the borrowing base limitations set forth therein. At March 31, 1996 an aggregate of $15,500,000 was available under these facilities; $13,765,721 was advanced; and $13,397,410 was outstanding, net of unamortized loan commitment fees of $368,311. All oil and gas properties owned by the Company were pledged as collateral under the Credit Agreement and all obligations to ING were also guaranteed by the Company and all of its subsidiaries.

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

                                                                       8 of 15
SARATOGA RESOURCES, INC.          FORM 10-QSB

NOTE 3 - LITIGATION

      On May 13, 1996, the Company, along with two of its three directors, Thomas F. Cooke ("Cooke") and Randall F. Dryer ("Dryer"), filed a lawsuit (the "Company Lawsuit"), as amended, against the remaining director, Joseph T. Kaminski ("Kaminski") [Cause No. 96-05540, SARATOGA RESOURCES, INC., THOMAS F. COOKE AND RANDALL F. DRYER V. JOSEPH T. KAMINSKI, 261st Judicial District Court, Travis County, Texas]. The Company filed this lawsuit against Kaminski alleging fraud, breach of fiduciary duty, intentional and negligent misrepresentation, and other claims. This lawsuit involves the assignment of certain seismic data and seismic license agreements by Kaminski to the Company in exchange for the forgiveness of $320,000 in debt owed by the Company to Kaminski, and the issuance of additional Common Stock of the Company to Kaminski. The lawsuit further alleges intentional and negligent misrepresentation of oil and gas reserves by Kaminski while serving as President and Chief Executive Officer of the Company. Actual and exemplary damages are being sought from Kaminski.

      On May 15, 1996, Kaminski filed a lawsuit (the "Kaminski Lawsuit"), as amended, against Cooke, Dryer, Dryer, Ltd. and the Company [Cause No. 96-24469, JOSEPH T. KAMINSKI V. THOMAS F. COOKE, RANDALL F. DRYER, SARATOGA RESOURCES, INC., AND DRYER, LTD., A TEXAS FAMILY PARTNERSHIP, 113th Judicial District Court, Harris County, Texas]. Kaminski filed this lawsuit individually and derivatively as a shareholder of the Company and alleged fraud, breach of fiduciary duty, gross negligence, slander, libel per se, and other claims on the part of Cooke and Dryer individually and as directors of the Company. This lawsuit involves further allegations of mismanagement and waste of corporate assets by Cooke and Dryer. Kaminski had requested the Court to remove Cooke and Dryer as directors and to appoint a receiver to conduct the affairs of the Company and preserve the assets of the Company, which request has been denied by the Court. Actual and exemplary damages are being sought from Cooke and Dryer.

      With respect to the May 15, 1996 "Kaminski Lawsuit", a Temporary Injunction was initially granted by the Court on May 15 which, in essence, prevented the Company, Cooke and Dryer from conducting any Company business outside of the ordinary course of business without first conducting a Board Meeting and giving Kaminski advance notice and an agenda of such meeting, or in any other manner interfering with Kaminski's duties as president and director of the Company for so long as he held such office. On May 20, at a hearing on the Temporary Injunction granted by the Court, the parties entered into an Agreed Temporary Injunction which made the terms of the Temporary Injunction permanent until such time as a shareholders meeting had been held, which the parties agreed would be held "as soon as is practicable" (see Item 4). On July 8, Kaminski asked the Court to appoint a receiver for the Company, which request was denied. Additional matters were argued including the validity of a Shareholders Agreement (the "agreement") which had been circulated to certain shareholders by Cooke providing for the removal of Kaminski as a director of the Company. The Court asked for the parties to submit written briefs on the validity of such "agreement". Additionally, Kaminski requested that the Court order the Company not to pay any attorney's fees on behalf of Cooke and Dryer in the instant lawsuit or any other lawsuit. Upon final hearing and submission of written briefs, the Court signed an order dated July 23 which held that the "agreement" was void and unenforceable, and ordered the Company, Cooke and Dryer to communicate such ruling to each shareholder that had been solicited. Further, the Court ordered that the Company was prohibited from paying any attorneys' fees for or on behalf of Cooke or Dryer in this or any lawsuit unless such payment was in compliance with Delaware law (see Item 4). Cooke complied with the Court's ruling and advised all such shareholders that the "agreement" had been held void and unenforceable.

                                                                       9 of 15
SARATOGA RESOURCES, INC.          FORM 10-QSB

       The May 13, 1996 "Company Lawsuit" filed by the Company, Cooke and Dryer against Kaminski in state district court in Travis County, Texas has been non-suited, and the Company, Cooke and Dryer have subsequently re-filed their respective claims as counter-claims in the May 15, 1996 "Kaminski Lawsuit" in state district court in Harris County, Texas, in order that all claims could be heard in the one case pending in Harris County (the "Harris County Lawsuit"). The "Harris County Lawsuit" had been set for trial on October 7, 1996.

      On or about August 23, the Company obtained a copy of a letter dated August 22, 1996 (the "Kaminski Letter") written by Kaminski, one of the Company's then current directors, addressed to the Company's shareholders. Kaminski purported to represent himself as Chairman of the "Saratoga Resources, Inc. Stockholders Committee". Kaminski, who was not renominated as a director by the Company (see Item 4), had indicated in such soliciting material filed with the Securities and Exchange Commission that he and the committee intended to run an opposing slate of nominees, to wit: Joseph T. Kaminski, Ronald F. Bearden and Kevin M. Smith. Smith was one of the Company's nominees as well. The "Kaminski Letter" also falsely represented that Smith and his wife Sandra Smith, along with Lobo Energy, Inc., one of the Company's subsidiaries, were members of such committee. Upon receiving this "Kaminski Letter", Smith notified Kaminski and the committee to remove his name from the proposed opposition slate of nominees and that he was not a member of the committee. Sandra Smith likewise advised Kaminski and the committee that she was not a member of the committee. Lobo Energy, Inc. advised Kaminski and the committee as well that it was not a member of the committee. Additionally, Kaminski indicated in such soliciting material that he and the committee intended to oppose Proposals 4, 5 and 6 made by the Company (see Item 4).

      On August 28, the Company along with Cooke and Dryer, the two then remaining directors of the Company, filed for injunctive relief with respect to said Kaminski Letter in the United States District Court for the Southern District of Texas, Houston Division, Civil Action No. H-96-2839, SARATOGA RESOURCES, INC., THOMAS F. COOKE, AND RANDALL F. DRYER VS. JOSEPH T. KAMINSKI (the "Company Federal Lawsuit"). On September 3, the parties in open court reached a stipulation with respect to the "Kaminski Letter" whereby Kaminski agreed to correct certain false and misleading statements contained in the letter. As a result, Kaminski filed with the Commission corrective letters, identifying the members of the committee and the committee's proposed slate of nominees, which consisted of Joseph T. Kaminski, Ronald F. Bearden and W. Wayne Hardin.

      On August 30, Kaminski filed a counterclaim for injunctive relief in the "Company Federal Lawsuit", alleging that the Company, along with Cooke and Dryer, had violated Section 14a of the Securities and Exchange Act of 1934, in that the Proxy Statement previously filed by the Company was false and misleading in numerous respects. Additionally, on September 5, Kaminski filed a supplemental motion for injunctive relief in the "Company Federal Lawsuit", seeking to prevent the annual shareholder meeting scheduled for September 14 from being held on that date. On September 6, the United States District Court in Houston denied all of Kaminski's motions for injunctive relief.

      On September 14, the Company held an annual meeting of the shareholders. As a result, the Agreed Temporary Injunction dated May 20 in the "Kaminski Lawsuit" expired on its own terms. At the annual meeting, all nominees for the position of director recommended by the Company were elected, and all proposals recommended by the Company passed by a majority vote of the shareholders (see
Item 4).

                                                                      10 of 15
SARATOGA RESOURCES, INC.          FORM 10-QSB

      On September 17, the Company, along with Cooke and Dryer, filed Plaintiffs' First Amended Complaint and Answer to Counterclaim in the "Company Federal Lawsuit". At the same time (September 17), the Company, along with Cooke and Dryer, filed a Motion to Dismiss or Abate the Derivative Action, a Plea in Abatement and other related pleadings in the "Harris County Lawsuit", citing the contemporaneous filing of the "Company Federal Lawsuit" which involved all of the issues currently being asserted in the "Harris County Lawsuit".

      By Agreed Order of Continuance dated September 19, the parties agreed to allow the "Harris County Lawsuit" to be continued and removed from the Court's current trial docket setting of October 7.

      On October 1, by Agreed Order entered in the "Harris County Lawsuit", the Court ordered that: (i) the parties abate the lawsuit for the period commencing October 1 and ending December 6, except as otherwise provided in the Agreed Order; (ii) during the abatement period, Kaminski is to file his individual claims, if any, against the Company, Cooke, Dryer, and Dryer, Ltd. as counterclaims or third party claims in the "Company Federal Lawsuit"; (iii) not later than December 6, Kaminski will non-suit without prejudice all of his individual claims and with prejudice all derivative claims asserted by Kaminski, except that no dismissal of the derivative claims will be filed if a substitute shareholder is approved by the Court as further set forth under (v) hereof; additionally, the Company, Cooke and Dryer will non-suit without prejudice their claims against Kaminski upon receipt of Kaminski's non-suit; (iv) on or before December 6, the parties will move for their respective attorneys' fees in connection with the derivative action only to be awarded upon final disposition of the derivative action; (v) no later than October 30, Kaminski will notify all shareholders of the Company of his intent to dismiss the derivative claims unless, prior to October 30, a shareholder has been substituted for Kaminski and approved by the Court; additionally, Kaminski will dismiss with prejudice his derivative claim on or before December 6 unless a shareholder, other than Kaminski, appears as a derivative plaintiff and, after order by the Court, is allowed to pursue the derivative claims in substitution for Kaminski who will then withdraw as the representative derivative plaintiff; and (vi) Kaminski will serve notice of such dismissal on the shareholders of the Company in a form to be approved by the Court.

      On October 9, Kaminski filed Defendant's Answer to Plaintiffs' First Amended Complaint, First Amended Counterclaim and Third-Party Claim with respect to the "Company Federal Lawsuit". Kaminski is asserting the matters previously asserted in the "Harris County Lawsuit", including breach of fiduciary duty, negligent misrepresentation, fraud, breach of contract, federal and state securities violations, fraud in the inducement, rescission and/or damages, defamation, interference with contract, and shareholder oppression.

      The "Company Federal Lawsuit", which includes all claims and counterclaims of the respective parties, has been set for trial on January 6, 1997. The Company intends to vigorously pursue its claims against Kaminski as well as vigorously defend those claims being asserted by Kaminski.

NOTE 4 - FORECLOSURE SALE

      As of May 7, 1996, The Company owed $13,765,721 plus accrued interest to ING under the Credit Agreement described in Note 2. The Company was in default under the Credit Agreement and all obligations were due and payable in full.

                                                                      11 of 15
SARATOGA RESOURCES, INC.          FORM 10-QSB

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

      Upon receipt of the cash proceeds from the sale of the Interests by ING to PrimeEnergy, ING deposited approximately $5,500,000 with the Trustee, of which approximately $4,000,000 was set aside under that certain Disbursement Agreement dated May 7, 1996, for the settlement of outstanding vendor claims and other related liabilities of the Saratoga Companies. The remaining $1,500,000 has been paid to the Company and made available for the Company to pursue other business opportunities and for other corporate purposes.

      The Foreclosure Sale and Compromise and Settlement Agreement resulted in a gain of approximately $12.1 million. No tax liability was generated from the transaction; however the Company's net operating loss and other tax attributes were eliminated.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

GENERAL

      On March 30, 1995, the Company, Saratoga-Texas, LEI and ING entered into the Credit Agreement to facilitate the settlement of a lawsuit brought by Peter
P. Pickup ("Pickup") against the Company and ING, and fund the acquisition by Saratoga-Texas of the LEI assets previously owned by Pickup. Under the terms of the Credit Agreement, ING established two credit facilities in favor of Saratoga-Texas in the combined maximum principal amount of $19,000,000, subject to the borrowing base limitations set forth therein. All of the Properties owned by the "Saratoga Entities" were pledged as collateral under the Credit Agreement and all obligations to ING were also guaranteed by the Company and all of its subsidiaries. Funds obtained from these credit facilities were anticipated to be used for the development of the Properties by the Company. Saratoga-Texas, LOI and LEI are sometimes collectively referred to herein as the "Saratoga Entities".

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

                                                                      12 of 15
SARATOGA RESOURCES, INC.          FORM 10-QSB

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

      Upon receipt of the cash proceeds from the sale of the Interests by ING to PrimeEnergy, ING deposited approximately $5,500,000 with the Trustee, of which approximately $4,000,000 was set aside under the Disbursement Agreement for the settlement of outstanding vendor debt and other related liabilities of the Saratoga Companies. Upon the settlement of all such debt and liabilities, the Company anticipates that there will be no material debt or liabilities going forward, other than those incurred since May 7, 1996, in the ordinary course of business and certain liabilities with respect to prior matters which the Company does not believe are material (See "Note 4 to Consolidated Financial Statements"). The Company was paid the remaining $1,500,000 by ING, which amount became available to pursue new business opportunities and for other proper corporate purposes.

                                                                      13 of 15
SARATOGA RESOURCES, INC.          FORM 10-QSB

RESULTS OF OPERATIONS

      As discussed in Note 4 to the Consolidated Financial Statements, the Foreclosure Sale and Compromise and Settlement Agreement resulted in a gain of approximately $12.1 million.

      COMPARATIVE ANALYSIS OF FINANCIAL CONDITION. As a result of the Foreclosure Sale and Compromise and Settlement Agreement, a comparative analysis of the financial condition of the Company comparing the last two fiscal years and the nine month periods ended 9/30/96 and 9/30/95 reflects that significant and material changes have occurred. The Company's total assets dropped from $8.367 million at 12/31/95 to $1.795 million at 9/30/96. The Company's total current liabilities also showed a marked reduction from $17.781 million at 12/31/95 to $0.80 million at 9/30/96. The Company has reduced the number of employees from 18 at 12/31/95 to 2 at 9/30/96.

CURRENT OPERATIONS

      Pursuant to a majority vote by the shareholders of the Company at the Annual Meeting of the shareholders held on September 14 (see Item 4), the Board of Directors has been in the process of reviewing various business opportunities for the Company going forward. Notwithstanding the pending litigation, the Company continued to have meaningful discussions with interested parties regarding merger and other possibilities. There can be no assurances, however, that the Company will be able to take advantage of any merger opportunities until resolution of all pending litigation between the parties. However, the Company intends to continue to pursue its other options regardless of such litigation. Substantial legal fees and expenses continue to be incurred by the Company in order to pursue the Company's claims against Kaminski and to defend against Kaminski's counterclaims. Through September 30, the Company has incurred $100,543 in such costs.

                         PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      See Note 3 to Consolidated Financial Statements.

ITEM 2. CHANGES IN SECURITIES

      See Notes 2, 3 and 4 to Consolidated Financial Statements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On September 14, the Company held an annual meeting of the shareholders. The following named individuals were elected as the three (3) directors of the
Company: Thomas F. Cooke (incumbent), Randall F. Dryer (incumbent), and Kevin M. Smith. Messrs. Cooke, Dryer and Smith were the nominees proposed and recommended by the Company. Additional nominations made from the floor at the annual meeting for the position of director were Joseph T. Kaminski, Ronald F. Bearden and W. Wayne Hardin. The vote tabulation for each nominee was as follows:

                                                                      14 of 15
SARATOGA RESOURCES, INC.          FORM 10-QSB

                        Kevin M. Smith -  3,804,164 (ELECTED)
                        Randall F. Dryer -3,804,144 (ELECTED)
                        Thomas F. Cooke - 3,795,141 (ELECTED)
                        Joseph T. Kaminski - 2,561,052
                        Ronald F. Bearden - 2,561,052
                        W. Wayne Hardin - 2,561,052

Other matters presented for a vote at the annual meeting were as follows:

      Proposal No. 2: To ratify and confirm the May 7, 1996 Agreements (Foreclosure Sale; Compromise and Settlement Agreement and related documents; the "Agreements"), by and among the Company (and its subsidiaries), Internationale Nederlanden (U.S.) Capital Corporation, and PrimeEnergy Corporation. The proposal passed by a majority vote of the shareholders: FOR - 6,258,453; AGAINST - 942; ABSTAIN - 118,429.

      Proposal No. 3: To authorize the proposed amendment of the By-laws providing for the indemnification of the Company's directors, officers, employees and agents to the fullest extent allowed under the laws of the State of Delaware. The proposal passed by a majority vote of the shareholders: FOR - 3,796,910; AGAINST - 13,193; ABSTAIN - 2,567,721.

      Proposal No. 4: To approve payment by the Company of all attorneys' fees and expenses relative to the defense of Cooke and Dryer, as defendants in their individual and representative capacities on behalf of the Company, in that certain lawsuit currently pending in Harris County, Texas: Cause No. 96-24469, JOSEPH T. KAMINSKI V. THOMAS F. COOKE, RANDALL F. DRYER, SARATOGA RESOURCES, INC., AND DRYER, LTD., A TEXAS FAMILY PARTNERSHIP, 113th Judicial District Court. The proposal passed by a majority vote of the shareholders: FOR - 3,795,657; AGAINST - 2,581,566; ABSTAIN - 601.

      Proposal No. 5: To approve and ratify reimbursement by the Company to Cooke for all travel and living expenses incurred by Cooke and related to his services as Chairman of the Board of Directors, Chief Executive Officer and Chief Operating Officer of the Company during 1995 and thus far incurred in 1996, and which may hereafter be incurred while serving in any such representative capacity on behalf of the Company, subject to standard procedures for verification of expenses and review and approval by the Board of Directors. The proposal passed by a majority vote of the shareholders: FOR - 3,793,936; AGAINST - 2,581,622; ABSTAIN - 2,266.

      Proposal No. 6: To authorize the Board of Directors to evaluate and decide on a business plan going forward, to include any of the following possible alternatives: (i) rebuilding the management team and continuing in the oil and gas business; (ii) entering into a business combination with one or more businesses at the discretion of the Board of Directors; or (iii) any other potential alternative which the Board of Directors may deem to be in the best interest of the
Company and its shareholders, including but not limited to (a) the sale of one or more subsidiaries, (b) a divisive reorganization of the Company pursuant to which the Company or a subsidiary would register the issuance and sale of any securities to be issued in such reorganization or (c) the sale and liquidation of all hard assets of the Company and disposition to the shareholders; and to take such proper actions as may be necessary to accomplish same. The proposal passed by a majority vote of the shareholders: FOR - 3,797,678; AGAINST - 2,579,462; ABSTAIN - 684.

      Floor Proposal No 1: To expedite the "entering into a business combination" with one or more businesses as proposed in Proposal No. 6 by retaining an investment firm outside the Company to identify and recommend a business plan of merger; in the alternative a reorganization of the Company again as directed by a qualified investment banking firm. The proposal did not pass by a majority vote of the shareholders: FOR - 2,561,052; AGAINST - 3,816,772; ABSTAIN - 0.

ITEM 5. OTHER INFORMATION

      Effective October 16, ChaseMellon Shareholder Services became Successor Transfer Agent for the Company's stock. Their address is as follows:

                       ChaseMellon Shareholder Services
                         2323 Bryan Street, Suite 2300
                           Dallas, Texas 75201-2656

                       Shareholder Communications Center
                                1-800-635-9270

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)   EXHIBITS.

      NO.   EXHIBIT DESCRIPTION

      (3)   ARTICLES OF INCORPORATION AND BY-LAWS:

            3.2 By-Laws of Registrant, Saratoga Resources, Inc., a Delaware Corporation, adopted January 20, 1994, as amended September 14, 1996 and filed as Exhibit 3.2 hereto.

      (10)  MATERIAL CONTRACTS - None

(B)   REPORTS ON FORM 8-K - None

                                                                      15 of 15
SARATOGA RESOURCES, INC.          FORM 10-QSB
                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                               SARATOGA RESOURCES, INC.

                                By: \s\ THOMAS F. COOKE
                                    Thomas F. Cooke
                                    Chairman of the Board
                                    Chief Executive Officer and
                                    Principal Accounting and Financial Officer
Date:   November 13, 1996