Form 10KSB
period 1996-12-31
SARATOGA RESOURCES INC
filed 1997-03-26
CIK 311046

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

      [X ]  ANNUAL REPORT PURSUANT TO  SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            For the fiscal  year ended December 31, 1996

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

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

   The Registrant's revenues for the calendar year ended December 31, 1996 were $705,000.

   As of March 25, 1997, the aggregate market value of the voting stock of the registrant held by non-affiliates was not ascertainable as there was no established trading market at such date.

   As of December 31, 1996 there were outstanding 6,809,400 shares of Common Stock, $.001 par value per share, of the registrant. As of March 10, 1997 there were 4,336,029 shares outstanding (See Part II, Item 5, INFRA).

  Transitional Small Business Disclosure Format (check one). Yes [ ] No [X]

                  DOCUMENTS INCORPORATED BY REFERENCE - None

                                    PART I

SARATOGA RESOURCES, INC. FORM 10-KSB

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

      Saratoga Resources, Inc., a Delaware corporation, herein called "Saratoga", "Company" or "Registrant", has historically been an oil and gas company whose main focus has until recently been the development of and exploration for oil and natural gas reserves, primarily in the Gulf Coast area of the United States. As of December 31, 1996, the Company has no material assets other than $1,350,000 remaining in cash as a result of the "Agreement" discussed hereinbelow under RECENT DEVELOPMENTS.

RECENT DEVELOPMENTS

            FORECLOSURE OF ASSETS. On May 7, 1996, the Company entered into an Agreement and related documents (the "Agreement") by and among the Company, Saratoga Resources, Inc., a Texas corporation ("Saratoga-Texas"), Lobo Operating, Inc., a Texas corporation ("LOI"), Lobo Energy, Inc., a Texas corporation ("LEI"), (the Company and Saratoga-Texas, LOI and LEI, its direct or indirect subsidiaries being sometimes collectively referred to herein as the "Saratoga Companies"), Thomas F. Cooke ("Cooke"), Joseph T. Kaminski ("Kaminski"), Randall F. Dryer ("Dryer"), the Saratoga Companies, Cooke, Kaminski and Dryer sometimes referred to herein as the "Saratoga Parties", PrimeEnergy Corporation, a Delaware corporation ("PrimeEnergy"), and Internationale Nederlanden (U.S.) Capital Corporation, a Delaware corporation ("ING").

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

      Upon receipt of the cash proceeds from the sale of the Interests by ING to PrimeEnergy, ING deposited approximately $5,500,000 with the Trustee under that certain Disbursement Agreement dated May 7, 1996 (the "Disbursement Agreement"), of which approximately $4,000,000 was set aside for the settlement of outstanding vendor debt and other related liabilities of the Saratoga Companies, and $1,500,000 was paid to the Company. As a result of the settlement of all such liabilities, the Company had no material liabilities going forward. Its principal asset at that time consisted of approximately $1,500,000 in cash which has been available for the pursuit of new business opportunities or for other proper corporate purposes.

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

      PLAN OF BUSINESS. On September 14, 1996, the Company held its 1996 Annual Meeting of the shareholders in Austin, Texas. In addition to the election of Directors, a number of proposals were submitted to the shareholders for a vote and approval, one of which was the proposal to ratify and confirm the May 7, 1996 Agreements by and among the Company (and its subsidiaries), ING, and PrimeEnergy, as previously discussed herein (See RECENT DEVELOPMENTS, SUPRA). As previously reported in the Company's 10-QSB for the period ended September 30, 1996, this proposal passed by a majority vote of the shareholders.

      One of the other proposals submitted to and approved by a majority vote of the shareholders at the 1996 Annual Meeting of shareholders was to authorize the Board of Directors to evaluate and decide on a business plan going forward, to include any of the possible alternatives: (i) rebuilding the management team and continuing in the oil and gas business; (ii) entering into a business combination with one or more businesses which may or may not include oil and gas operations at the discretion of the Board of Directors; or (iii) any other potential alternative which the Board of Directors may deem to be in the best interest of the Company and its shareholders, including but not limited to the sale and liquidation of all or substantially all of the assets of the Company and disposition to the shareholders; and to take such proper actions as may be necessary to accomplish same.

      While the Company has received some preliminary proposals regarding potential business opportunities, the pending litigation involving the Company and its then current directors (See Item 3. LEGAL PROCEEDINGS, INFRA) has made it difficult to pursue any of the proposals until resolution of such litigation. Now that such litigation has been successfully resolved, the Board is reviewing and attempting to determine whether the pursuit of any of such proposals is in the best interest of the Company and its shareholders. At such time as the Board has completed its evaluation process and has made a determination on a business plan going forward, it is likely that any material transaction will require the approval by the shareholders pursuant to Delaware law and, in such event (shareholder approval is necessary), the Board will call for a Special Meeting of the shareholders to obtain such approval.

HISTORY

      On September 8, 1993, the Company (which was then known as "Sterling Resources Corporation") underwent a comprehensive change in management and was recapitalized through the acquisition of Saratoga Resources, Inc., a Texas corporation ("Saratoga-Texas"). Through this transaction, the then existing five stockholders of Saratoga-Texas, exchanged 100% of SaratogaTexas stock for over 90% of the outstanding voting rights of Sterling and provided new management for the Company. Prior to this date, the Company was a "shell" with virtually no business assets or capital. In January 1994, the Company changed its domicile from Utah to Delaware and changed its name to Saratoga Resources, Inc.

      On November 12, 1993, the Company entered into a Purchase and Sale Agreement (the "Hunter Agreement") with Hunter Petroleum, Inc. ("Hunter") pursuant to which the Company acquired certain oil and gas interests in South Texas (the "Hunter Properties"). Financing for this acquisition was provided pursuant to a Loan Agreement with BankOne Texas, N.A. ("BankOne") under which the bank agreed to provide Saratoga with a $20 million revolving credit facility.

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

      On May 25, 1994, Saratoga-Texas executed a Stock Purchase Agreement and related documents ("Lobo Purchase Agreement"). Under the terms of the Lobo Purchase Agreement, Saratoga-Texas acquired 57.15% of the outstanding common stock of LEI which owned oil and gas properties located in South Texas ("Lobo Properties") formerly owned by Lobo Resources, Ltd., a Texas limited partnership. Saratoga-Texas paid a purchase price of $6,000,375 for the LEI common stock.

      On March 31, 1995 the Company acquired the remaining 42.85% of the common stock of LEI from Pickup. As a result of this acquisition, Saratoga-Texas owned and controlled 100% of the common stock outstanding of LEI. Concurrently with the purchase of the LEI common stock, LEI assigned to Saratoga-Texas all of LEI's oil and gas assets. The total purchase price paid by Saratoga-Texas was $5,401,000. The Company also refinanced $2,411,000 in debt due ING allocable to LEI and its properties.

      As discussed under RECENT DEVELOPMENTS, SUPRA, the May 7, 1996 Agreement by and among the Company, ING and PrimeEnergy provided for a Foreclosure Sale of the Interests, and a concurrent sale by ING of the Interests to PrimeEnergy. As a result, the Company no longer owns any material assets other than cash paid to the Company by ING.

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

      The long term U.S. market potential for natural gas production is affected by federal and state governmental regulations, access to the U.S. market by exports from Canada and Mexico, and prices. The price at which natural gas may be sold will continue to be affected by a number of factors, including 1) the price of alternative fuels such as oil and coal, 2) the competition among various gas producing regions, and 3) various factors that affect the consumption of gas, such as weather patterns.

      Various factors beyond the Company's control continue to affect oil and gas prices. Such factors include, among other things, the domestic supplies of oil and gas, the cost of imported international production, the level of consumer demand, the cost and availability of transportation, and changes in federal and state regulations. Government regulations may reduce the benefit of price increases by, among other things, fixing rates of production. To stabilize the uncertainty of what future prices the Company received for its production, in the past the Company has entered into several swap agreements which established a set price on a portion of the Company's production for a specified period of time. See Note 1 of the Consolidated Financial Statements for a more detailed discussion of these swap agreements.

COMPETITION

      The oil and gas industry is highly competitive in all of its phases. The Company's competition in the areas of exploration, development, production and acquisition of oil and gas reserves has historically included numerous major and independent oil and gas companies, individual proprietors, drilling and income programs and partnerships. Most of these competitors possess financial and personnel resources substantially in excess of those available to the Company and may, therefore, restrict the Company's ability to define, evaluate, bid, purchase and develop oil and gas properties.

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

PRICE REGULATION

      The federal government has at various times in the past regulated the prices at which gas and oil could be sold. However, oil and gas pricing has been deregulated. There can be no assurances, however, that price regulations will not again be imposed.

STATE REGULATION

      State regulatory authorities have established rules and regulations requiring permits for drilling operations, drilling and operating bonds and reports concerning operations and other matters. Texas and Louisiana, in which Saratoga has historically focused its operations, have regulations governing all phases of exploration and production activities. The states may, in addition, move to restrict the amount of production reaching the market through control of well output or transportation. Allowable rates of production are assigned by the state to each well or proration unit.

ENVIRONMENTAL REGULATION

      The Company's operations have historically been subject to regulations governing the discharge of materials into the environment, and any other operational impact on the quality of water, air and soil. These regulations are especially sensitive to any potential adverse impact on certain lands lying within wetlands, wilderness and other protected areas. Most wastes produced from oil and gas operations are managed under state regulatory programs and are not covered by hazardous waste management requirements under the federal Resource Conservation and Recovery Act. Environmental regulations continue to be proposed and are under consideration by the various federal agencies and Congress. Many of these proposed regulations could have the effect of imposing additional regulatory requirements on the oil and gas industry.

TRANSPORTATION REGULATION

      Due to the physical attributes of natural gas, companies which explore for and produce gas are largely dependent upon pipelines for transportation. Until recently, the profitability of a gas well was, in large part, dependent upon proximity to a pipeline, the rates charged by the pipeline company and the allocation of capacity to the operator by the pipeline company. Due to the adoption of FERC Order No. 500 and FERC Order No. 636 the Company's dependency on a pipeline company's purchase of the Company's gas production has been lessened, but the availability of pipeline transportation has historically been one of the most crucial problems for the Company after a successful gas well has been completed.

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

EMPLOYEES

      At December 31, 1996, the Company employed a total of two full time employees consisting of one executive officer (the Chief Executive Officer) and an office manager.

ITEM 2. DESCRIPTION OF PROPERTY.

RESERVES REPORTED TO FEDERAL AGENCIES

      The Company did not provide an estimate of total proved net oil and gas reserves to any Federal authority or agency during the year ended December 31, 1996. Below is a summary of Saratoga's net share of oil and gas reserves as of December 31, 1996, 1995, and 1994. EFFECTIVE WITH THE FORECLOSURE SALE DATED MAY 7, 1996, THE COMPANY NO LONGER OWNED ANY SIGNIFICANT OIL AND GAS PROPERTIES.

                           SARATOGA'S NET RESERVES

                                                             DECEMBER 31,
                                                     1996       1995        1994
                                                     ----       ----        ----
Proven reserves oil (Mbbls) ...................        0         601         994

Proven reserves gas (Mmcf) ....................        0       5,305       7,026


Proven reserves total (MBOE) ..................        0       1,415       2,165


Future net cash flows* (millions $) ...........       $0       $12.8       $12.2

Discounted future net cash
  flows* (millions $) .........................       $0       $ 9.1       $ 8.8

*SEC Case
Mbbls - thousand barrels
Mmcf - millions of cubic feet
MBOE - thousands of barrels of oil equivalent

Production

      THE COMPANY DOES NOT PRESENTLY OWN ANY SIGNIFICANT OIL AND GAS PRODUCING PROPERTIES EFFECTIVE WITH THE FORECLOSURE SALE DATED MAY 7, 1996.

PRODUCTIVE WELLS AND ACREAGE (PRIOR TO THE MAY 7, 1996 FORECLOSURE SALE)

SARATOGA'S PRODUCTIVE WELLS

                  GROSS         NET
Oil Wells          117           41

Gas Wells           47           21

Total Wells        164           62

      As of March 15, 1996, Saratoga had an inventory of developed mineral leases consisting of approximately 22,000 gross acres which were held by production, with approximately 7,000 acres net to Saratoga. The chart shows the number of Saratoga's productive wells. As of March 15, 1996 Saratoga's wholly owned subsidiary, LOI, operated 164 wells in 15 fields.

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

DRILLING ACTIVITY

      During 1996 the Company has conducted no drilling activity.

PRESENT ACTIVITIES

      The Board of Directors of the Company is in the process of re-evaluating its business plan going forward. Among the alternatives being considered are:
(i) rebuilding the management team and continuing in the oil and gas business;
(ii) entering into a business combination with one or more businesses which may or may not include oil and gas operations at the discretion of the Board of Directors; or (iii) any other potential alternative which the Board of Directors may deem to be in the best interest of the Company and its shareholders, including but not limited to the sale and liquidation of all or substantially all of the assets of the Company and disposition to the shareholders; and to take such proper actions as may be necessary to accomplish same.

      While the Company has received some preliminary proposals regarding potential business opportunities, the pending litigation involving the Company and its then current directors (See Item 3. LEGAL PROCEEDINGS, INFRA) has made it difficult to pursue any of the proposals until resolution of such litigation. Now that such litigation has been successfully resolved, the Board is reviewing and attempting to determine whether the pursuit of any such proposals is in the best interest of the Company and its shareholders. At such time as the Board has completed its evaluation process and has made a determination on a business plan going forward, it is likely that any material transaction will require the approval by the shareholders pursuant to Delaware law, and in such event (shareholder approval is required), the Board will call for a Special Meeting of the shareholders to obtain such approval.

       ITEM 3. LEGAL PROCEEDINGS.

      THE COMPANY IS NOT A PARTY TO ANY PENDING LEGAL PROCEEDINGS. ADDITIONALLY, THE COMPANY'S PROPERTY IS NOT THE SUBJECT OF ANY PENDING LEGAL PROCEEDINGS.

      All lawsuits relating to vendor claims previously filed against the Company, as reported in the Company's Annual Report for the fiscal year ended December 31, 1995, have been paid and settled in accordance with the terms of the Disbursement Agreement (See RECENT DEVELOPMENTS, SUPRA).

      PRIOR LEGAL PROCEEDINGS. The Company has previously reported certain information regarding its involvement in certain litigation (the "Company Federal Lawsuit" and the "Kaminski Lawsuit") with Joseph T. Kaminski, a former director of the Company, in the following reports and matters filed with the Securities and Exchange Commission: (i) Form 8-K (filed July 16, 1996), (ii) Form 10-KSB (filed July 31, 1996), (iii) Form 10-QSB (filed August 1, 1996),
(iv) Form 10-QSB (filed August 26, 1996), (v) Proxy Statement (filed August 30,
1996), (vi) Form 10-QSB (filed November 13, 1996), and (vii) Form 8-K (filed March 14, 1997).

      On January 6, 1997, the "Company Federal Lawsuit" proceeded to trial, whereupon the Company, Cooke, Dryer and Dryer, Ltd. received an overall favorable outcome as set forth in the "Settlement Agreement", a copy of which is filed as Exhibit 10.4 to this Form 10-KSB. Prior to the final judgment being entered, Kaminski indicated his intention to appeal any final judgment which may be entered. The Board of Directors, being aware of the risks, uncertainties, and costs of continued litigation determined that it would be in the best interest of the Company and its shareholders to attempt to compromise and settle all matters in dispute of whatever kind or character concerning both the "Company Federal Lawsuit" and the "Kaminski Lawsuit". Accordingly, on March 10, 1997, the Company, Cooke, Dryer, Dryer, Ltd. and Kaminski entered into a Settlement Agreement and Full and Final Release (the "Settlement Agreement").

      Pursuant to the terms of the Settlement Agreement (i) Kaminski assigned to the Company all of his stock, warrants, stock options, or other rights to purchase any debt or equity interest in the Company or its affiliates, under his actual or constructive control, currently or within a period of three years from the date of the Settlement Agreement [which Kaminski represented to be 2,465,371 shares of common stock ("shares") and warrants to purchase 100,000 shares], and further Kaminski assigned an additional 8,000 shares to the Company which he had held as "Trustee", (ii) Kaminski released the Company, Cooke, Dryer and Dryer, Ltd. from any and all claims and causes of action, (iii) the Company, Cooke, Dryer and Dryer, Ltd. released Kaminski from any and all claims and causes of action, and (iv) the Company, Cooke, Dryer, Dryer, Ltd. and Kaminski filed motions to dismiss with prejudice the "Company Federal Lawsuit" and the "Kaminski Lawsuit".

      Accordingly, all claims and counterclaims by and against the Company and its two directors (Cooke and Dryer) have been, or will be, dismissed, and there is no other pending litigation against the Company or its directors.

      Additionally, and as a result of the Settlement Agreement the total number of shares of common stock of the Company issued and outstanding has been reduced from 6,809,400 to 4,336,029, and 2,473,371 shares are now held in treasury.

ITEM 4. SUBMISSION OF MATTERS  TO A VOTE OF SECURITY HOLDERS.

      There were no matters submitted to a vote of the security holders of the Company through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 31, 1996.

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The Company's common stock is not listed on any stock exchange but from time to time has been included in the "Pink Sheets" basis, with transactions being reported by the NASD on the OTC Bulletin Board under the symbol "SRIK". According to quotations from the "Pink Sheets" and the OTC Bulletin Board (represents prices between dealers and does not include retail markup, markdown or commission, and may not represent actual transactions), the range of high and low bid information of the shares of the Company's common stock for the periods indicated, were as follows:

                                                        COMMON STOCK
                                                  HIGH                  LOW
 YEAR ENDED DECEMBER 31, 1995
      First Quarter                                1-1/4           1/4
      Second Quarter                               1-1/4           1/20
      Third Quarter                                1-3/4           1/20
      Fourth Quarter                               1-3/8           3/8


YEAR ENDED DECEMBER 31, 1996
      First Quarter                                3/4             1/8
      Second Quarter                               5/8             1/8
      Third Quarter                                1/2             1/16
      Fourth Quarter                               3/8             1/16

      As of December 31, 1996, 6,809,400 shares of the Company's common stock were issued and outstanding and held by 1,382 holders of record. As a result of the Settlement Agreement (See Item 3. LEGAL PROCEEDINGS, SUPRA), the total number of shares of common stock of the Company issued and outstanding has been reduced from 6,809,400 to 4,336,029, and 2,473,371 shares are now held in treasury.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      As discussed under Item 1. DESCRIPTION OF BUSINESS - RECENT DEVELOPMENTS, SUPRA, the Company is not currently conducting historical oil and gas operations. The Board of Directors of the Company is, however, in the process of re-evaluating its business plan going forward.

RESULTS OF OPERATIONS

      REVENUES. As a result of the Foreclosure Sale of the Interests, revenues historically obtained from oil and gas operations declined in 1996. Revenues for fiscal 1996 were $705,000 as compared to $2,878,000 for fiscal 1995.

      COSTS AND EXPENSES. Cost and expenses were significantly reduced in 1996. Costs and expenses for fiscal 1996 totaled $2,174,000 as compared to $14,252,000 in costs and expenses for fiscal 1995.

      NET INCOME. Net income saw a significant increase in 1996. As a result of the Foreclosure Sale and the forgiveness of debt by ING, net income for fiscal 1996 was $10,622,000 as compared to a net loss of ($11,175,000) for fiscal 1995. Net income per share for fiscal 1996 was $1.57 per share as compared to a net loss per share of ($1.67) for fiscal 1995.

      TAXES. As a result of the Foreclosure Sale and the forgiveness of debt by ING, the Company recorded an extraordinary gain of $12,066,000 with no attendant tax liability in 1996 (See Note 10, INFRA).

LIQUIDITY AND CAPITAL RESOURCES

      The Company's assets at December 31, 1996 consist almost entirely of cash in the amount of $1,350,000, and $1,200,000 in cash at March 25, 1997. The Company believes that its current cash balance will be sufficient to conduct its business for the foreseeable future.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                        INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE

Independent Auditor's Report -                                                14

Consolidated Balance Sheet - December 31, 1996                                15

Consolidated Statements of Operations                                         16
    -For the years ended December 31, 1995 and 1996

Consolidated Statements of Changes in Stockholders' Equity (Deficit)          17
    -For the years ended December 31, 1995 and 1996

Consolidated Statements of Cash Flows                                         18
    -For the years ended December 31, 1995 and 1996

Notes to Consolidated Financial Statements                                    20

Supplemental Oil and Gas Properties and Related Reserves Data (Unaudited)     27

                         INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
Saratoga Resources, Inc. and Subsidiaries
Houston, Texas

We have audited the accompanying consolidated balance sheet of Saratoga Resources, Inc. and subsidiaries as of December 31, 1996 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 1995 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Saratoga Resources, Inc. and subsidiaries as of December 31, 1996 and the results of their operations and their cash flows for years ended December 31, 1995 and 1996, in conformity with generally accepted accounting principles.

As discussed in Note 10, in connection with a Foreclosure Sale and Compromise and Settlement Agreement dated May 7, 1996, a majority of the assets of Saratoga Texas, Lobo Operating, Inc. and Lobo Energy, Inc. were sold to a lender in exchange for forgiveness of certain debt obligations and other consideration .

Hein + Associates LLP
Certified Public Accountants

/s/

Houston, Texas
February 24, 1997

                   SARATOGA RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              DECEMBER 31, 1996
                                (in thousands)

ASSETS
Current assets - cash ..........................................        $ 1,350

Receivables:
      Trade ....................................................             50
      Other ....................................................             25
                                                                        -------
                                                                             75
Equipment, net of accumulated depreciation .....................             20
                                                                        -------
Total Assets ...................................................        $ 1,445
                                                                        =======
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued liabilities .................        $   218
      Legal suspense ...........................................             19
                                                                        -------
Total current liabilities ......................................        $   237

Commitments and contingencies (Notes 5, 8 and 10)

Stockholders' Equity
      Preferred stock, $.001 par value; 5,000,000
         shares authorized .....................................           --
      Common Stock, $.001 par value; 50,000,000
         shares authorized, 6,809,400 shares
         issued and outstanding ................................              7
      Additional paid-in capital ...............................          2,909
      Accumulated deficit ......................................         (1,706)
      Treasury stock, at cost ..................................             (2)
                                                                        -------
Total stockholders' equity .....................................          1,208
                                                                        -------
Total Liabilities and Stockholders's Equity ....................        $ 1,445
                                                                        =======

                See Notes to Consolidated Financial Statements

                   SARATOGA RESOURCES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                               YEAR ENDED        YEAR ENDED
                                           DECEMBER 31,1995  DECEMBER 31, 1996
Revenues:
      Oil and gas .........................     $  2,856        $    684
      Other ...............................           22              21
                                                --------        --------
                                                   2,878             705
Costs and expenses:
      Production ..........................        1,437             236
      Severance tax .......................          156              43
      Depletion, depreciation, amortization
        and provision for impairment ......        9,988             362
      General and administrative ..........        1,079           1,109
      Interest expense ....................        1,592             424
                                                --------        --------
                                                  14,252           2,174
                                                --------        --------
Loss before income taxes and
 extraordinary item .......................      (11,374)         (1,469)

Income tax benefit ........................          199              25
                                                --------        --------
Loss before extraordinary item ............      (11,175)         (1,444)

Extraordinary item - gain arising from
 forgiveness of debt ......................         --            12,066
                                                --------        --------
Net income (loss) .........................     $(11,175)       $ 10,622
                                                ========        ========
Net income (loss) per share ...............     $  (1.67)       $   1.57
                                                ========        ========
Weighted average number of common
  shares outstanding ......................        6,700           6,782
                                                ========        ========

                See Notes to Consolidated Financial Statements

                    SARATOGA RESOURCES, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                 (in thousands)

                                                                           Additional
                                                          Common Stock      Paid-In     Accumulated   Treasury   Total Stockholders'
                                                         Shares    Par      Capital       Def icit     Stock      Equity (Deficit)
                                                         ------    ----     -------       --------     -----      ----------------
Balances, December 31, 1994 ........................      6,680      $7     $2,755       $ (1,153)       $--        $  1,609

       Issuance of stock warrants for commitment fee       --         -        114           --           --             114
       Issuance of stock in lieu of compensation ...         20       -         40           --           --              40
       Purchase of treasury stock ..................         (1)      -       --             --           (2)             (2)
       Net loss ....................................       --         -       --          (11,175)        --         (11,175)
                                                          -----    ----     ------       --------        ---        --------
       Balances, December 31, 1995 .................      6,699      $7     $2,909       $(12,328)       $(2)       $ (9,414)

       Common stock issued for services ............        110       -       --             --           --            --
       Net income ..................................       --         -       --         $ 10,622         --          10,622
                                                          -----    ----     ------       --------        ---        --------
       Balances, December 31, 1996 .................      6,809      $7     $2,909       $ (1,706)       $(2)       $  1,208
                                                          =====    ====     ======       ========        ===        ========

                 See Notes to Consolidated Financial Statements

                    SARATOGA RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                YEAR ENDED        YEAR  ENDED
                                            DECEMBER 31, 1995  DECEMBER 31, 1996
                                            -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income .........................     $(11,175)        $ 10,622
Adjustments to reconcile net income(loss)
     to net cash provided by operating
     activities:
     Depletion, depreciation, amortization         9,988              362
         for impairment
     Amortization of debt discount ........          106               24
      Provision for doubtful accounts .....          266             --
     Deferred income taxes ................         (199)            --
     Write off of organization costs ......         --                236
      Gain arising from forgiveness of debt         --            (12,066)
      Changes in operating assets and
         liabilities:
      Accounts receivable .................           66              971
      Prepaids ............................          (73)             104
      Other assets ........................         --                 15
      Trade payables ......................        1,735              (92)
      Other, net ..........................          (56)            --
                                                --------         --------
NET CASH PROVIDED BY OPERATING ACTIVIES ...          658              176
                                                --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions ..........       (1,283)             (37)
Net proceeds from sale of assets ..........           13              686
Acquisition of oil and gas properties .....       (2,240)            --
Organization cost additions ...............         (105)            --
                                                --------         --------
NET CASH (USED IN) PROVIDED BY
     INVESTING ACTIVITIES .................       (3,615)             649
                                                --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings ..................        2,954             --
Payments on borrowings ....................          (63)             (79)
                                                --------         --------
NET CASH PROVIDED BY (USED IN)
     FINANCING ACTIVITIES .................        2,891              (79)
                                                --------         --------

NET (DECREASE) INCREASE IN CASH ...........          (66)             746

CASH AT BEGINNING OF YEAR .................          670              604
                                                --------         --------
CASH AT END OF YEAR .......................     $    604         $  1,350
                                                ========         ========

                 See Notes to Consolidated Financial Statements

                                                                   Page 19 of 36

                                                           YEAR ENDED         YEAR ENDED
                                                        DECEMBER 31, 1995  DECEMBER 31, 1996
                                                        -----------------  -----------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Interest Paid .....................................     $  806             $ --

SUPPLEMENTAL DISCLOSURES OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES:
   Issuance of stock warrants for commitment fee .......        114               --
   Issuance of common stock for
     consulting fees and compensation ..................         40               --
   Acquisition of oil and gas properties in exchange for
     debt and other consideration ......................     $3,148             $ --
                                                             ======             ======

                 See Notes to Consolidated Financial Statements

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

      EQUIPMENT: Depreciation of equipment is generally provided on the straight-line basis over the estimated useful lives of the assets as follows:

             Office equipment                   5 - 10 years
             Leasehold improvements             3 - 5 years
             Automobiles                        5 years

      Ordinary maintenance and repairs are charged to expense, and expenditures which extend the physical or economic life of the assets are capitalized. Gains or losses on disposition of assets are recognized in income and the related assets and accumulated depreciation accounts are adjusted accordingly.

      INCOME TAXES: The Company accounts for income taxes in accordance with the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates during the periods they are expected to be recovered or settled.


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

      As discussed in Note 11, pursuant to the Disbursement Agreement dated May 7, 1996, all Swap Agreements of the Company were settled by the Trustee from cash proceeds from the Foreclosure Sale.

      The hedged volumes represented approximately 93% and 94% of the Company's December 1995 equivalent mcf production. The price differential (gain or loss) is included in oil revenues and was immaterial.

      OIL AND GAS REVENUES: The Company historically recognized oil and gas revenues as the sales occurred. The Company currently has no oil and gas production .

      FAIR VALUE OF FINANCIAL INSTRUMENTS: The Company's financial instruments consist of trade liabilities . The Company believes the carrying value of these financial instruments approximate their estimated fair value.

      NET INCOME (LOSS) PER SHARE: Net income (loss) per share was computed by dividing net income (loss) by the weighted average common shares outstanding as of December 31, 1996.

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

NOTE 2 - ACQUISITIONS

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

      Prior to the change in ownership and a resultant change in management, LEI sold all of its rights to operate its oil and gas properties to a newly formed Texas corporation, Lobo Operating, Inc. ("LOI"), which is wholly owned by the Company. LOI was capitalized by the Company with the issuance of 150,000 shares of the Company's common stock, which LOI in turn transferred to LEI as compensation for the operating rights of the properties. At the time, LOI functioned as the Operator for all of the Company's properties, including the LEI properties.

      On March 31, 1995, Saratoga-Texas acquired 4,285 shares of common stock of LEI from Peter P. Pickup ("Pickup"). As a result of this acquisition, Saratoga-Texas controlled 100% of the common stock outstanding of LEI. Concurrent with the purchase of the LEI common stock, LEI assigned to Saratoga-Texas all of LEI's oil and gas assets. The total price paid by Saratoga-Texas for the purchase was approximately $5,406,000 and was comprised of the following (the "Purchase Price").

      1) A cash payment of $2,180,000 made by Saratoga-Texas on March 31, 1995 (reduced to $2,085,000 by reason of a concurrent payment of a note payable by Pickup to Saratoga-Texas of $95,000.)

      2) A promissory note in the sum of $346,458 issued to Pickup by Saratoga-Texas and guaranteed by the Company and its subsidiaries (the "Note"). The Note bore interest at the rate of 9.375% per annum. Interest on the unpaid principal balance was paid on the last day of each month beginning April 30, 1995 to and including September 30, 1995. On the last day of each month beginning October 31, 1995 the Note's principal balance was to be paid, along with accrued interest, in eighteen equal monthly installments. The Note was secured by 57.15% of LEI's then current portion of a potential increase in production which was attributable to a waterflood program on the Moore's Orchard Field in Fort Bend County, Texas. At December 31, 1995, the outstanding balance of the note was approximately $289,000.

      3) The agreement of Saratoga-Texas to pay up to a maximum of $468,542 from the net profits from any production attributable to 42.85% of LEI's then current portion of increased production which was attributable to a waterflood program on the Moore's Orchard Field (the "Net Profits Production Payment"). This liability was to be recorded as the increased production to which it related occurred and gave rise to a liability.

      4) At the Closing, the Registrant also refinanced approximately $2,411,000 in debt due ING allocable to LEI and its properties.

      These LEI acquisitions were accounted for on the purchase method of accounting. The Company's consolidated statements of operations for the period from January 1, 1995 to March 31, 1995 reflect Saratoga-Texas' proportional consolidation of LEI's assets, liabilities, revenues and costs. With the acquisition of the remaining 42.85% of the common stock of LEI, the Company's consolidated statement of operations for the year ended December 31, 1995 reflects 100% of LEI's revenues and costs from April 1, 1995 to December 31, 1995.

NOTE 3 - DEBT

ING CREDIT AGREEMENT

      On March 30, 1995 Saratoga-Texas executed a Credit Agreement ("Credit Agreement") with ING which refinanced the existing debt to ING. The cash portion of the purchase price for the acquisition of LEI described in Note 2 was paid out of the proceeds of the loan evidenced by the Credit Agreement. In the Credit Agreement, ING established two credit facilities in favor of Saratoga-Texas in the combined maximum principal amount of $19,000,000, subject to the borrowing base limitations set forth therein. At December 31, 1995 an aggregate of $15,500,000 was available under these facilities; $13,765,721 was advanced; and $13,397,410 was outstanding, net of unamortized loan commitment fees of $368,311. All oil and gas properties owned by the Company were pledged as collateral under the Credit Agreement and all obligations to ING were also guaranteed by the Company and all of its subsidiaries.

      As discussed in Note 10, on May 7, 1996, in connection with a Foreclosure Sale and Compromise and Settlement Agreement, a majority of the assets (the "Interests") of Saratoga-Texas, LOI and LEI were sold to ING in exchange for ING's forgiveness of all debt owed by the Company to ING.

NOTE 4 - TRANSACTIONS WITH RELATED PARTIES

      Consulting fees for engineering services were paid to Capital Resource Management, Inc., a stockholder in the Company, in the amount of $54,000 for the year ended December 31, 1995.

      As of December 31, 1995, the Company had a payable due the former President of the Company for unpaid compensation and travel expenses of $50,000 for services provided from January 1, 1995 through April 30, 1995, plus interest at 10% from July 15, 1995.

      As of December 31, 1994, the Company had an account receivable due from Kaminski 90-1 Joint Venture ("Kaminski 90-1"), of which Joseph T. Kaminski, a stockholder of Saratoga, was the joint venture manager. At December 31, 1995, the outstanding balance of $107,240 was written off as uncollectible.

      On March 31, 1995, the Company's note receivable due from Peter P. Pickup of $95,000 was applied as additional purchase price consideration for the remaining 4,285 shares of common stock of LEI acquired from Pickup (see Note 2, SUPRA).

      During 1995 and 1996 , the Company issued 20,000 shares and 110,000 shares of common stock to employees as compensation for services rendered to the Company.

      In July of 1996, the Company entered into a month to month lease for the current Houston office space with Kevin M. Smith, a director of the Company, at no charge.

NOTE 5 - LEASE OBLIGATIONS

      The Company leased office space in Houston, Texas for its corporate office; in Austin, Texas for its operations office; and in Hemphill, Texas for its East Texas field office during 1995 and 1996. On May 12, 1994 the Company entered into a four-year operating lease with a primary term ending in January 1998, with renewal options and escalation clauses, related to its Houston office. In 1996, the Hemphill office was closed.

      Rental expense was $111,000 and $43,000 for the years ended December, 31, 1995 and 1996, respectively .

      As discussed in Note 10, pursuant to the Disbursement Agreement dated May 7, 1996, all lease obligations of the Company were settled by the Trustee from cash proceeds from the Foreclosure Sale.

      In July 1996, the Company entered into a month to month lease for the current Houston office space with Kevin M. Smith, a director of the Company, at no charge. Additionally, the Company maintains an office in Austin, Texas located at 301 Congress Avenue on a month to month basis at a current rate of $2,175 per month.

NOTE 6 - INCOME TAXES

      Deferred income taxes result from timing differences in the recognition of income and expense items for income tax and financial reporting purposes. For the year ended December 31, 1995, the timing differences consisted primarily of the difference in capitalization and depletion of oil and gas properties. As of December 31, 1996, the Company had no material deferred tax assets and deferred tax liabilities.

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995 are presented below (in thousands):

                                                                   Page 25 of 36
Deferred Tax Assets:
   Net Operating loss carry forwards             $   647
   Oil and gas properties, principally
      due to differences in capitalized
      drilling costs and depletion                  2,176
                                                  -------
   Total gross deferred tax assets                  2,823
   Less valuation allowance                        (2,823)
   Net deferred tax assets                        $     -
                                                  =======

      As of December 31, 1996, the Company has no net operating loss carry forwards. Accordingly, the valuation allowance has been reduced to zero at that date.

NOTE 7 - MAJOR CUSTOMERS

      For the year ended December 31, 1995, the Company's revenue from customers accounting for at least 10% of the Company's total revenues were as follows:

CUSTOMER
Gulfmark Energy, Inc.                      26%
HPL Resources Company                      24%
Scurlock Permian Corporation               19%

      According to the terms and provisions of the May 7, 1996 Settlement Agreement previously discussed, the effective date of the transfer of the Company's properties was January 1, 1996. Accordingly, for all practical purposes, the Company had no major customers during 1996.

NOTE 8 - LITIGATION

      The Company has previously reported certain information regarding its involvement in certain litigation (the "Company Federal Lawsuit" and the "Kaminski Lawsuit") with Joseph T. Kaminski, a former director of the Company, in the following reports and matters filed with the Securities and Exchange
Commission: (i) Form 8-K (filed July 16, 1996), (ii) Form 10-KSB (filed July 31,
1996), (iii) Form 10-QSB (filed August 1, 1996), (iv) Form 10-QSB (filed August 26, 1996), (v) Proxy Statement (filed August 30, 1996), (vi) Form 10-QSB
(filed November 13, 1996) and (vii) Form 8-K (filed March 14, 1997.

      On January 6, 1997, the "Company Federal Lawsuit" proceeded to trial, whereupon the Company, Cooke, Dryer and Dryer, Ltd. received an overall favorable outcome as set forth in the "Settlement Agreement", a copy of which is attached hereto as Exhibit "10.4". Prior to the final judgment being entered, Kaminski indicated his intention to appeal any final judgment which may be entered. The Board of Directors, being aware of the risks, uncertainties, and costs of continued litigation determined that it would be in the best interest of the Company and its shareholders to attempt to compromise and settle all matters in dispute of whatever kind or character concerning both the "Company Federal Lawsuit" and the "Kaminski Lawsuit". Accordingly, on March 10, 1997, the Company, Cooke, Dryer, Dryer, Ltd. and Kaminski entered into a Settlement Agreement and Full and Final Release (the "Settlement Agreement").

      Pursuant to the terms of the Settlement Agreement, Kaminski transferred all of his equity interests in the Company, consisting of 2,465,371 shares of common stock and 100,000 stock warrants, to the Company, and forgave debt owed him by the Company of $50,000 plus interest. Kaminski also agreed to sell to the Company 8,000 shares of the Company's common stock held in trust. Both the Company and Kaminski agreed to release and discharge any and all claims or causes of action of every nature existing between the parties.

      Accordingly, all claims and counterclaims by and against the Company and its two directors (Cooke and Dryer) have been, or will be, dismissed, and there is no other pending litigation against the Company or its directors.

      Additionally, and as a result of the Settlement Agreement the total number of shares of common stock of the Company issued and outstanding has been reduced from 6,809,400 to 4,336,029, and 2,473,371 shares are now held in treasury.

NOTE 9 - STOCKHOLDERS' EQUITY

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

NOTE 10 - FORECLOSURE SALE

      As of May 7, 1996, the Company owed $13,765,721 plus accrued interest to ING under the Credit Agreement described in Note 3. The Company was in default under the Credit Agreement and all obligations were due and payable in full.

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

      Upon receipt of the cash proceeds from the sale of the Interests by ING to PrimeEnergy, ING deposited approximately $5,500,000 with the Trustee, of which approximately $4,000,000 was set aside under that certain Disbursement Agreement dated May 7, 1996, for the settlement of outstanding vendor claims and other related liabilities of the Saratoga Companies. The remaining $1,500,000 was paid to the Company and has been available for the Company to pursue other business opportunities.

      As a result of the forgiveness of debt, the Company recorded an extraordinary gain of $12,066,000 with no attendant tax liability.

SUPPLEMENTAL OIL AND GAS PROPERTIES AND RELATED RESERVES DATA
                                  (UNAUDITED)

CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES -

      An analysis of the capitalized oil and gas property costs and related accumulated depletion and depreciation at December 31, 1995 (in thousands):

Proved oil and gas properties                 $17,582
Equipment                                         255
                                               17,837
Less:
Accumulated depletion and depreciation        (10,847)

Net capitalized costs                         $ 6,990
                                               =======

COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION, EXPLORATION AND DEVELOPMENT ACTIVITIES -

The following costs, whether capitalized or expensed, were incurred in oil and gas activities (in thousands):
                                      YEAR ENDED               YEAR ENDED
                                    DECEMBER 31, 1995       DECEMBER 31, 1996
Acquisition of proved properties       $ 5,377                 $     37
Development                              1,294                        -
                                       -------                  -------
                                       $ 6,671                 $     37
                                       =======                 ========

 RESULTS OF OPERATIONS -

      Oil and gas activities have historically represented substantially all of the business activities of the Company and these activities have been located substantially in a single geographic area;

therefore, reference should be made to the Consolidated Statements of Operations for the Company's results of operations.

ESTIMATED QUANTITIES OF OIL AND GAS RESERVES -

      The following table summarizes the Company's net interest in estimated proved oil and gas reserve quantities, all of which were located within the United States. These estimates were based on geological and engineering data which demonstrated with reasonable certainty oil and gas expected to be recovered in future years from known reservoirs under existing economic and operating conditions.

PROVED DEVELOPED AND UNDEVELOPED RESERVES:


                                         OIL (BBLS)     GAS (MCF)

Balance at December 31, 1994              994,161       7,025,869

Production                                (92,209)       (928,475)
Revisions                                (580,950)     (2,949,185)
Purchase of minerals in place, net        280,029       2,156,791
                                         --------       ---------

Balance at December 31, 1995              601,031       5,305,000
                                         ========       =========

Balance at December 31, 1996                   - ***           - ***
                                         ========       ==========

PROVED DEVELOPED RESERVES:

At December 31, 1995                      473,567       3,951,300
At December 31, 1996                          - ***           - ***
                                         ========       =========

***As discussed in Note 10 to the financial statements, on May 7, 1996, in connection with a Foreclosure Sale and Compromise and Settlement Agreement, a majority of the assets (the "Interests") of Saratoga-Texas, LOI and LEI were sold to ING in exchange for ING's forgiveness of all amounts owed under the Credit Agreement. Accordingly, for the period ended December 31, 1996, the Company no longer owned any oil and gas reserves.

DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES -

      Standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves is as follows (in thousands):

                                    DECEMBER 31, 1995

Future cash inflows ................     $ 21,427
Future production costs ............       (5,762)
Future development costs ...........       (2,081)
Future income taxes ................         (809)
                                         --------
Future net cash flows ..............       12,775

  Less: 10% annual discount
  for estimated timing of cash flows        3,629
Standardized measure of discounted
  future net cash flows ............     $ 9,146 ***
                                         ========

      In accordance with regulations prescribed by the Securities and Exchange Commission, future cash flows are computed using year-end costs and prices adjusted for contractual increases and other fixed and determinable escalations discounted at 10%. Product prices actually received at the leases as of December 31, 1995, were used in the estimates of cash flows. The standardized measure of discounted future cash flows does not purport to represent the fair market value of the Company's oil and gas properties (See Note 10).

      Future income tax expenses are computed using year-end statutory tax rates (adjusted for permanent differences that relate to existing proved oil and gas reserves in which the enterprise has mineral interests). The following are the principal changes in the standardized measure of discounted future net cash flows (in thousands):

                                                 Year Ended
                                                 December 31,
                                                   1995
Balance at beginning of period ..............     $ 8,837
Sales and transfers of oil and gas
    produced, net of production costs .......      (1,263)
Net change in prices ........................       4,276
Revisions to previous quantity estimates ....      (8,098)
Extensions, discoveries, and improved
    recovery less related costs
Changes in estimated future development costs        (407)
Development costs incurred ..................       1,294
Changes in estimated future income taxes ....        (566)
Purchases of reserves .......................       3,955
Accretion of discount .......................         884
Other, including changes in timing ..........         234
                                                  -------
Balance at end of period ....................     $ 9,146 ***
                                                  =======

***As discussed in Note 10 to the financial statements, on May 7, 1996, in connection with a Foreclosure Sale and Compromise and Settlement Agreement, a majority of the assets (the

"Interests") of Saratoga-Texas, Lobo Operating, Inc. and LEI, Inc. , including all related reserves, were sold to ING in exchange for ING's forgiveness of all amounts owed under the Credit Agreement. Accordingly, for the period ended December 31, 1996, the Company no longer owned any oil and gas reserves.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      By approval of the Board of Directors effective as of June 10, 1996, the Company (i) retained the services of Hein + Associates LLP, 5075 Westheimer, Suite 970, Houston, Texas 77056, as principal accountant and auditor for the purpose of auditing the Company's financial statements and (ii) dismissed Ernst & Young LLP. Previously, Ernst & Young LLP served as the Company's principal accountant and auditor. This change was occasioned after careful consideration by the Company, and as further explained under "BACKGROUND" hereinbelow.

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

      BACKGROUND. As set forth in Item 2 hereof, under the terms and provisions of the Agreement, a majority of the assets of the Saratoga Entities were ultimately acquired by PrimeEnergy on May 7, 1996. As a result, the Company had no, or virtually no, assets other than approximately $1,500,000 out of the $5,500,000 originally deposited by ING into Escrow. This represents a significant change for the Company. Previously, the Company had been actively engaged in the production and development of oil and gas properties. As such, the Company had been able to financially support the retention of Ernst & Young LLP as its principal accountant and auditor. Hein + Associates LLP had agreed to perform the audit for substantially lower fees than Ernst & Young LLP. Presently, the Company is in a position which requires it to make efficient use of its reduced financial resources in an attempt to maintain the Company as a viable business entity going forward.

      Accordingly, the Company determined that the cost required to continue to retain the services of such a large public accounting firm as Ernst & Young LLP as the Company's principal accountant and auditor, giving due consideration to the Company's current financial and business affairs, did not make the most prudent use of Company assets.

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

      Executive Officers of the Company and its wholly owned subsidiaries serve at the pleasure of the Board of Directors and are elected annually at a meeting of the Board of Directors. Set forth are the directors and executive officers at December 31, 1996:

NAME                              POSITION                                   AGE
----                              --------                                   ---
Thomas F. Cooke               Chairman, Chief Executive Officer and           47
                              Chief Operating Officer

Dr. Randall F. Dryer          Director                                        43

Kevin M. Smith                Director                                        51


BIOGRAPHICAL INFORMATION

      As of December 31, 1996, the following provides information as to each executive officer and director of the Company, including age, principal occupation and business experience during the last five years:

THOMAS F. COOKE, CHAIRMAN, CHIEF EXECUTIVE OFFICER AND CHIEF OPERATING OFFICER, age 47, was one of the co-founders of Saratoga Resources, Inc. in 1990. Mr. Cooke has been a self employed independent oil and gas producer for the last 16 years. Sterling acquired Saratoga-Texas in September 1993, at which time Mr. Cooke was elected Chairman of the Board and Chief Operating Officer of Sterling. Mr. Cooke is an Explorer Member of the Texas Independent Producer and Royalty Owner Association and serves as Director and Chairman of the North American Energy Issues Committee. Mr. Cooke replaced Joseph T. Kaminski as Chief Executive Officer on April 3, 1996.

DR. RANDALL F. DRYER, DIRECTOR, age 43, became a member of the Board of Directors of the Company on January 22, 1994. Dr. Dryer has been in the private medical practice of Spinal Surgery for over ten years and serves on the Medical Advisory Board of a publicly traded company, U.S. Medical, Inc. He is actively involved with The Texas Independent Producers and Royalty Owners Association.

KEVIN M. SMITH, DIRECTOR, age 51, has over 20 years of experience in the oil and gas industry as an exploration geophysicist. Mr. Smith was with Amoco Production Company for 10 years, and in 1984 formed his own geophysical consulting firm, Kevin M. Smith, Inc. Mr. Smith is a member of the Society of Geophysicists, American Association of Geologists, Houston Geophysical Society, and the Texas Independent Producers and Royalty Owners Association. In July of 1990, he joined the Company as Vice President of Exploration. Mr. Smith continues to operate his geophysical consulting firm.

      COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT. In compliance with the provisions of Section 16(a) of the Exchange Act, the Company reports the following delinquent filings which were completed during the past fiscal year by directors, officers, or beneficial owners of more than ten percent (10%) of the common stock of the Company. On September 30, 1996, Thomas F. Cooke filed a Form 4 disclosing four separate transactions which took place on July 15, 1994 involving the disposition of 17,500 shares of common stock of the Company. Two transactions involved gifts to third parties totaling 10,000 shares. The remaining two transactions involved the disposition by private sale to third parties totaling 7,500 shares. On September 30, 1996, Thomas F. Cooke filed a Form 4 disclosing a disposition of 74,667 shares which occurred on May 28, 1996. On October 7, 1996, Randall F. Dryer, acting as General Partner for Dryer, Ltd., a Texas Family Partnership, filed a Form 4 disclosing two transactions which took place on February 2, 1995 involving the acquisition of a total of 3,650 shares of common stock of the Company. On October 7, 1996, Randall F. Dryer, acting as General Partner for Dryer, Ltd., a Texas Family Partnership, filed a Form 4 disclosing a transaction which took place on May 15, 1996 involving the acquisition of 74,667 shares. On October 7, 1996, Randall F. Dryer, acting as General Partner for Dryer, Ltd., a Texas Family Partnership, filed a Form 4 disclosing a transaction which took place on December 1, 1994 involving the acquisition of 9,000 shares.

ITEM 10. EXECUTIVE COMPENSATION.

      The following Summary Compensation Table sets forth all cash compensation paid, distributed or accrued for services, including salary and bonus amounts rendered in all capacities for the Company during the fiscal years ended December 31, 1996 and 1995. All other tables required to be reported have been omitted as there has been no compensation awarded to, earned by or paid to any of the Company's executives in any fiscal year covered by the tables.

                          SUMMARY COMPENSATION TABLE

                                                   LONG TERM COMPENSATION
                          ANNUAL COMPENSATION               AWARDS  PAYOUTS
                                          OTHER
NAME                                     ANNUAL    RESTRICTED                    ALL OTHER
AND         FISCAL                       COMPEN-     STOCK               LTIP     COMPEN-
PRINCIPAL   YEAR                         SATION     AWARD(S)  OPTIONS/  PAYOUTS   SATION
POSITION    ENDED  SALARY($)  BONUS($)    ($)        ($)       SARS(#)    ($)      ($)
--------    -----  ---------  --------  --------   -------   ---------  -------- ---------
Kaminski,
Joseph (1)
Dec. 31     1996    $ 21,500    None      None      None        None     None    None
Dec. 31(2)  1995    $107,100    None      None      None        None     None    None

CEO
Cooke,
Thomas
Dec. 31     1996    $ 56,500    None      None      None        None     None    None
Dec. 31 (3) 1995    $106,000    None      None      None        None     None    None

(1) During the second quarter of 1996 Mr. Kaminski's employment as CEO and President was terminated and Mr. Cooke was appointed CEO.

(2) This table does not include 100,000 stock warrants nor $50,000 plus interest in deferred compensation and expenses. Pursuant to the Settlement Agreement dated March 10, 1997, Mr. Kaminski transferred all of his equity interests in the Company to the Company and released the Company from his claim for deferred compensation and expenses as set forth above.

(3) This table does not include 100,000 stock warrants at an exercisable price of $1.60 per share, exercisable immediately and expiring May 11, 1999. These warrants were granted in connection with the guarantee of the Company's debt to Hunter Petroleum, Inc. and not in connection with his services as an officer.

DIRECTOR COMPENSATION

      Directors of the Company currently serve without any compensation for their services, either in the form of monetary compensation, stock or stock options.

ITEM 11. SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth information concerning the shares of the Company's common stock beneficially owned by each director of the Company and all directors and officers as a group and each holder of over five percent of the outstanding common stock as of March 10, 1997. The mailing address for all officers and directors is Saratoga Resources, Inc., 2000 Dairy Ashford South, Suite 410 , Houston, Texas 77077.

                                          NUMBER
NAME OF BENEFICIAL OWNER                 SHARES(1)     PERCENT*

Thomas F. Cooke (1)                       2,211,274     51.00%
Dryer Family  Partnership (1)               920,737     21.23%
Kevin M. Smith                              218,295      5.03%
                                                        -----
All executive officers and
  directors as a group (3 persons)        3,350,306     77.26%

(1) Includes shares purchasable under warrants exercisable by May 11, 1999:

      Thomas F. Cooke                      100,000
      Randall F. Dryer, M.D.                50,000
                                           -------
              Total                        150,000

*As previously discussed, as a result of the Settlement Agreement dated March 10, 1997, the total number of shares of common stock of the Company issued and outstanding has been reduced from 6,809,400 to 4,336,029 shares, and 2,473,371 shares are now held in treasury.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Cooke, Kaminski and Dryer acted as individual guarantors of $500,000 of the Company's debt associated with the Hunter acquisition (See Item 1. DESCRIPTION OF BUSINESS - HISTORY, SUPRA). In consideration for the stockholders' guarantee, the Board of Directors of the Company granted Dryer, Kaminski and Cooke options to purchase the Company's common stock of 50,000, 100,000, and 100,000 shares, respectively, at $1.60 per share. These options were exercisable May 11, 1995 and expire five years thereafter. Mr. Kaminski assigned his options (warrants) back to the Company as part of the Settlement Agreement dated March 10, 1997 as further discussed in Item 3. LEGAL PROCEEDINGS, SUPRA.

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

            3.2 By-Laws of Registrant, Saratoga Resources, Inc., a Delaware Corporation, adopted January 20, 1994, as amended September 14, 1996. Incorporated by reference to the Form 10-QSB filed November 13, 1996 and filed as Exhibit 3.2 thereto.

      (10)  MATERIAL CONTRACTS:

            10.1 Compromise and Settlement Agreement dated May 7, 1996, by and between Saratoga Resources, Inc. a Delaware corporation, Saratoga Resources, Inc., a Texas corporation, Lobo Operating, Inc., a Texas corporation, LEI, Inc., a Texas corporation, Thomas F. Cooke, Joseph T. Kaminski, Randall F. Dryer, and Internationale Nederlanden (U.S.) Capital Corporation, filed as Exhibit 1 to the Company's Report on 8-K dated May 7, 1996.

            10.2 Purchase and Sale Agreement dated May 7, 1996, by and between Internationale Nederlanden (U.S.) Capital Corporation and PrimeEnergy Corporation, filed as Exhibit 2 to the Company's Report on 8-K dated May 7, 1996.

            10.3 Assignment and Bill of Sale dated May 7, 1996, by and between Saratoga Resources, Inc., a Delaware corporation and PrimeEnergy Corporation, filed as Exhibit 3 to the Company's Report on 8-K dated May 7, 1996.

            10.4 Settlement Agreement and Full and Final Release dated March 10, 1997, by and between Saratoga Resources, Inc., a Delaware corporation, Thomas F. Cooke, Randall F. Dryer, Dryer, Ltd., a Texas Family Partnership and Joseph T. Kaminski, filed as
                  Exhibit 1 to the Company's Report on Form 8-K dated March 12, 1997.

      (21)  SUBSIDIARIES

      (27)  FINANCIAL DATA SCHEDULE

(B)   REPORTS ON FORM 8-K: None

                                  SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

SARATOGA RESOURCES, INC.


By:   /s/                                                    Date:       3/25/97
      Thomas F. Cooke, Chairman and Chief Executive Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.


By: /s/                                                      Date:       3/25/97
      Thomas F. Cooke, Chairman,  Chief Executive Officer
      and Principal Accounting and Financial Officer

By:                                             Date:
       Randall F. Dryer, Director


By: /s/                                                      Date:       3/25/97
      Kevin M. Smith,  Director