Form 10QSB
period 1997-03-31
SARATOGA RESOURCES INC
filed 1997-05-14
CIK 311046

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended March 31, 1997

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

            2000 Dairy Ashford South, Suite 410 Houston, Texas 77077
          (Address of principal executive offices, including Zip Code)
                                 (281) 531-0022
              (Registrant's telephone number, including area code)

           Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [x] No [ ]

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

           Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

           As of March 10, 1997, there were 4,336,029 issued and outstanding shares of Registrant's common stock, $.001 par value.

                            SARATOGA RESOURCES, INC.
                         QUARTERLY REPORT ON FORM 10-QSB

                                      INDEX

                                                                       Page No.
PART I.    Financial Information

Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets -                       3
           March 31, 1997 and December 31, 1996

           Condensed Consolidated Statements of Operations -             4
           Quarter ended March 31, 1997 and 1996

           Condensed Consolidated Statements of Cash Flows -             5
           Three Months ended March 31, 1997 and 1996

           Notes to Condensed Consolidated Financial Statements          6

Item 2.    Management's Discussion and Analysis of                      10
           Financial Condition and Results of Operations

PART II.   Other Information                                            13

Item 1.    Legal Proceedings                                            13

Item 2.    Changes in Securities                                        13

Item 6.    Exhibits and Reports on Form 8-K                             13

           Signatures                                                   14

                    SARATOGA RESOURCES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

ASSETS                                                      (Unaudited)
                                                              MARCH 31,   DECEMBER 31,
                                                                1997         1996
Current assets - cash ......................................  $ 1,167      $ 1,350

Receivables:
           Trade ...........................................       46           50
           Other ...........................................       25           25
                                                              -------      -------
                                                                   71           75
Equipment, net of accumulated depreciation .................       20           20
                                                              -------      -------
Total Assets ...............................................  $ 1,258      $ 1,445
                                                              =======      =======
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
           Accounts payable and accrued liabilities ........      110          218
           Legal suspense ..................................       18           19
                                                              -------      -------
Total current liabilities ..................................      128          237

Commitments and contingencies (Note 3)

Stockholders' Equity
   Preferred stock, $.001 par value; 5,000,000 shares authorized
     Common stock $.001 par value; 50,000,000 shares authorized,
     6,809,400 shares issued and outstanding in 1996 and
     4,336,029 shares issued and outstanding in 1997 .......        4            7
  Additional paid-in capital ...............................    2,912        2,909
  Accumulated deficit ......................................   (1,783)      (1,706)
  Treasury stock, at cost ..................................       (3)          (2)
                                                              -------      -------
Total stockholders' equity .................................    1,130        1,208

Total Liabilities and Stockholders's Equity ................  $ 1,258      $ 1,445
                                                              =======      =======

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    SARATOGA RESOURCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                             Three Months Ended
                                                                 March 31,
                                                            1997          1996
Revenues:
           Oil and gas .............................      $  --         $   684
           Other ...................................      $    75             1
                                                          -------       -------
                                                          $    75       $   685
Costs and Expenses:
           Production ..............................         --             271
           Severance tax ...........................         --              43
           Depletion, depreciation
             & amortization ........................         --             362
           General and administrative ..............          152           268
           Interest expense ........................         --             434
                                                          -------       -------
                                                              152         1,378

Net loss ...........................................      $   (77)      $  (693)
                                                          =======       =======

Net loss per share .................................      $  (.01)      $  (.10)
                                                          =======       =======
Weighted average number of common
  shares outstanding ...............................        5,573         6,699
                                                          =======       =======

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    SARATOGA RESOURCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                              Three Months Ended
                                                                   March 31,
                                                               1997        1996
Cash flows from operating activities:
   Net loss ..........................................      $   (77)      $(693)

   Adjustments to reconcile net loss to
    net cash provided by (used in) operating
    activities:
   Depreciation, depletion and amortization ..........         --           362
   Amortization of debt discount .....................         --            23
Changes in operating assets and liabilities:
   Decrease in accounts receivable ...................            4         (28)
   Increase (decrease) in accounts payable
     & accrued liabilities ...........................         (108)        371
   Other .............................................         --            64
                                                            -------       -----
Net cash provided by (used in) operating
  activities .........................................         (182)         99
                                                            -------       -----
Cash flows from investing activities:
   Property and equipment additions ..................         --           (39)
   Acquisition of oil and gas properties .............         --            (0)
                                                            -------       -----
Net cash used in investing actives ...................         --           (39)
                                                            -------       -----
Cash flows from financing activities:
   Purchase of Treasury Stock ........................           (1)        (60)
                                                            -------       -----
Net cash provided by financing activities ............           (1)        (60)
                                                            -------       -----
Net (decrease) increase in cash ......................         (183)          0
Cash at beginning of period ..........................        1,350         604
                                                            -------       -----
Cash at end of period ................................      $ 1,167       $ 604
                                                            =======       =====

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           ORGANIZATION

           Saratoga Resources, Inc., a Delaware Corporation (the "Company", "Saratoga", or the "Registrant") was merged with Sterling Resources Corporation ("Sterling") in February 1994. Sterling, formerly Primo Corporation, had been incorporated in Utah on September 21, 1972.

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

           As discussed in Note 4, pursuant to the Disbursement Agreement dated May 7, 1996, all Swap Agreements of the Company were settled by the Trustee from cash proceeds from the Foreclosure Sale.

           OIL AND GAS REVENUES: The Company historically recognized oil and gas revenues as the sales occurred. The Company currently has no oil and gas production.

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

NOTE 2 -   DEBT

ING CREDIT AGREEMENT

           On March 30, 1995 Saratoga-Texas executed a Credit Agreement ("Credit Agreement") with ING which refinanced the existing debt to ING. The cash portion of the purchase price for the acquisition of Lobo Energy Inc., a Texas corporation ("LEI") was paid out of the proceeds of the loan evidenced by the Credit Agreement. In the Credit Agreement, ING established two credit facilities in favor of Saratoga-Texas in the combined maximum principal amount of $19,000,000 subject to the borrowing base limitations set forth therein. At December 31, 1995 an aggregate of $15,500,000 was available under these facilities; $13,765,721 was advanced; and $13,397,410 was outstanding, net of unamortized loan commitment fees of $368,311. all oil and gas properties owned by the Company were pledged as collateral under the Credit Agreement and all obligations to ING were also guaranteed by the Company and all of its subsidiaries.

           As discussed in Note 4, on May 7, 1996, in connection with a Foreclosure Sale and Compromise and Settlement Agreement, a majority of the assets (the "Interests") of Saratoga-Texas, Lobo Operating Inc., a Texas corporation ("LOI") and LEI were sold to ING in exchange for ING's forgiveness of all debt owned by the Company to ING.

NOTE 3 -   LITIGATION

           The Company has previously reported certain information regarding its involvement in certain litigation (the "Company Federal Lawsuit" and the "Kaminski Lawsuit") with Joseph T. Kaminski, a former director of the Company, in the following reports and matters filed with the Securities and Exchange
Commission: (i) Form 8-K (filed July 16, 1996), (ii) Form 10-KSB (filed July 31, 1996, (iii) Form 10QSB (filed August 1, 1996), (iv) Form 10-QSB (filed August 26, 1996), (v) Proxy Statement (filed August 30, 1996), (vi) Form 10-QSB (filed November 13, 1996), (vii) Form 8-K (filed March 14, 1997), and (viii) Form 10-KSB (filed March 26, 1997).

           On January 6, 1997, the "Company Federal Lawsuit" proceeded to trial, whereupon the Company, Thomas F. Cooke ("Cooke"), Randall F. Dryer ("Dryer"), and Dryer, Ltd. received favorable outcome on all consested issues as set forth in the "Settlement Agreement", a copy of which is attached hereto as Exhibit "10.1". Cooke and Dryer are two of the three current directors of the Company. Prior to the final judgment being entered, Kaminski indicated his intention to appeal any final judgment which may be entered. The Board of Directors, being aware of the risks, uncertainties, and costs of continued litigation determined that it would be in the best interest of the Company and its shareholders to attempt to compromise and settle all matters in dispute of whatever kind or character concerning both the "Company Federal Lawsuit" and the "Kaminski Lawsuit". Accordingly, on March 10, 1997, the Company, Cooke, Dryer, Dryer, Ltd. and Kaminski entered into a Settlement Agreement and Full and Final Release (the "Settlement Agreement").

           Pursuant to the terms of the Settlement Agreement, Kaminski transferred all of his equity interests in the Company, consisting of 2,465,371 shares of common stock and 100,000 stock warrants, to the Company, and forgave debt owned him by the Company of $50,000 plus interest. Kaminski also agreed to sell to the Company 8,000 shares of the Company's common stock held in trust. Both the Company and Kaminski agreed to release and discharge any and all claims or causes of action of every nature existing between the parties.

           Accordingly, all claims and counterclaims by and against the Company and its two directors (Cooke and Dryer) have been dismissed, and there is no other pending litigation against the Company or its directors.

           Additionally, and as a result of the Settlement Agreement the total number of shares of common stock of the Company issued and outstanding has been reduced from 6,809,400 to 4,336,029.

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

           Upon completion of the Foreclosure Sale on May 7, 1996, at which ING was the highest bidder, ING concurrently sold the Interests to PrimeEnergy for cash consideration in the amount of $7,180,000 less an adjustment for net revenue due the purchaser from the effective date of the purchase (January 1, 1996) through May 7, 1996, not to exceed $372,000, plus additional consideration as provided in the Purchase and Sale Agreement dated May 7, 1996, by and between ING and PrimeEnergy.

           Upon receipt of the cash proceeds from the sale of the Interests by ING to PrimeEnergy, ING deposited approximately $5,500,000 with the Trustee, of which approximately $4,000,000 was set aside under that certain Disbursement Agreement dated May 7, 1996, for the settlement of outstanding vendor claims and other related liabilities of the "Saratoga Companies" (the Company, Saratoga-Texas, LEI and LOI). The remaining $1,500,000 was paid to the Company and has been available for the Company to pursue other business opportunities.

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

           Since May 7, 1996, the Company has not been conducting historical oil and gas operations. The Board of Directors of the Company has been, however, in the process of reevaluating its business plan going forward.

RESULTS OF OPERATIONS

           REVENUES. As a result of the Foreclosure Sale of the Interests, revenues historically obtained from oil and gas operations declined in 1996. Revenues for fiscal 1996 were $705,000 as compared to $2,878,000 for fiscal 1995. Revenues for the first quarter of 1997 were $75,000 as compared to $685,000 for the same period in 1996 prior to the Foreclosure Sale.

           COSTS AND EXPENSES. Cost and expenses were significantly reduced in 1996. Costs and expenses for fiscal 1996 totaled $2,174,000 as compared to $14,252,000 in costs and expenses for fiscal 1995. Costs and expenses for the first quarter of 1997 were $152,000 as compared to $1,378,000 for the same period in 1996 prior to the Foreclosure Sale.

           NET INCOME. Net income saw a significant increase in 1996. As a result of the Foreclosure Sale and the forgiveness of debt by ING, net income for fiscal 1996 was $10,622,000 as compared to a net loss of ($11,175,000) for fiscal 1995. Net income per share for fiscal 1996 was $1.57 per share as compared to a net loss per share of ($1.67) for fiscal 1995. The first quarter of 1997 reflects a net loss of ($77,000) as compared to a net loss of ($693,000) for the same period in 1996 prior to the Foreclosure Sale. Net income (loss) per share for the respective periods are ($0.01) as compared to ($0.10)

           TAXES. As a result of the Foreclosure Sale and the forgiveness of debt by ING, the Company recorded an extraordinary gain of $12,066,000 with no attendant tax liability in 1996 (See Note 4, SUPRA).

LIQUIDITY AND CAPITAL RESOURCES

           The Company's assets at December 31, 1996 consist almost entirely of cash in the amount of $1,350,000, and $1,167,000 in cash at March 31, 1997. The Company believes that its current cash balance will be sufficient to conduct its business for the foreseeable future.

CURRENT OPERATIONS

           While the Company has received some preliminary proposals regarding potential business opportunities, the pending litigation involving the Company and its then current directors (see Note 3, SUPRA) has made it difficult to pursue any of the proposals until resolution of such litigation. Now that such litigation has been successfully resolved, the Board is reviewing and attempting to determine whether the pursuit of any of such proposals is in the best interest of the Company and its shareholders. At such time as the Board has completed its evaluation process and has made a determination on a business plan going forward, it is likely that any material transaction will require the approval by the shareholders pursuant to Delaware law and, in such event (shareholder approval is necessary), the Board will call for a Special Meeting of the shareholders to obtain such approval.

                          PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

           See Note 3 to Condensed Consolidated Financial Statements.

ITEM 2. CHANGES IN SECURITIES

           See Notes 2, 3 and 4 to Condensed Consolidated Financial Statements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5. OTHER INFORMATION - None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)        EXHIBITS.

           NO.       EXHIBIT DESCRIPTION

           (3)       ARTICLES OF INCORPORATION AND BY-LAWS:

                     3.1 Certificate of Incorporation of Registrant, Saratoga Resources, Inc., filed with the Office of the Secretary of the State of Delaware on January 19, 1994. Incorporated by reference to the Form 10-KSB filed February 3, 1995 and filed as Exhibit 3.1 thereto.

                     3.2 By-Laws of Registrant, Saratoga Resources, Inc., a Delaware Corporation, adopted January 20, 1994, as amended September 14, 1996. Incorporated by reference to the Form 10-QSB filed November 13, 1996 and filed as Exhibit 3.2 thereto.

           (10)      MATERIAL CONTRACTS

                     10.1 Settlement Agreement and Full and Final Release dated March 10, 1997, by and between Saratoga Resources, Inc., a Delaware corporation, Thomas
                               F. Cooke, Randall F. Dryer, Dryer, Ltd., a Texas Family Partnership and Joseph T. Kaminski, filed as Exhibit 1 to the Company's Report on Form 8-K dated March 12, 1997.

           (27)      FINANCIAL DATA SCHEDULE

(B)        REPORTS ON FORM 8-K

           (1) A Form 8-K dated March 12, 1997 was filed with the Securities and Exchange Commission on March 14, 1997, reporting Item 5 - Other Events - Legal
                     Proceedings.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      SARATOGA RESOURCES, INC.

                                      By: /s/ THOMAS F. COOKE
                                      Thomas F. Cooke
                                      Chairman of the Board
                                      Chief Executive Officer and
                                      Principal Accounting and Financial Officer
Date:   May 14, 1997