Form 10QSB
period 1997-06-30
SARATOGA RESOURCES INC
filed 1997-08-14
CIK 311046

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

           [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended June 30, 1997

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

           As of August 12, 1997, there were 3,465,292 issued and outstanding shares of Registrant's common stock, $.001 par value.

                                                                    Page 2 of 17
SARATOGA RESOURCES, INC. FORM 10-QSB

                            SARATOGA RESOURCES, INC.
                         QUARTERLY REPORT ON FORM 10-QSB

                                      INDEX
                                                                     Page No.
PART I. Financial Information

Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets -
        June 30, 1997 and December 31, 1996 .........................    3

        Condensed Consolidated Statements of Operations -
        Quarter ended June 30, 1997 and 1996 and
        Six Months ended June 30, 1997 and 1996 .....................    4

        Condensed Consolidated Statements of Cash Flows -
        Six Months ended June 30, 1997 and 1996 .....................    5

        Notes to Condensed Consolidated Financial Statements ........    6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations ...............    6

PART II. Other Information ..........................................   10

Item 1. Legal Proceedings ...........................................   10

Item 2. Changes in Securities .......................................   10

Item 6. Exhibits and Reports on Form 8-K ............................   11

        Signatures ..................................................   11

                                                                    Page 3 of 17
SARATOGA RESOURCES, INC. FORM 10-QSB

                    SARATOGA RESOURCES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

ASSETS                                                                                      (Unaudited)
                                                                                          JUNE 30, 1997        DECEMBER 31, 1996
                                                                                          -------------        -----------------
Current assets - cash ..................................................................   $   734                $ 1,350
Receivables:
           Trade .......................................................................        24                     50
          Other ........................................................................      --                       25
                                                                                           -------                -------
                                                                                                24                     75
Equipment, net of accumulated depreciation .............................................        19                     20
                                                                                           -------                -------
Total Assets ...........................................................................   $   777                $ 1,445
                                                                                           =======                =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
           Accounts payable and accrued liabilities ....................................   $    38                $   218
           Legal suspense ..............................................................        18                     19
                                                                                           -------                -------
Total current liabilities ..............................................................        56                    237
Stockholders' Equity
   Preferred stock, $.001 par value; 5,000,000 shares authorized
   Common stock $.001 par value; 50,000,000 shares authorized,
    6,809,400 shares issued and outstanding at December 31, 1996 and
    3,465,292 shares issued and outstanding at June 30, 1997 ...........................         4                      7
  Additional paid-in capital ...........................................................     2,912                  2,909
  Accumulated deficit ..................................................................    (2,017)                (1,706)
  Treasury stock, at cost ..............................................................      (178)                    (2)
                                                                                           -------                -------
Total stockholders' equity .............................................................       721                  1,208

Total Liabilities and Stockholders' Equity ............................................    $   777                $ 1,445
                                                                                           =======                =======

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                    Page 4 of 17
SARATOGA RESOURCES, INC. FORM 10-QSB


                    SARATOGA RESOURCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                          QUARTER ENDED JUNE 30,        SIX MONTHS ENDED  JUNE 30,
                                                                         ------------------------        ------------------------
                                                                           1997            1996            1997            1996
                                                                         --------         -------        --------         -------
Revenues:
           Oil and Gas .............................................     $   --           $  --          $   --           $   684
           Other ...................................................            7               7              82               8
Gain on Foreclosure Sale ...........................................         --            12,201            --            12,201
                                                                         --------         -------        --------         -------
                                                                                7          12,208              82          12,893
Costs and Expenses:
           Production ..............................................         --                 7            --               278
           Severance tax ...........................................         --              --              --                43
           Depletion, depreciation and amortization ................            1            --                 1             362
           General and administration ..............................          241             231             393             499
           Interest expense ........................................         --                 3            --               437
                                                                         --------         -------        --------         -------
                                                                              242             241             394           1,619
                                                                         --------         -------        --------         -------
Net income (loss) ..................................................     $   (235)        $11,967        $   (312)        $11,274
                                                                         ========         =======        ========         =======
Net income (loss) per share ........................................     $   (.06)        $  1.79        $   (.06)        $  1.68
                                                                         ========         =======        ========         =======
Weighted average number of common
 shares outstanding ................................................        3,934           6,699           5,067           6,699
                                                                         ========         =======        ========         =======

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                    Page 5 of 17
SARATOGA RESOURCES, INC. FORM 10-QSB

                    SARATOGA RESOURCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                               SIX MONTHS ENDED JUNE 30,
                                                                                   -------------------
                                                                                    1997       1996
                                                                                   -------    --------
Cash flows from operating activities:
   Net income (loss) ...........................................................   $  (312)   $ 11,274
   Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
   Depreciation, depletion and amortization ....................................         1         362
   Amortization of debt discount ...............................................      --            23
   Gain on Foreclosure Sale ....................................................      --       (12,201)
Changes in operating assets and liabilities:
   Decrease in accounts receivable .............................................        51       1,046
   Decrease in prepaid expenses ................................................      --            21
   (Decrease) in accounts payable & accrued liabilities ........................      (181)        (21)
                                                                                   -------    --------

Net cash provided by (used in) operating activities ............................      (441)        504
                                                                                   -------    --------

Cash flows from investing activities:
   Property and equipment additions ............................................      --           (38)
                                                                                   -------    --------

Cash flows from financing activities:
   Purchase of Treasury Stock ..................................................      (175)        668
   Payments on borrowings ......................................................      --           (79)
                                                                                   -------    --------

Net cash provided (used) by financing activities ...............................      (175)        589
                                                                                   -------    --------

Net (decrease) increase in cash ................................................      (616)      1,055
Cash at beginning of period ....................................................     1,350         604
                                                                                   -------    --------

Cash at end of period ..........................................................   $   734    $  1,659
                                                                                   =======    ========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                    Page 6 of 17
SARATOGA RESOURCES, INC. FORM 10-QSB

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements included herein are those of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

           The accompanying financial information as of June 30, 1997 and for the three and six month periods ended June 30, 1996 and 1997 was prepared by the Company in compliance with the rules and regulations of the Securities and Exchange Commission, without audit, and reflects all adjustments, consisting of normal recurring accruals, deemed necessary by management to fairly present the Company's financial position and results of operations.

           These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-KSB for the year ended December 31, 1996.

2. The foregoing interim results are not necessarily indicative of the results of operations for the six months ending June 30, 1997.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

GENERAL
           On March 30, 1995, the Company, Saratoga Resources, Inc., a Texas corporation ("Saratoga-Texas"), Lobo Energy, Inc., a Texas corporation ("LEI") and Internationale Nederlanden (U.S.) Capital Corporation ("ING") entered into a Credit Agreement ("Credit Agreement") to facilitate the settlement of a lawsuit brought by Peter P. Pickup ("Pickup") against the Company and ING, and fund the acquisition by Saratoga-Texas of the LEI assets previously owned by Pickup. Under the terms of the Credit Agreement, ING established two credit facilities in favor of Saratoga-Texas in the combined maximum principal amount of $19,000,000, subject to the borrowing base limitations set forth therein. All of the oil and gas properties (the "Properties") owned by Saratoga-Texas, LEI and Lobo Operating, Inc., a Texas corporation ("LOI") [Saratoga-Texas, LEI and LOI being collectively referred to as the "Saratoga Entities"] were pledged as collateral under the Credit Agreement and all obligations to ING were also guaranteed by the Company and all of its subsidiaries. Funds obtained from these credit facilities were anticipated to be used for the development of the Properties by the Company. The Company and the "Saratoga Entities" are sometimes collectively referred to as the "Saratoga Companies."

           Subsequent to entering into the Credit Agreement, the Company engaged Internationale Nederlanden (U.S.) Securities Corporation ("ING Securities"), a subsidiary of ING, to assist the

                                                                    Page 7 of 17
SARATOGA RESOURCES, INC. FORM 10-QSB

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

           Unable to meet its financial obligations under the Credit Agreement, the Company received notices of default from ING, whereupon ING threatened to foreclose its perfected first lien security interests in the Properties and in a majority of the assets of the Saratoga Entities (the "Interests"). At the same time the Company was receiving notices of default from ING, the Company was attempting to negotiate a transaction with PrimeEnergy Corporation, a Delaware corporation ("PrimeEnergy"), involving either a merger of the two entities or a sale of the assets of the Saratoga Entities to PrimeEnergy. The situation with ING obviously complicated the Company's efforts with PrimeEnergy, as it had with other companies with which the Company had been involved in similar negotiations.

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

                                                                    Page 8 of 17
SARATOGA RESOURCES, INC. FORM 10-QSB

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

           From May of 1996 to March of 1997, the Company was involved in litigation with Joseph T. Kaminski ("Kaminski"), a former executive officer and director of the Company. This litigation, in the view of the Board of Directors, effectively prevented the Company from pursuing any new opportunities. As previously reported by the Company in its Quarterly Report to the Securities and Exchange Commission on Form 10-QSB for the quarterly period ended March 31, 1997, the Company, Thomas F. Cooke ("Cooke"), Randall F. Dryer ("Dryer") and Dryer, Ltd. entered into a Settlement Agreement and Full and Final Release (the "Settlement Agreement") dated March 10, 1997, with Kaminski, in full settlement of all matters concerning both the "Company Federal Lawsuit" and the "Kaminski Lawsuit."

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

           Accordingly, all claims and counterclaims by and against the Company and the two directors (Cooke and Dryer) have been dismissed, and there is no other pending litigation against

                                                                    Page 9 of 17
SARATOGA RESOURCES, INC. FORM 10-QSB

the Company or its officers or directors.

           Additionally, and as a result of the Settlement Agreement the total number of shares of common stock of the Company issued and outstanding was reduced as of March 10, 1997 from 6,809,400 to 4,336,029, with 2,473,371 shares then being held in treasury. (See also Part II, Item 5 - Other Information, INFRA.)

RESULTS OF OPERATIONS

           REVENUES. As a result of the Foreclosure Sale of the oil and gas interests, there has been no oil and gas revenue received during the quarter ended June 30, 1997. Oil and gas revenues for the six months ended June 30, 1996 were $684,000 as compared to no oil and gas revenues for the same period in 1997. Other revenues included $18,000 in interest income and $62,000 from the settlement of a lawsuit received during the six month period ended June 30, 1997.

           COSTS AND EXPENSES. Costs and expenses were reduced significantly in 1996 as the result of the sale of the oil and gas properties. For the six months ended June 30, 1997, costs and expenses totaled $394,000 as compared to $1,619,000 for the same period in 1996. The $394,000 in six months costs and expenses is allocated as follows: $148,000 in deferred salaries paid to Cooke, the Chief Executive Officer, $159,864 in legal and professional fees primarily related to the litigation with Kaminski, and the remaining $86,136 consisting of depreciation costs and general and administrative costs. Costs and expenses for the second quarter of 1997 were $242,000 as compared to $241,000 for the same period in 1996. The $242,000 in costs and expenses for the second quarter is allocated as follows: $124,000 in deferred salaries, with the remaining $118,000 being allocated to legal and professional fees and general and administrative costs.

           NET INCOME (LOSS). Net loss for the six month period ended June 30, 1997 was ($312,000) as compared to net income of $11,274,000 for the six months ended June 30, 1996. Net income (loss) per share for the respective periods are ($.06) as compared to $1.68.

           Net loss for the quarter ended June 30, 1997 was ($235,000) as compared to net income of $11,967,000 for the quarter ended June 30, 1996. Net income (loss) per share for the respective periods are ($.06) as compared to $1.79.

           The difference in net income is due to a significant increase in net revenue in 1996 as a result of the Foreclosure Sale and the forgiveness of debt by ING.

           TAXES. As a result of the Foreclosure Sale and the forgiveness of debt by ING, the Company recorded an extraordinary gain of $12,066,000 with no attendant tax liability in 1996.

                                                                   Page 10 of 17
SARATOGA RESOURCES, INC. FORM 10-QSB

LIQUIDITY AND CAPITAL RESOURCES

           The Company's assets at December 31, 1996 consist almost entirely of cash in the amount of $1,350,000, and $734,000 in cash at June 30, 1997. With the successful conclusion to the litigation with Kaminski, and the reimbursement of all deferred past salary and reinstitutement of full salary to Cooke, the Company believes that its current cash balance will be sufficient to conduct its business for the foreseeable future.

CURRENT EVENTS

           While the Company received some preliminary proposals regarding potential business opportunities, the litigation involving the Company and its then current directors had made it difficult to pursue any opportunities until resolution of such litigation. Now that such litigation has been successfully resolved, the Company's principal business is investigating various opportunities and attempting to determine whether the pursuit of any of them is in the best interest of the Company and its shareholders. The Company is exploring a variety of opportunities including, but not limited to, a business combination, sale of the Company, reconstitution of its oil and gas business or one or more wholly-unrelated businesses, and various other opportunities. At such time as the Board has completed its evaluation process and has made a determination on a business plan going forward, it is likely that any material transaction will require the approval by the shareholders pursuant to Delaware law and, in such event (shareholder approval is necessary), the Board will call for a Special Meeting of the shareholders to obtain such approval.

                          PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - None

ITEM 2. CHANGES IN SECURITIES - None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5. OTHER INFORMATION

           On May 17, 1997 Randall F. Dryer resigned as a Director of the Company. The remaining Directors of the Company are Thomas F. Cooke (Chairman) and Kevin M. Smith.

           Effective with Dr. Dryer's resignation, the Company purchased the shares of common stock of the Company ("stock") then owned by Dryer, Ltd. (870,737 shares) and warrants held by Dr. Dryer to purchase 50,000 shares of stock, all for the total sum of $175,000.

                                                                   Page 11 of 17
SARATOGA RESOURCES, INC. FORM 10-QSB

           As a result of this stock purchase by the Company, the total number of shares of common stock of the Company issued and outstanding is 3,465,292, with 3,344,108 shares now being held as treasury shares.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)        EXHIBITS.

           NO.       EXHIBIT DESCRIPTION

           (10)      MATERIAL CONTRACTS

                     10.1 Stock Purchase and Transfer Agreement dated May 17, 1997, by and among the Company, Randall F. Dryer, and Dryer, Ltd.

           (27)      FINANCIAL DATA SCHEDULE

(B)        REPORTS ON FORM 8-K - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                          SARATOGA RESOURCES, INC.


                          By: \S\ Thomas F. Cooke
                                  Chairman of the Board
                                  Chief Executive Officer and
                                  Principal Accounting and Financial Officer
Date:   August 14, 1997