Form 10QSB
period 1997-09-30
SARATOGA RESOURCES INC
filed 1997-11-12
CIK 311046

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

           [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended September 30, 1997

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

           Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X] No[ ]

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

           Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes[ ] No[ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

           As of ____________, 1997, there were 3,465,292 issued and outstanding shares of Registrant's common stock, $.001 par value.

SARATOGA RESOURCES, INC. FORM 10-QSB                                Page 2 of 11

                            SARATOGA RESOURCES, INC.
                         Quarterly Report on Form 10-QSB

                                      Index
                                                                       Page No.
PART I.    Financial Information

Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets - .........................3
           September 30, 1997 and December 31, 1996

           Condensed Consolidated Statements of Operations -................4
           Quarter ended September 30, 1997 and 1996 and
           Nine Months ended September 30, 1997 and 1996

           Condensed Consolidated Statements of Cash Flows -................5
           Nine Months ended September 30, 1997 and 1996

           Notes to Condensed Consolidated Financial Statements.............6

Item 2.    Management's Discussion and Analysis of..........................6
           Financial Condition and Results of Operations

PART II.   Other Information...............................................10

Item 1.    Legal Proceedings...............................................10

Item 2.    Changes in Securities...........................................10

Item 6.    Exhibits and Reports on Form 8-K................................10

           Signatures......................................................11

SARATOGA RESOURCES, INC. FORM 10-QSB                                Page 3 of 11
                    SARATOGA RESOURCES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

ASSETS                                                                               (Unaudited)
                                                                                     SEPTEMBER 30, DECEMBER 31,
                                                                                          1997        1996


Current assets - cash ..............................................................   $   621      $ 1,350

Receivables:
           Trade ...................................................................        24           50
           Other ...................................................................      --             25
                                                                                       -------      -------
                                                                                            24           75

Equipment, net of accumulated depreciation .........................................        49           20
                                                                                       -------      -------

Total Assets .......................................................................   $   694      $ 1,445
                                                                                       =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
           Accounts payable and accrued liabilities ................................   $    38      $   218
           Legal suspense ..........................................................        18           19
           Current maturities of debt ..............................................         5         --
                                                                                       -------      -------
Total current liabilities ..........................................................        61          237

Long term debt .....................................................................        21         --

Stockholders' Equity
   Preferred stock, $.001 par value; 5,000,000 shares authorized Common stock
    $.001 par value; 50,000,000 shares authorized,
    6,809,400 shares issued and outstanding at December 31, 1996 and
    3,465,292 shares issued and outstanding at September 30, 1997 ..................         4            7
   Additional paid-in capital ......................................................     2,912        2,909
   Accumulated deficit .............................................................    (2,126)      (1,706)
   Treasury stock, at cost .........................................................      (178)          (2)
                                                                                       -------      -------
Total stockholders' equity .........................................................       612        1,208
                                                                                       -------      -------

Total Liabilities and Stockholders' Equity                                               $ 694       $1,445
                                                                                       =======      =======

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SARATOGA RESOURCES, INC. FORM 10-QSB                                Page 4 of 11

                   SARATOGA RESOURCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                 Quarter Ended      Nine Months Ended
                                                                  SEPTEMBER 30,       SEPTEMBER 30,
                                                                -----------------   ------------------
                                                                  1997      1996       1997      1996
                                                                -------   -------   --------   -------

Revenues:
           Oil and Gas ........................................ $    --     $  --   $     --   $   684
           Other ..............................................       6        13         88        21
Gain (loss) on Foreclosure Sale ...............................      --      (135)        --    12,066
                                                                -------   -------   --------   -------
                                                                      6      (122)        88    12,771

Costs and Expenses:
           Production .........................................      --        --         --       278
           Severance tax ......................................      --        --         --        43
           Depletion, depreciation and amortization ...........       1      --            2       362
           General and administration .........................     105        23        498       504
           Interest expense ...................................       8      --            8       437
                                                                -------   -------   --------   -------
                                                                    114        23        508     1,624
                                                                -------   -------   --------   -------

Net income (loss) ............................................. $  (108)  $  (145)  $   (420)  $11,147
                                                                =======   =======   ========   =======

Net income (loss) per share ................................... $  (.03)  $  (.02)  $   (.09)  $  1.66
                                                                =======   =======   ========   =======

Weighted average number of common
 shares outstanding ...........................................   3,465     6,699      4,527     6,699
                                                                =======   =======   ========   =======

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SARATOGA RESOURCES, INC. FORM 10-QSB                                Page 5 of 11

                    SARATOGA RESOURCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       Nine Months Ended
                                                                         SEPTEMBER 30,
                                                                       -----------------
                                                                        1997       1996
                                                                       ------     ------
Cash flows from operating activities:
   Net income (loss) ..............................................  $  (420)   $ 11,147

   Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
   Depreciation, depletion and amortization .......................        2         362
   Amortization of debt discount ..................................     --            23
   Gain on Foreclosure Sale .......................................     --       (12,066)
Changes in operating assets and liabilities:
   Decrease in accounts receivable ................................       51       1,046
   Decrease in prepaid expenses ...................................     --            21
   (Decrease) in accounts payable and accrued liabilities .........     (181)       (249)
                                                                     -------    --------

Net cash provided by (used in) operating activities ...............     (548)        284
                                                                     -------    --------

Cash flows from investing activities:
   Property and equipment additions ...............................      (31)        (38)
                                                                     -------    --------

Cash flows from financing activities:
   Net proceeds from Foreclosure Sale .............................     --           668
   Purchase of Treasury Stock .....................................     (175)       --
   Payments on borrowings .........................................       (1)        (79)
   Proceeds from borrowings .......................................       26        --
                                                                     -------    --------

Net cash provided (used) by financing activities ..................     (150)        589
                                                                     -------    --------

Net (decrease) increase in cash ...................................     (729)        835
Cash at beginning of period .......................................    1,350         604
                                                                     -------    --------

Cash at end of period .............................................  $   621    $  1,439
                                                                     =======    ========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SARATOGA RESOURCES, INC. FORM 10-QSB                                Page 6 of 11

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements included herein are those of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

           The accompanying financial information as of September 30, 1997 and for the three and nine month periods ended September 30, 1996 and 1997 was prepared by the Company in compliance with the rules and regulations of the Securities and Exchange Commission, without audit, and reflects all adjustments, consisting of normal recurring accruals, deemed necessary by management to fairly present the Company's financial position and results of operations.

           These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-KSB for the year ended December 31, 1996.

2. The foregoing interim results are not necessarily indicative of the results of operations to be achieved for the year ending December 31, 1997.


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

SARATOGA RESOURCES, INC. FORM 10-QSB                                Page 7 of 11

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

SARATOGA RESOURCES, INC. FORM 10-QSB                                Page 8 of 11

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

           Accordingly, all claims and counterclaims by and against the Company and the two directors (Cooke and Dryer) have been dismissed, and there is no other pending litigation against

SARATOGA RESOURCES, INC. FORM 10-QSB                                Page 9 of 11

the Company or its officers or directors.

RESULTS OF OPERATIONS

           REVENUES. As a result of the Foreclosure Sale of the oil and gas interests, there has been no oil and gas revenue during the quarter ended September 30, 1997. Oil and gas revenues for the nine months ended September 30, 1996 were $684,000 as compared to no oil and gas revenues for the same period in 1997. Other revenues included $25,000 in interest income and $63,000 from the settlement of a lawsuit received during the nine month period ended September 30, 1997.

           COSTS AND EXPENSES. Costs and expenses were reduced significantly in 1997 as the result of the sale of the oil and gas properties. For the nine months ended September 30, 1997, costs and expenses totaled $508,000 as compared to $1,624,000 for the same period in 1996. The $508,000 in nine months costs and expenses is allocated as follows: $148,000 in deferred salaries and $8,049 in interest paid to Cooke, the Chief Executive Officer, $159,864 in legal and professional fees primarily related to the litigation with Kaminski, and the remaining $192,087 consisting of depreciation costs and general and administrative costs. Costs and expenses for the third quarter of 1997 were $114,000 as compared to $23,000 for the same period in 1996. The $114,000 in costs and expenses for the third quarter is interest expense of $8,049 paid to Cooke and $105,951 in legal and professional fees and general and administrative costs.

           NET INCOME (LOSS). Net loss for the nine month period ended September 30, 1997 was ($420,000) as compared to net income of $11,147,000 for the nine months ended September 30, 1996. Net income (loss) per share for the respective periods are ($.09) as compared to $1.66.

           Net loss for the quarter ended September 30, 1997 was ($108,000) as compared to net loss of ($145,000) for the quarter ended September 30, 1996. Net loss per share for the respective periods are ($.03) as compared to ($.02).

           The difference in net income is due to a significant increase in net revenue in 1996 as a result of the Foreclosure Sale and the forgiveness of debt by ING.

           TAXES. As a result of the Foreclosure Sale and the forgiveness of debt by ING, the Company recorded an extraordinary gain of $12,066,000 with no attendant tax liability in 1996.


LIQUIDITY AND CAPITAL RESOURCES

           The Company's assets at December 31, 1996 consist almost entirely of cash in the amount of $1,350,000, and $621,000 in cash at September 30, 1997. The Company believes that its current cash balance will be sufficient to conduct its business for the foreseeable future.

SARATOGA RESOURCES, INC. FORM 10-QSB                               Page 10 of 11

CURRENT EVENTS

           The Company has been in the process of pursuing various potential business opportunities. The Company continues to explore a variety of opportunities including, but not limited to, a business combination, sale of the Company, reconstitution of its oil and gas business or one or more wholly-unrelated businesses, and various other opportunities. Recently, the Company participated in a bidding process for the acquisition of certain producing oil and gas properties, and was ultimately outbid by competing third parties. The Company is continuing to pursue potential business opportunities. It is likely that the consummation of any material business opportunity will require the approval by the shareholders pursuant to Delaware law and, in such event (shareholder approval is necessary), the Board will call for a Special Meeting of the shareholders to obtain such approval.

                          PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - None

ITEM 2. CHANGES IN SECURITIES - None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5. OTHER INFORMATION - None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)        EXHIBITS.

           NO.       EXHIBIT DESCRIPTION

           (27)      FINANCIAL DATA SCHEDULE

(B)        REPORTS ON FORM 8-K - None

SARATOGA RESOURCES, INC. FORM 10-QSB                               Page 11 of 11


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                     SARATOGA RESOURCES, INC.


                                     By: /s/ THOMAS F. COOKE
                                             Chairman of the Board
                                             Chief Executive Officer and
                                             Principal Accounting and Financial
                                             Officer
Date:   November 11, 1997