Form 10KSB
period 1997-12-31
SARATOGA RESOURCES INC
filed 1998-03-30
CIK 311046

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 1997

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-11498

                            SARATOGA RESOURCES, INC.
                 (Name of small business issuer in its charter)

            Delaware                                     76-0453392
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

      301 Congress Avenue, Suite 1550
      Austin, Texas                         78701
(Address of principal executive offices)  (Zip Code)

Issuer's Telephone number     (512) 478-5717

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                                (Title of class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report is), and (2) his been subject to such filing requirements for the past 90 days.
Yes [X] No[ ]

      Check if there is no  disclosure  of  delinquent  filers in  response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part M of this form 10-KSB or any amendment to this Form 10-KSB. [X]

      The Registrant's revenues for the calendar year ended December 31, 1997 were $35,000.

      As of March 26, 1998, the aggregate market value of the voting stock of the registrant held by non-affiliates was $172,250.

      As of December 31, 1997 there were 3,465,292 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one).  Yes      No.  X

                  DOCUMENTS INCORPORATED BY REFERENCE - None

                                TABLE OF CONTENTS


PART I.........................................................................1
      Item 1. Description of Business..........................................1
      Item 2. Description of Property..........................................5
      Item 3. Legal Proceedings................................................6
      Item 4. Submission of Matter to a Vote of Security Holders...............7

PART II........................................................................7
      Item 5. Market for  Registrant's  Common Equity and Related
                 Stockholder Matters...........................................7
      Item 6. Management's Discussion and Analysis of Financial Condition and
                 Results of Operations.........................................8
      Item 7. Financial Statements and Supplementary Data......................9
      Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.....................................19

PART III......................................................................20
      Item 9. Directors, Executive Officers, Promoters and Control Persons....20
      Item 10. Executive Compensation.........................................21
      Item 11. Security Ownership and Certain Beneficial Owners and
                  Management..................................................22
      Item 12. Certain Relationships and Related Transactions.................23
      Item 13. Exhibits and Reports on Form 8-K...............................23

SIGNATURES....................................................................25

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS .

GENERAL

      Saratoga Resources, Inc., a Delaware corporation, herein called "Saratoga", "Company" or "Registrant", has historically been an oil and gas company whose main focus has until recently been the development of and exploration for oil and natural gas reserves, primarily in the Gulf Coast area of the United States. As a result of the "Agreement" discussed below under "RECENT DEVELOPMENTS," the Company as of December 31, 1997, had no material assets other than $666,000 in cash and $44,000 in equipment.

RECENT DEVELOPMENTS

      FORECLOSURE OF ASSETS. On May 7, 1996, the Company entered into an Agreement and related documents (the "Agreement") by and among the Company, Saratoga Resources, Inc., a Texas corporation ("Saratoga-Texas"), Lobo Operating, Inc., a Texas corporation ("LOI"), Lobo Energy, Inc., a Texas corporation ("LEI"), (the Company and Saratoga-Texas, LOI and LEI, its direct or indirect subsidiaries being sometimes collectively referred to herein as the "Saratoga Companies"), Thomas F. Cooke ("Cooke"), Joseph T. Kaminski ("Kaminski"), Randall F. Dryer ("Dryer") (the Saratoga Companies, Cooke, Kaminski and Dryer sometimes referred to herein as the "Saratoga Parties"), PrimeEnergy Corporation, a Delaware corporation ("PrimeEnergy"), and Internationale Nederlanden (U.S.) Capital Corporation, a Delaware corporation ("ING").

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

      PLAN OF BUSINESS. On September 14, 1996, the Company held its 1996 Annual Meeting of the shareholders in Austin, Texas. In addition to the election of Directors, a number of proposals were submitted to the shareholders for a vote and approval, one of which was the proposal to ratify and confirm the May 7, 1996 Agreements by and among the Company (and its subsidiaries), ING, and PrimeEnergy, as previously discussed herein (See "--RECENT DEVELOPMENTS," SUPRA). As previously reported in the Company's 10-QSB for the period ended September 30, 1996, this proposal passed by a majority vote of the shareholders.

      One of the other proposals submitted to and approved by a majority vote of the shareholders at the 1996 Annual Meeting of shareholders was to authorize the Board of Directors to evaluate an decide on a business plan going forward, to include any of the possible alternatives: (i) rebuilding the management team and continuing in the oil and gas business; (ii) entering into a business combination with one or more businesses which may or may not include oil and gas operation at the discretion of the Board of Directors; or (iii) any other potential alternative which the Board of Directors may deem to be in the best interest of the Company and its shareholders, include but not limited to the sale and liquidation of all or substantially all of the assets of the Company and disposition to the shareholders; and to take such proper actions as may be necessary to accomplish same.

      While the Company has received some preliminary proposals regarding potential business opportunities, the pending litigation involving the Company and its then current directors (See "ITEM 3. LEGAL PROCEEDINGS," infra) made it difficult to pursue any of the proposals until resolution such litigation. Now that such litigation has been successfully resolved, the Board is reviewing and attempting to determine whether the pursuit of any of such proposals is in the best interest of Company and its shareholders. At such time as the Board has completed its evaluation process and has made a determination on a business plan going forward, it is likely that any material transaction will require the approval by the shareholders pursuant to Delaware law.

HISTORY

      On September 8, 1993, the Company (which was then known as "Sterling Resources Corporation") underwent a comprehensive change in management and was recapitalized through acquisition of Saratoga Resources, Inc., a Texas corporation ("Saratoga-Texas"). Through transaction, the then existing five stockholders of Saratoga-Texas, exchanged 100% of Saratoga-Texas stock for over 90% of the outstanding voting rights of Sterling and provided new management for the Company. Prior to this date, the Company was a "shell" with virtually no business assets or capital. In January 1994, the Company changed its domicile from Utah to Delaware and changed its name to Saratoga Resources, Inc.

      On November 12, 1993, the Company entered into a Purchase and Sale Agreement "Hunter Agreement") with Hunter Petroleum, Inc. ("Hunter") pursuant to which the Company acquired certain oil and gas interests in South Texas (the "Hunter Properties"). Financing for this acquisition was provided pursuant to a Loan Agreement with BankOne Texas, N.A. ("BankOne") under which the bank agreed to provide Saratoga with a $20 million revolving credit facility.

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

      On March 31, 1995, the Company acquired the remaining 42.85% of the common stock of LEI from Pickup. As a result of this acquisition, Saratoga-Texas owned and controlled 100% of the common stock outstanding of LEI. Concurrently with the purchase of the LEI common stock, LEI assigned to Saratoga-Texas all of LEI's oil and gas assets. The total purchase price paid by Saratoga-Texas was $5,401,000. The Company also refinanced $2,411,000 in debt due ING allocable to LEI and its properties.

      As discussed under Recent Developments, supra, the May 7, 1996 Agreement by and among the Company, ING and PrimeEnergy provided for a Foreclosure Sale of the Interests, and a concurrent sale by ING of the Interests to PrimeEnergy. As a result, the Company no longer owns any material assets other than cash paid to the Company by ING, and has no material liabilities.

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

      While the Company has received some preliminary proposals regarding potential business opportunities, the pending litigation involving the Company and its then current directors (See "ITEM 3. LEGAL PROCEEDINGS," infra) made it difficult to pursue any of the proposals until resolution of such litigation. Now that such litigation has been successfully resolved, the Board is reviewing and attempting to determine whether the pursuit of any such proposals is in the best interest of the Company and its shareholders. At such time as the Board has completed its evaluation process and has made a determination on a business plan going forward, it is likely that any material transaction will require the approval by the shareholders pursuant to Delaware law.

EMPLOYEES

      At December 31, 1997, the Company employed two full time employees consisting of one executive officer (the Chief Executive Officer) and an office manager.

ITEM 2. DESCRIPTION OF PROPERTY .

      At December 31, 1997, the Company's assets consisted of $666,000 in cash and $44,000 of equipment. The Company leases office space in Houston, Texas from Kevin M. Smith, a director of the Company, on a month-to-month basis for no charge. Additionally, the Company maintains an office in Austin, Texas on a month-to-month basis at a current rate of $2,175 per month.

ITEM  3. LEGAL PROCEEDINGS .

      The company is not a party to any pending legal proceedings. Additionally, the company's property is not the subject of any pending legal proceedings.

      All lawsuits relating to vendor claims previously filed against the Company, as reported in the Company's Annual Report for the fiscal year ended December 31, 1995, have been paid and settled in accordance with the terms of the Disbursement Agreement (See "ITEM 1. DESCRIPTION OF BUSINESS--RECENT DEVELOPMENTS," SUPRA).

      PRIOR LEGAL PROCEEDINGS. The Company has previously reported certain information regarding its involvement in certain litigation (the "Company Federal Lawsuit" and the "Kaminski Lawsuit") with Joseph T. Kaminski, a former director of the Company, in the following reports and matters filed with the Securities and Exchange Commission: (i) Form 8-K (filed July 16, 1996), (ii) Form 10-KSB (filed July 31, 1996), (iii) Form 10-QSB (filed August 1, 1996),
(iv) Form 10-QSB (filed August 26, 1996), (v) Proxy Statement (filed August 30,
1996), (vi) Form 10-QSB (filed November 13, 1996), (vii) Form 8-K (filed March 14, 1997), (viii) Form 10-KSB (filed March 26, 1997, and (ix) Form 10-QSB (filed May 14, 1997).

      On January 6, 1997, the "Company Federal Lawsuit" proceeded to trial, whereupon the Company, Cooke, Dryer and Dryer, Ltd. received a favorable outcome as set forth in the "Settlement Agreement", a copy of which is filed as Exhibit
10.4 to this Form 10-KSB. Prior to the final judgment being entered, Kaminski indicated his intention to appeal any final judgment which may be entered. The Board of Directors, being aware of the risks, uncertainties, and costs of continued litigation determined that it would be in the best interest of the Company and its shareholders to attempt to compromise and settle all matters in dispute of whatever kind or character concerning both the "Company Federal Lawsuit" and the "Kaminski Lawsuit". Accordingly, on March 10, 1997, the Company, Cooke, Dryer, Dryer, Ltd. and Kaminski entered into a Settlement Agreement and Full and Final Release (the "Settlement Agreement").

      Pursuant to the terms of the Settlement Agreement (i) Kaminski assigned to the Company all of his stock, warrants, stock options, or other rights to purchase any debt or equity interest in the Company or its affiliates, under his actual or constructive control, currently or within a period of three years from the date of the Settlement Agreement, consisting of 2,465,371 shares of common stock ("shares") and warrants to purchase 100,000 shares, and further Kaminski assigned an additional 8,000 shares to the Company which he had held as "Trustee", (ii) Kaminski released the Company, Cooke, Dryer and Dryer, Ltd. from any and all claims and causes of action, (iii) Kaminski forgave debt owed him by the Company in an amount equal to $50,000 plus accrued interest, (iv) the Company, Cooke, Dryer and Dryer, Ltd. released Kaminski from any and all claims and causes of action, and (v) the Company, Cooke, Dryer, Dryer, Ltd. and Kaminski filed motions to dismiss with prejudice the "Company Federal Lawsuit" and the "Kaminski Lawsuit".

      Accordingly, all claims and counterclaims by and against the Company and its two directors (Cooke and Dryer) have been dismissed, and there is no other pending litigation against the Company or its directors.

      Additionally, and as a result of the Settlement Agreement, the total number of shares of common stock of the Company issued and outstanding was reduced as of March 10, 1997 from 6,809,400 to 4,336,029 with 2,473,371 shares then being held in treasury. (See "ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.")

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS .

      There were no matters submitted to a vote of the security holders of the Company through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 31, 1997.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S  COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
 .

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

                                                         COMMON STOCK
                                                     -------------------------
                                                      HIGH               LOW
                                                     ------             ------
YEAR ENDED DECEMBER 31, 1996
First Quarter                                        $0.750             $0.125
Second Quarter                                        0.625              0.125
Third Quarter                                         0.500              0.063
Fourth Quarter                                        0.375              0.063
YEAR ENDED DECEMBER 31, 1997
First Quarter                                         0.281              0.094
Second Quarter                                        0.219              0.094
Third Quarter                                         0.219              0.094
Fourth Quarter                                        1.125              0.063

      As of December 31, 1997, 3,465,292 shares of the Company's common stock were issued and outstanding and held by 1,374 holders of record. As a result of the Settlement Agreement (See "ITEM 3. LEGAL PROCEEDINGS," SUPRA), the total number of shares of common stock of the Company issued and outstanding was reduced as of March 10, 1997 from 6,809,400 to 4,336,029, with 2,473,371 then being held in treasury. Effective May 17, 1997, the Company purchased 870,737 shares of common stock and warrants to purchase 50,000 shares of common stock from Dr. Randall F. Dryer, a former Director of the Company, for a total purchase price of $175,000. As a result of such stock purchase, the total number of shares issued and outstanding is 3,465,292, with 3,344,108 shares now held in treasury.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS .

      The Company is not currently conducting any oil and gas operations. The Board of Directors of the Company is, however, in the process of re-evaluating its business plan going forward. See "ITEM 1. DESCRIPTION OF BUSINESS--RECENT DEVELOPMENTS," SUPRA).

RESULTS OF OPERATIONS

      REVENUES. As a result of the Foreclosure Sale of the Interests, the Company had no revenues from oil and gas operations in 1997. Revenues for fiscal 1997 were $35,000 as compared to $705,000 for fiscal 1996.

      COSTS AND EXPENSES. Cost and expenses were significantly reduced in 1997. Costs and expenses for fiscal 1997 totaled $462,000 as compared to $2,174,000 in costs and expenses for fiscal 1996.

      NET INCOME. Net income saw a significant decrease in 1997. The Company had a net loss of ($118,000) in 1997, as compared to net income of $10,622,000 in 1996. A substantial portion of 1996 net income resulted from the Foreclosure Sale and the forgiveness of debt by ING. Net loss per share for fiscal 1997 was ($0.03) per share as compared to net income of $1.57 per share for fiscal 1996.

      TAXES. As a result of the Foreclosure Sale and the forgiveness of debt by ING, the Company recorded an extraordinary gain of $12,066,000 with no attendant tax liability in 1996 (See "ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA--NOTE 10," INFRA).

LIQUIDITY AND CAPITAL RESOURCES

      The Company's assets at December 31, 1997 consist almost entirely of cash in the amount of $666,000. The Company believes that its current cash balance will be sufficient to conduct its business for the foreseeable future.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .

                          INDEX TO FINANCIAL STATEMENTS

                                                                       PAGE
Independent Auditor's Report - .........................................10
Consolidated Balance Sheets - December 31, 1996 and 1997................11

Consolidated Statements of Operations
    -For the years ended December 31, 1996 and 1997.....................12

Consolidated Statements of Changes in Stockholders' Equity (Deficit)....13
    -For the years ended December 31, 1996 and 1997

Consolidated Statements of Cash Flows
    -For the years ended December 31, 1996 and 1997.....................14

Notes to Consolidated Financial Statements..............................15

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
Saratoga Resources, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Saratoga Resources, Inc. and Subsidiaries as of December 31, 1996 and 1997 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Saratoga Resources, Inc. and Subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for years then ended, in conformity with generally accepted accounting principles.


Hein + Associates LLP
Certified Public Accountants

      /s/ Hein + Associates LLP

Houston, Texas
January 15, 1998

                    SARATOGA RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       DECEMBER 31,
                                                                    ------------------
                                                                       1996       1997
                                                                    -------    -------
                             ASSETS
Current Assets:
  Cash ..........................................................   $ 1,350    $   666
  Trade receivables; less allowance for doubtful
     accounts of $23,000 at December 31, 1997 ...................        50       --
  Other receivables .............................................        25       --
                                                                    -------    -------
  Total current assets ..........................................     1,425        666
                                                                    -------    -------
  Equipment, net of accumulated depreciation ....................        20         44
                                                                    -------    -------
Total Assets ....................................................   $ 1,445    $   710
                                                                    =======    =======
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities ......................   $   218    $     2
  Legal suspense ................................................        19         16
  Current maturities of debt ....................................      --            4
                                                                    -------    -------
  Total current liabilities .....................................       237         22
                                                                    -------    -------
Long-term debt, net of current portion ..........................      --           21

Commitments and Contingencies (Notes 4 and 6) ...................      --         --

Stockholders' Equity
    Preferred stock, $.001 par value; 5,000,000 shares authorized      --         --
    Common stock, $.001 par value; 50,000,000 shares authorized,
         6,809,400 and 3,465,292 shares, respectively, issued
         and outstanding ........................................         7          3
    Additional paid-in capital ..................................     2,909      2,490
    Accumulated deficit .........................................    (1,706)    (1,824)
    Treasury stock, at cost .....................................        (2)        (2)
                                                                    -------    -------
Total stockholders' equity ......................................     1,208        667
                                                                    -------    -------
Total Liabilities and Stockholders' Equity ......................   $ 1,445    $   710
                                                                    =======    =======

                 See Notes to Consolidated Financial Statements

                    SARATOGA RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                                                 YEAR ENDED            YEAR ENDED
                                                                                              DECEMBER 31,1996     DECEMBER 31, 1997
                                                                                               ---------------      ---------------
Revenues:
            Oil and gas ..................................................................     $           684      $          --
            Other ........................................................................                  21                   35
                                                                                               ---------------      ---------------
                                                                                                           705                   35
Costs and expenses:
            Production ...................................................................                 236                 --
            Severance tax ................................................................                  43                 --
            Depletion, depreciation, amortization
              and provision for impairment ...............................................                 362                    7
            General and administrative ...................................................               1,109                  446
            Interest expense .............................................................                 424                    9
                                                                                               ---------------      ---------------
                                                                                                         2,174                  462
                                                                                               ---------------      ---------------
Gain arising from settlement of lawsuit ..................................................                --                    309
                                                                                               ---------------      ---------------
Loss before income taxes and
   extraordinary item ....................................................................              (1,469)                (118)
Income tax benefit .......................................................................                  25                 --
                                                                                               ---------------      ---------------
Loss before extraordinary item ...........................................................              (1,444)                (118)

Extraordinary item - gain arising from
 forgiveness of debt .....................................................................              12,066                 --
                                                                                               ---------------      ---------------
Net income (loss) ........................................................................     $        10,622      $          (118)
                                                                                               ===============      ===============
Basic and diluted earnings per share:
     Loss before extraordinary item ......................................................     $          (.21)     $          (.03)
                                                                                               ===============      ===============
    Extraordinary item ...................................................................     $          1.78      $          --
                                                                                               ===============      ===============
    Net income (loss) ....................................................................     $          1.57      $          (.03)
                                                                                               ===============      ===============
   Weighted average number of common
      shares outstanding .................................................................               6,782                4,260
                                                                                               ===============      ===============

                 See Notes to Consolidated Financial Statements

                    SARATOGA RESOURCES, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                 (in thousands)

                                                   COMMON STOCK          ADDITIONAL
                                              ----------------------      PAID-IN      ACCUMULATED   TREASURY    TOTAL STOCKHOLDERS'
                                               SHARES        AMOUNT       CAPITAL       DEFICIT        STOCK      EQUITY (DEFICIT)
                                              --------      --------      --------      --------      --------        --------
 BALANCES, JANUARY 1, 1996 ...............       6,699      $      7      $  2,909      $(12,328)     $     (2)       $ (9,414)

 COMMON STOCK ISSUED IN LIEU OF
   COMPENSATION ..........................         110          --            --            --            --              --
  NET INCOME .............................        --            --            --          10,622          --            10,622
                                              --------      --------      --------      --------      --------        --------
BALANCES, DECEMBER 31, 1996 ..............       6,809             7         2,909        (1,706)           (2)          1,208

ACQUISITION OF STOCK ARISING FROM
    SETTLEMENT OF LAWSUIT ................      (2,465)           (3)         (244)         --            --              (247)
PURCHASE OF STOCK ARISING FROM
   SETTLEMENT OF  LAWSUIT ................          (8)         --              (1)         --            --                (1)
PURCHASE OF  STOCK FROM FORMER DIRECTOR ..        (871)           (1)         (174)         --            --              (175)
NET LOSS .................................        --            --            --            (118)         --              (118)
                                              --------      --------      --------      --------      --------        --------
BALANCES, DECEMBER 31, 1997 ..............       3,465      $      3      $  2,490      $ (1,824)     $     (2)       $    667
                                              ========      ========      ========      ========      ========        ========

                 See Notes to Consolidated Financial Statements

                    SARATOGA RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                              YEAR ENDED             YEAR  ENDED
                                                                           DECEMBER 31, 1996       DECEMBER 31, 1997
                                                                                --------               --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) .......................................................       $ 10,622               $   (118)
Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depletion, depreciation, amortization and provision ................            362                      7
         for impairment
     Provision for doubtful accounts ....................................           --                       23
     Amortization of debt discount ......................................             24                   --
     Write off of organization costs ....................................            236                   --
      Gain arising from forgiveness of debt .............................        (12,066)                  --
      Gain arising from settlement of lawsuit ...........................           --                     (309)
     Changes in operating assets and liabilities:
           Receivables ..................................................            971                     52
           Prepaids .....................................................            104                   --
           Other assets .................................................             15                   --
           Trade payables ...............................................            (92)                  (154)
           Legal suspense ...............................................           --                       (3)
                                                                                --------               --------
NET CASH PROVIDED BY (USED IN)  OPERATING ACTIVITIES ....................            176                   (502)
                                                                                --------               --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions ........................................            (37)                    (5)
Net proceeds from sale of assets ........................................            686                   --
                                                                                --------               --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES .....................            649                     (5)
                                                                                --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of stock from former director ..................................           --                     (175)
Purchase of stock in settlement of lawsuit ..............................           --                       (1)
Payments on borrowings ..................................................            (79)                    (1)
                                                                                --------               --------
NET CASH USED IN FINANCING ACTIVITIES ...................................            (79)                  (177)
                                                                                --------               --------

NET (DECREASE) INCREASE IN CASH .........................................            746                   (684)

CASH AT BEGINNING OF YEAR ...............................................            604                  1,350
                                                                                --------               --------
CASH AT END OF YEAR .....................................................       $  1,350               $    666
                                                                                ========               ========
Supplemental Cash Flow information:

     Cash paid for interest .............................................           --                        9
     Equipment acquired with long-term debt .............................           --                       26

                 See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            ORGANIZATION

            Saratoga Resources, Inc., a Delaware corporation, (the "Company", "Saratoga", or the "Registrant") has been engaged in oil and gas exploration and development of properties located in far southwest and east Texas and in Louisiana.

            In 1996, the Company sold substantially all of its oil and gas interests to a third party for cash pursuant to a foreclosure sale more fully discussed in Note 8. During 1997, on behalf of the seller, the Company participated in a bidding process to acquire certain federal oil and gas mineral leases. The bid was not accepted and the Company was reimbursed $400,000 by a federal court for expenses incurred which amount has been recorded as a reduction of general and administrative expenses during 1997.

            The consolidated financial statements included herein are those of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

            USE OF ESTIMATES: The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual amounts could differ from those estimates.

            EQUIPMENT: Equipment is recorded at cost. Depreciation of equipment is generally provided on the straight-line basis over the estimated useful lives of the assets as follows:

            Office equipment                  5 years
            Automobiles                       5 years

            Ordinary maintenance and repairs are charged to expense, and expenditures which extend the physical or economic life of the assets are capitalized. Gains or losses on disposition of assets are recognized in income and the related assets and accumulated depreciation accounts are adjusted accordingly.

            INCOME TAXES: The Company accounts for income taxes on the liability method. The liability method requires an asset and liability approach in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of the Company's assets and liabilities

            OIL AND GAS REVENUES: The Company recognized oil and gas revenues as the sales occurred. The Company currently has no oil and gas production.

            EARNINGS PER SHARE: Basic and diluted earnings (loss) per share was computed by dividing net income (loss) by the weighted average common shares outstanding as of December 31, 1996 and 1997. Options to purchase shares of common stock were outstanding during 1996 and 1997 but were not included in the computation of diluted earnings (loss) per share because the option price was greater than the average market price of the common stock.

RECENT PRONOUNCEMENTS

            New accounting pronouncements - The Financial Accounting Standards Board (FASB) issued SFAS No. 121 entitled IMPAIRMENT OF LONG-LIVED ASSETS. SFAS No. 121, which became effective beginning February 1, 1996, provides that in the event that facts and circumstances indicate that the cost of operating assets or other assets may be impaired, and evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the carrying amount of the asset to determine if a writedown to market value or discounted cash flow is required. SFAS No. 121 did not have a material impact on its operating results or financial condition of the Company upon implementation.

            The FASB also issued SFAS No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION, effective for fiscal years beginning after December 15, 1995. This statement allows companies to choose to adopt the statement's new rules for accounting for employee stock-based compensation plans. For those companies which choose not to adopt the new rules, the statement requires disclosures as to what earnings per share would have been if the new rules had been adopted. Management adopted the disclosure requirements of this statement during fiscal 1997.

            The FASB also issued SFAS No. 128, entitled EARNINGS PER SHARE, during February 1997. The new statement, which is effective for financial statements issued after December 31, 1997, including interim periods, establishes standards for computing and presenting earnings per share. The new statement requires retroactive restatement of all prior-period earnings per share data presented. The management adopted the disclosure requirements of this statement for 1996 and 1997.

            The FASB also issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME and SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. No. 131 supersedes SFAS No. 14, FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE. SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers.

            SFAS Nos. 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, the standards may have on the future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.

            CONCENTRATIONS OF CREDIT RISK: The Company maintains deposits in banks which exceed the amount of federal deposit insurance available. Management believes the possibility of loss on these deposits is minimal.

            RECLASSIFICATIONS: Certain reclassifications have been made in prior year amounts to conform to the current year's presentation.

NOTE 2 - EQUIPMENT

            Equipment is summarized below (in thousands):

                                                            DECEMBER 31,
                                                        ---------------------
                                                         1996          1997
                                                        -------       -------
Office equipment ...................................    $    22       $    22
Automobile .........................................       --              31
                                                        -------       -------
                                                             22            53
Less accumulated depreciation ......................          2             9
                                                        -------       -------
                                                        $    20       $    44
                                                        =======       =======

Depreciation expense was approximately $2,000 and $7,000 in 1996 and 1997 respectively.


NOTE 3 - LONG-TERM  DEBT

            As of December 31, 1997, long-term debt consisted of a note payable to a bank due in monthly installments of $564, including interest at 10%. The note payable is due August 27, 2002 and is collaterized by an automobile.

            Future maturities of the long-term debt as of December 31, 1997 are as follows: $4,000 in 1998; $5,000 in 1999; $6,000 in 2000; $6,000 in 2001; and
$4,000 in 2002.


NOTE 4 - LEASE OBLIGATION

            In July 1996, the Company entered into a month to month lease for the current Houston office space with Kevin M. Smith, a director of the Company, at no charge. Additionally, the Company maintains an office in Austin, Texas on a month-to-month basis at a current rate of $2,175 per month.

NOTE 5 - INCOME TAXES

            Deferred income taxes result from timing differences in the recognition of income and expense items for income tax and financial reporting purposes. As of December 31, 1996 the Company had no material deferred tax assets and deferred tax liabilities. As of December 31, 1997 the company had a long-term deferred tax benefit of $40,000 resulting from net operating loss carry forwards for income tax reporting purposes, for which a valuation allowance has been provided in full.

            The Company had net operating loss carry forwards for income tax reporting purposes of $118,000 at December 31, 1997. If not utilized, these NOL's will expire in fifteen years.


NOTE 6 - LITIGATION

            From May, 1996 to May, 1997, the Company was involved in litigation with Joseph T. Kaminski ("Kaminski"), a former executive officer and director of the Company. As previously reported by the Company in report filed with the Securities and Exchange Commission, the most recent of which was Form 8-K (filed March 14, 1997), the Company and two of its directors, Thomas F. Cooke and Randall F. Dryer, entered into a settlement agreement and full and final release (the "settlement agreement") dated March 10, 1997 with Kaminski, in full settlement of all matters concerning the lawsuits.

            Pursuant to the terms of the settlement agreement, Kaminski transferred all of his equity interest in the Company, consisting of 2,465,371 shares of common stock and 100,000 stock warrants, to the Company, and forgave amounts owed him by the Company of $62,000. As a result of this settlement, the Company recorded a gain of $309,000. Kaminski also agreed to sell to the Company 8,000 shares of the Company's common stock held in trust in exchange for approximately $1,000. Both the Company and Kaminski agreed to release and discharge any and all claims or causes of action of every nature existing between the parties.

            Accordingly, all claims and counterclaims by and against the Company and its two directors Thomas F. Cooke and Randall F. Dryer have been dismissed, and there is no pending litigation against the Company or its directors at December 1997.


NOTE 7 - STOCKHOLDERS' EQUITY

            Preferred stock may be issued from time to time in one or more series. Prior to each issuance, the Board of Directors is authorized to determine the number of shares, relative powers, preferences, rights and qualifications, limitations or restrictions of all shares of such series. Shares of any series of preferred stock which have been acquired by the Company or which, if convertible or exchangeable, have been converted into or exchanged for shares of stock of another class, would have the status of authorized and unissued shares of preferred stock, subject to the conditions adopted by the Board of Directors of the Company.

            The Company issued warrants to a former consultant to purchase 6,667 shares of common stock for an exercise price of 120% of the share price that is offered to the public in any public offering. These warrants were issued in December, 1993 and have no expiration date. The Company issued warrants to the Company's president to purchase 100,000 shares of common stock for an exercise price of $1.60 per share. These warrants were issued in December, 1994 and expire in May, 1999.

NOTE 8 - FORECLOSURE SALE

            As of May 7, 1996, the Company owed $13,431,000 plus accrued interest to Internationale Nederlanden (U.S.) Capital Corporation under a credit agreement. The Company was in default under the credit agreement and all obligations were due and payable in full.

            In connection with a foreclosure sale and pursuant to the terms and provisions of a compromise and settlement agreement dated May 7, 1996, a majority of the assets of the company's subsidiaries were sold to ING in exchange for ING's forgiveness of all amounts owed under the credit agreement.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            By approval of the Board of Directors effective as of June 10, 1996, the Company (i) retained the services of Hein + Associates LLP, 5075 Westheimer, Suite 970, Houston, Texas 77056, as principal accountant and auditor for the purpose of auditing the Company's financial statements and (ii) dismissed Ernst & Young LLP. Previously, Ernst & Young LLP served as the Company's principal accountant and auditor. This change was occasioned after careful consideration by the Company, and as further explained under "BACKGROUND" below.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

            Executive Officers of the Company and its wholly owned subsidiaries serve at the pleasure of the Board of Directors and are elected annually at a meeting of the Board of Directors. Set forth are the directors and executive officers at December 31, 1997:


NAME                                POSITION                     AGE

Thomas F. Cooke       Chairman of the Board, Chief Executive      49
                      Officer, President, Treasurer and
                      Secretary
Kevin M. Smith        Director                                    53

BIOGRAPHICAL INFORMATION

            As of December 31, 1997, the following provides information as to each executive officer and director of the Company, including age, principal occupation and business experience during the last five years:

THOMAS F. COOKE, CHAIRMAN OF THE BOARD, CHIEF EXECUTIVE OFFICER, PRESIDENT, TREASURER AND SECRETARY, age 49, was one of the co-founders of Saratoga Resources, Inc. in 1990. Mr. Cooke has been a self employed independent oil and gas producer for the last 17 years. Sterling acquired Saratoga-Texas in September 1993, at which time Mr. Cooke was elected Chairman of the Board and Chief Operating Officer of Sterling. Mr. Cooke is a member of the Texas Independent Producer and Royalty Owner Association and serves as Director and Chairman of the North American Energy Issues Committee. Mr. Cooke replaced Joseph T. Kaminski as Chief Executive Officer on April 3, 1996.

KEVIN M. SMITH, DIRECTOR, age 53, has in excess of 30 years experience as an exploration geophysicist. In 1977, after 10 years with Amoco Production Mr. Smith joined R. Brewer and Company, a geophysical consulting firm. In 1984, he formed his own geophysical consulting firm (Kevin M. Smith, Inc.), which he continues to operate. Mr. Smith completed three years of undergraduate work at the University of Texas in 1966 and received a Bachelor of Science degree with a dual major of Geology and Geophysics at the University of Houston in 1967. He also did post graduate studies in Geology and Geophysics at the University of Houston. Mr. Smith has given professional papers on innovative uses of geophysics in horizontal drilling projects.

            COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT. During the fiscal year ended December 31, 1997, based on a review of Forms 3 and 4 furnished to the Company during its most recent fiscal year and Forms 5 furnished to the Company with respect to its most recent fiscal year, all reporting persons of the Company were in compliance with Section 16(a) of the Exchange Act.

ITEM 10.  EXECUTIVE COMPENSATION.

            The following Summary Compensation Table sets forth all cash compensation paid, distributed or accrued for services, including salary and bonus amounts rendered in all capacities for the Company during the fiscal years ended December 31, 1997, 1996 and 1995. All other tables required to be reported have been omitted as there has been no compensation awarded to, earned by or paid to any of the Company's executives in any fiscal year covered by the tables.

                           SUMMARY COMPENSATION TABLE

                                                                                                   LONG TERM COMPENSATION
                                                                                                -------------------------------
                                                      ANNUAL COMPENSATION                    AWARDS       PAYOUTS
                                                   -------------------------               ----------    ------------
                                                              OTHER        RESTRICTED
NAME AND            FISCAL                                    ANNUAL         STOCK                          LTIP         ALL OTHER
PRINCIPAL            YEAR                                     COMPEN-        AWARD(S)       OPTIONS/       PAYOUTS         COMPEN-
POSITION             ENDED      SALARY($)        BONUS($)     SATION ($)      ($)            SARS(#)         ($)          SATION ($)
-----------------   --------   ------------      --------   ------------   ------------   ------------   ------------   ------------
CEO .............       1997   $    120,000(1)       None           None           None           None           None           None
Cooke,
Thomas(2) .......       1996   $    116,500(2)       None           None           None           None           None           None

                        1995   $    116,000(3)       None           None           None           None           None           None

(1) During fiscal years 1995, 1996 and 1997, the Company deferred payment of a total of $95,000 in salary due to Mr. Cooke. In fiscal year 1997, the Company paid Mr. Cooke for all deferred salary, together with $8,048 in interest. The salary information set forth in the Summary Compensation Table does not include interest payments on deferred salary.

(2) Includes $60,000 which was earned in fiscal year 1996, but deferred and paid to Mr. Cooke in fiscal year 1997.

(3) Includes $25,000 which was earned in fiscal year 1995, but deferred and paid to Mr. Cooke in fiscal year 1997.

DIRECTOR COMPENSATION

            Directors of the Company currently serve without any compensation for their services, either in the form of monetary compensation, stock or stock options.

ITEM 11.  SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

            The following table sets forth information concerning the shares of the Company's common stock beneficially owned by each director of the Company and all directors and officers as a group and each holder of over five percent of the outstanding common stock as of March 27, 1998. The mailing address for all officers and directors is Saratoga Resources, Inc., 301 Congress Avenue, Suite 1550, Austin, Texas 78701.

                                                         NUMBER
NAME OF BENEFICIAL OWNER                                 SHARES       PERCENT(1)
                                                       -----------     --------
Thomas F. Cooke(2) .................................     2,320,422      65.08%
Kevin M. Smith .....................................       238,295(3)    6.68%

All executive officers and directors as a group ....    2,558,717       71.76%
(2 persons)

(1) Based on 3,565,292 shares outstanding. Includes warrants to purchase 100,000 shares of Company common stock, which are exercisable within 60 days of March 27, 1998.

(2) Includes warrants to purchase 100,000 shares of Company common stock, which are exercisable within 60 days of March 27, 1998. Also includes 109,148 shares held by June Cooke, Mr. Cooke's spouse, of which Mr. Cooke disclaims beneficial ownership.

(3) Includes 20,000 shares held by Sandra Smith, Mr. Smith's spouse, of which Mr. Smith disclaims beneficial ownership.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            Cooke, Kaminski and Dryer acted as individual guarantors of $500,000 of the Company's debt associated with the Hunter acquisition (See "ITEM 1. DESCRIPTION OF BUSINESS-- HISTORY," SUPRA). In consideration for the stockholders' guarantee, the Board of Directors of the Company granted Dryer, Kaminski and Cooke options to purchase the Company's common stock of 50,000, 100,000, and 100,000 shares, respectively, at $1.60 per share. These options were exercisable May 11, 1994 and expire five years thereafter. Mr. Kaminski assigned his options (warrants) back to the Company as part of the Settlement Agreement dated March 10, 1997. (See "ITEM 3.
LEGAL PROCEEDINGS," SUPRA).

            Effective May 17, 1997, the Company purchased 870,737 shares of common stock and warrants to purchase 50,000 shares of common stock from Dr. Randall F. Dryer, who resigned as a Director of the Company effective as of the same date. The total purchase price for the common stock and the warrants was $175,000.

            On March 10, 1997, the Company, Cooke, Dryer and Dryer, Ltd. and Kaminski settled the Kaminski lawsuit pursuant to the terms of the Settlement Agreement. (See "ITEM 3. LEGAL PROCEEDINGS," SUPRA).

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

10.2 Purchase and Sale Agreement dated May 7. 1996, by and between Internationale Nederlanden (U.S.) Capital Corporation and PrimeEnergy Corporation, filed as Exhibit 2 to the Company's Report on 8-K dated May 7, 1996.

10.3 Assignment and Bill of Sale dated May 7, 1996, by and between Saratoga Resources, Inc., a Delaware corporation and PrimeEnergy Corporation, filed as Exhibit 3 to the Company's Report on 8-K dated May 7, 1996.

10.4 Settlement Agreement and Full and Final Release dated March 10, 1997, by and between Saratoga Resources, Inc., a Delaware corporation, Thomas F. Cooke, Randall F. Dryer, Dryer, Ltd., a Texas Family Partnership and Joseph T. Kaminski, filed as Exhibit 1 to the Company's Report on Form 8- K dated March 12 ,1997.

(21)        SUBSIDIARIES

            Incorporated by reference to the Form 10-KSB filed March 26, 1997, filed as Exhibit 21 thereto.

(27)        FINANCIAL DATA SCHEDULE


(B)         REPORTS ON FORM 8-K: NONE

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

SARATOGA RESOURCES, INC.


By:   /S/ THOMAS F. COOKE                                    Date:MARCH 27, 1998
          Thomas F. Cooke, Chairman of the Board, Chief
          Executive Officer, President, Secretary and Treasurer


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.


By:   /S/ THOMAS F. COOKE                                    Date:MARCH 27, 1998
          Thomas F. Cooke, Chairman of the Board, Chief
          Executive Officer, President, Secretary, Treasurer
          and Principal Accounting and Financial Officer

By:    /S/ KEVIN M. SMITH                                    Date:MARCH 27, 1998
           Kevin M. Smith, Director