Form 10QSB
period 1998-03-31
SARATOGA RESOURCES INC
filed 1998-05-15
CIK 311046

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

               301 Congress Ave., Suite 1550, Austin, Texas 78701
          (Address of principal executive offices, including Zip Code)
                                 (512) 478-5717
              (Registrant's telephone number, including area code)

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

                                 Yes  X           No

                             APPLICABLE ONLY TO CORPORATE ISSUERS:

        As of March 31, 1998, there were 3,465,292 issued and outstanding shares of Registrant's common stock, $.001 par value.

================================================================================

SARATOGA RESOURCES, INC. FORM 10-QSB                                Page 2 of 11


                            SARATOGA RESOURCES, INC.
                         Quarterly Report on Form 10-QSB

                                      Index

                                                                  Page No.

PART I.        Financial Information (Unaudited)

               Condensed Consolidated Balance sheets                     3
               March 31, 1998 and December 31, 1997

               Condensed Consolidated Statements of Operations           4
               Three months ended March 31, 1998 and 1997

               Condensed Consolidated Statements of Cash Flows           5
               Three Months ended March 31, 1998 and 1997

               Notes to Condensed Consolidated Financial Statements      6

Item 2         Management's Discussion and Analysis of
               Financial Condition and Results of Operations             6

PART II.       Other Information                                        10

Item 1.        Legal Proceedings                                        10

Item 2         Changes in Securities                                    10

Item 3         Defaults Upon Senior Securities                          10

Item 4         Submission of Matters to Vote of Security Holders        10

Item 5         Other Information                                        10

Item 6.        Exhibits and Reports on Form 8-K                         10

               Signatures                                               11

SARATOGA RESOURCES, INC. FORM 10-QSB                                Page 3 of 11

                          SARATOGA RESOURCES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

ASSETS

                                                          MARCH 31, DECEMBER 31,
                                                            1998      1997
                                                            ----      ----
                                                        (unaudited)
Current Assets:
   Cash ................................................  $   595   $   666
   Trade receivables; less allowance for doubtful
     accounts of $23,000 at March 31, 1998 and
     December 31, 1997 .................................     --        --
                                                          -------   -------
   Total current assets ................................      595       666
                                                          -------   -------
     Equipment, net of accumulated depreciation ........       43        44
     Other assets ......................................        5      --
                                                          -------   -------
Total Assets ...........................................  $   643   $   710
                                                          =======   =======

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities .............  $     5   $     2
  Legal suspense .......................................       16        16
  Current maturities of debt ...........................        4         4
                                                          -------   -------
  Total current liabilities ............................       25        22
                                                          -------   -------

Long-term debt, net of current portion .................       20        21
Commitments and contingencies ..........................     --        --
Stockholders' Equity
   Preferred stock, $.001 par value; 5,000,000 shares
   authorized Common stock $.001 par value; 50,000,000
   shares authorized, 3,465,292 shares issued and
   outstanding .........................................      3         3
  Additional paid-in capital ...........................    2,490     2,490
  Accumulated deficit ..................................   (1,893)   (1,824)
  Treasury stock, at cost ..............................       (2)       (2)
                                                          -------   -------
Total stockholders' equity .............................      598       667
                                                          -------   -------

Total Liabilities and Stockholders's Equity ............  $   643   $   710
                                                          =======   =======

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SARATOGA RESOURCES, INC. FORM 10-QSB                                Page 4 of 11


                    SARATOGA RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                             Three Months Ended
                                                                   MARCH 31,
                                                             ------------------
                                                                1998      1997

Revenues:
        Other ............................................   $    28    $    75

Costs and Expenses:
        General and administrative .......................        97        152
                                                             -------    -------

Net loss .................................................   $   (69)   $   (77)
                                                             =======    =======

Net loss per share, basic and diluted ....................   $  (.02)   $  (.01)
                                                             =======    =======

Weighted average number of common shares outstanding .....     3,466      5,573
                                                             =======    =======


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SARATOGA RESOURCES, INC. FORM 10-QSB                                Page 5 of 11


                    SARATOGA RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                          Three Months Ended
                                                               MARCH 31,
                                                          ----------------
                                                            1998      1997

Cash flows from operating activities:
   Net loss ............................................  $ (69)  $   (77)

Changes in operating assets and liabilities:

   Decrease in accounts receivable .....................   --           4
   Increase (decrease) in accounts payable & accrued
   liabilities .........................................      3      (108)
   Other ...............................................   --        --
                                                          -----   -------

Net cash used in operating activities ..................    (66)     (182)
                                                          -----   -------
Cash flows from investing activities:
   Other asset additions ...............................     (4)     --
                                                          -----   -------
   Net cash used in investing actives ..................     (4)     --
                                                          -----   -------

Cash flows from financing activities:
   Payments on borrowings ..............................     (1)       (1)
                                                          -----   -------
   Net cash used in financing activities ...............     (1)       (1)
                                                          -----   -------

   Net decrease in cash ................................    (71)     (183)
   Cash at beginning of period .........................    666     1,350
                                                          -----   -------
   Cash at end of period ...............................  $ 595   $ 1,167
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

        The accompanying financial information as of March 31, 1998 and for the three month periods ended March 31, 1997 and 1998 was prepared by the Company in compliance with the rules and regulations of the Securities and Exchange Commission, without audit, and reflects all adjustments, consisting of normal recurring accruals, deemed necessary by management to fairly present the Company's financial position and results of operations.

        These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report to the Securities and Exchange Commission on Form 10-KSB for the year ended December 31, 1997.

2. The foregoing interim results are not necessarily indicative of the results of operations to be achieved for the year ending December 31, 1998.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

GENERAL

        On March 30, 1995, the Company, Saratoga Resources, Inc., a Texas corporation ("Saratoga-Texas"), Lobo Energy, Inc., a Texas corporation ("LEI") and Internationale Nederlanden (U.S.) Capital Corporation ("ING") entered into a Credit Agreement ("Credit Agreement") to facilitate the settlement of a lawsuit brought by Peter P. Pickup ("Pickup") against the Company and ING, and fund the acquisition by Saratoga-Texas of the LEI assets previously owned by Pickup. Under the terms of the Credit Agreement, ING established two credit facilities in favor of Saratoga-Texas in the combined maximum principal amount of $19,000,000, subject to the borrowing base limitations set forth therein. All of the oil and gas properties (the "Properties") owned by Saratoga-Texas, LEI and Lobo Operating, Inc., a Texas corporation ("LOI") (Saratoga-Texas, LEI and LOI being collectively referred to as the "Saratoga Entities") were pledged as collateral under the Credit Agreement and all obligations to ING were also guaranteed by the Company and all of its subsidiaries. Funds obtained from these credit facilities were anticipated to be used for the development of the Properties by the Company. The Company and the "Saratoga Entities" are sometimes collectively referred to as the "Saratoga Companies."

SARATOGA RESOURCES, INC. FORM 10-QSB                                Page 7 of 11


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

        The failure of the private placement efforts combined with the lack of availability of funds necessary for the development of its Properties placed the Company in a severe financial crisis. In an attempt to salvage the maximum value of the Saratoga Companies for the benefit of the other creditors (the "Other Creditors") and the Company and its shareholders, the Saratoga Companies spent several months examining and pursuing various alternatives with respect to (i) the possible refinancing and/or restructuring of the debt of the Sartoga Companies, (ii) the sale of the Saratoga Companies or their underlying assets, and (iii) the prosecution or settlement of certain potential claims against ING and ING Securities.

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

SARATOGA RESOURCES, INC. FORM 10-QSB                                Page 8 of 11

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

SARATOGA RESOURCES, INC. FORM 10-QSB                                Page 9 of 11

        Accordingly, all claims and counterclaims by and against the Company and the two directors (Cooke and Dryer) have been dismissed, and there is no other pending litigation against the Company or its officers or directors.

RESULTS OF OPERATIONS

        REVENUES. As result of the Foreclosure Sale of the oil and gas interests, there has been no oil and gas revenue during the quarters ended March 31, 1998 and March 31, 1997. Revenues for the first quarter of 1998 were $28,000 as compared to $75,000 for the same period in 1997. Other revenues included $7,000 in interest income and a $21,000 gain from the sale of stock during the three-month period ended March 31, 1998. Other revenues included $10,000 in interest income and $62,000 gain from the settlement of a lawsuit during the three-month period ended March 31, 1997.

        COSTS AND EXPENSES. Costs and expenses have been reduced significantly as the result of the sale of the oil and gas properties in 1996. These costs included general and administrative costs and depreciation expense. They were $97,000 for the three-month period ended March 31, 1998 as compared to $152,000 for the same period in 1997.

        NET LOSS. Net loss for the three-month period ended March 31, 1998 was ($69,000) as compared to a net loss of ($77,000) for the quarter ended March 31, 1997. Net loss per share for the respective periods was ($.02) as compared to ($.01).

        TAXES. As result of the Foreclosure Sale and the forgiveness or debt by ING, the Company recorded an extraordinary gain of $12,066,000 with no attendant tax liability in 1996.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's assets at March 31, 1998 consist almost entirely of cash in the amount of $595,000 and $666,000 in cash at December 31, 1997. The Company believes that its current cash balance will be sufficient to conduct its business for the foreseeable future.

CURRENT EVENTS

        The Company has been in the process of pursuing various potential business opportunities. The Company continues to explore variety of opportunities including, but not limited to, a business combination, sale of the Company, reconstitution of its oil and gas business or one or more wholly-unrelated businesses, and various other opportunities. Recently, the Company participated in bidding process for the acquisition of certain producing oil and gas properties, and was ultimately outbid by competing third parties. The Company is continuing to pursue potential business opportunities. It is likely that the consummation of any material business opportunity will require the approval by the shareholders pursuant to Delaware law and, in such event (shareholder approval is necessary), the Board will call for a Special Meeting of the shareholders to obtain such approval.

SARATOGA RESOURCES, INC. FORM 10-QSB                               Page 10 of 11

PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to  Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

(A)     EXHIBITS.

        NO.    EXHIBIT DESCRIPTION

        (3)    ARTICLES OF INCORPORATION AND BY-LAWS:

               3.1 Certificate of Incorporation of Registrant, Saratoga Resources, Inc., filed with the Office of the Secretary of State of Delaware on January 19, 1994. Incorporated by reference to the Form 10-KSB filed February 3, 1995 and filed as Exhibit 3.1 thereto.

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

        (27)   FINANCIAL DATA SCHEDULE

SARATOGA RESOURCES, INC. FORM 10-QSB                               Page 11 of 11


(B)     REPORTS ON FORM 8-K

               (1)    None.

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

Date: May 11, 1998