Form 10QSB
period 1998-06-30
SARATOGA RESOURCES INC
filed 1998-08-14
CIK 311046

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                 FORM 10-QSB

             [X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

            [ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

      As of June 30, 1998, there were 3,465,292 issued and outstanding shares of Registrant's common stock, $.001 par value.

                                                                       2 of 11
                     SARATOGA RESOURCES, INC. FORM 10-QSB

                           SARATOGA RESOURCES, INC.
                       Quarterly Report on Form 10-QSB

                                    Index
                                                                        Page No.
PART I.     Financial Information (Unaudited)

            Condensed Consolidated Balance sheets                             3
            June 30, 1998 and December 31, 1997

            Condensed Consolidated Statements of Operations                   4
            Three months ended June 30, 1998 and 1997

            Condensed Consolidated Statements of Cash Flows                   5
            Three Months ended June 30, 1998 and 1997

            Notes to Condensed Consolidated Financial Statements              6

Item 2      Management's Discussion and Analysis of
              Financial Condition and Results of Operations                   6

PART II.    Other Information                                                10

Item 1.     Legal Proceedings                                                10

Item 2      Changes in Securities                                            10

Item 3      Defaults Upon Senior Securities                                  10

Item 4      Submission of Matters to Vote of Security Holders                10

Item 5      Other Information                                                10

Item 6.     Exhibits and Reports on Form 8-K                                 10

            Signatures                                                       11

                                                                  Page 3 of 11
                     SARATOGA RESOURCES, INC. FORM 10-QSB

                  SARATOGA RESOURCES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
            (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

ASSETS                                                                                    DECEMBER 31,
                                                                            JUNE 30, 1998    1997
                                                                                -------    -------
                                                                              (unaudited)
Current Assets:
   Cash .....................................................................   $   477    $   666
   Trade receivables; less allowance for doubtful
     accounts of $23,000 at June 30, 1998 and
     December 31, 1997 ......................................................      --         --
                                                                                -------    -------
   Total current assets .....................................................       477        666
                                                                                -------    -------

     Equipment, net of accumulated depreciation .............................        39         44
     Other assets ...........................................................        17       --
                                                                                -------    -------

Total Assets ................................................................   $   533    $   710
                                                                                =======    =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities ..................................   $     4    $     2
  Legal suspense ............................................................      --           16
  Current maturities of debt ................................................         4          4
                                                                                -------    -------
  Total current liabilities .................................................         8         22
                                                                                -------    -------

Long-term debt, net of current portion ......................................        20         21

Commitments and contingencies ...............................................      --         --

Stockholders' Equity
   Preferred stock, $.001 par value; 5,000,000 shares authorized Common stock
   $.001 par value; 50,000,000 shares authorized,
    3,465,292 shares issued and outstanding .................................         3          3
  Additional paid-in capital ................................................     2,490      2,490
  Accumulated deficit .......................................................    (1,986)    (1,824)
  Treasury stock, at cost ...................................................        (2)        (2)
                                                                                -------    -------
Total stockholders' equity ..................................................       505        667
                                                                                -------    -------

Total Liabilities and Stockholders's Equity .................................   $   533    $   710
                                                                                =======    =======

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                  Page 4 of 11
                     SARATOGA RESOURCES, INC. FORM 10-QSB


                  SARATOGA RESOURCES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)



                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                            JUNE 30,               JUNE 30,
                                       ------------------    ------------------
                                        1998       1997        1998      1997
                                       -------    -------    -------    -------
Revenues:
      Other ........................   $     5    $     7    $    33    $    82
Costs and Expenses:
      General and administrative ...        98        242        195        394
                                       -------    -------    -------    -------
Net loss ...........................   $   (93)   $  (235)   $  (162)   $  (312)
                                       =======    =======    =======    =======
Net loss per share,
      basic and diluted ............   $  (.03)   $  (.06)   $  (.05)   $  (.06)
                                       =======    =======    =======    =======
Weighted average number of
      common shares outstanding ....     3,466      3,934      3,466      5,067
                                       =======    =======    =======    =======

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                  Page 5 of 11
                     SARATOGA RESOURCES, INC. FORM 10-QSB


                  SARATOGA RESOURCES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                 (Unaudited)


                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                            -------------------
                                                             1998        1997
                                                            -----       -------
Cash flows from operating activities:
      Net loss .......................................      $(162)      $  (312)
Changes in operating assets and liabilities:
      Decrease in accounts receivable ................       --              51
      Increase (decrease) in accounts payable ........        (13)         (181)
        & other liabilities
      Depreciation ...................................          4             1
                                                            -----       -------
Net cash used in operating activities ................       (171)         (441)
                                                            -----       -------
Cash flows from investing activities:
      Purchase of treasury stock .....................       --            (175)
      Other asset additions ..........................        (17)         --
                                                            -----       -------
      Net cash used in investing activities ..........        (17)         (175)
                                                            -----       -------
Cash flows from financing activities:
      Payments on borrowings .........................         (1)         --
                                                            -----       -------
      Net cash used in financing activities ..........         (1)         --
                                                            -----       -------
      Net decrease in cash ...........................       (189)         (616)
      Cash at beginning of period ....................        666         1,350
                                                            -----       -------
      Cash at end of period ..........................      $ 477       $   734
                                                            =====       =======

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                   Page 6 of 11
                     SARATOGA RESOURCES, INC. FORM 10-QSB

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements included herein are those of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

      The accompanying financial information as of June 30, 1998 and for the six month periods ended June 30, 1997 and 1998 was prepared by the Company in compliance with the rules and regulations of the Securities and Exchange Commission, without audit, and reflects all adjustments, consisting of normal recurring accruals, deemed necessary by management to fairly present the Company's financial position and results of operations.

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

                                                                  Page 7 of 11
                     SARATOGA RESOURCES, INC. FORM 10-QSB

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

                                                                  Page 8 of 11
                     SARATOGA RESOURCES, INC. FORM 10-QSB

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

                                                                  Page 9 of 11
                     SARATOGA RESOURCES, INC. FORM 10-QSB

      Accordingly, all claims and counterclaims by and against the Company and the two directors (Cooke and Dryer) have been dismissed, and there is no other pending litigation against the Company or its officers or directors.

RESULTS OF OPERATIONS

      REVENUES. As result of the Foreclosure Sale of the oil and gas interests, there was no oil and gas revenue during the quarters ended June 30, 1998 and June 30, 1997. Revenues for the second quarter of 1998 were $5,000, as compared to $7,000 for the same period in 1997. All of the Company's revenues during the second quarter of 1998 consisted of $5,000 in interest income. Total revenues for the six-month period ended June 30, 1998, were $33,000, consisting of $12,000 in interest income and a $21,000 gain from the sale of stock. Total revenues for the six-month period ended June 30, 1997, were $82,000, which included $18,000 in interest income and $62,000 from the settlement of a lawsuit.

      COSTS AND EXPENSES. Costs and expenses have been reduced significantly as the result of the sale of the oil and gas properties in 1996. These costs included general and administrative costs and depreciation expense. General and administrative expenses were $98,000 for the three-month period ended June 30, 1998, as compared to $242,000 for the same three-month period in 1997. For the six-month period ended June 30, 1998, total general and administrative expenses were $195,000, as compared to $394,000 for the same six-month period in 1997. The decrease in general and administrative expenses in 1998, as compared to the same period in 1997, is attributable to the payment by the Company in 1997 of several nonrecurring items, such as $159,864 in legal fees attributable to the litigation with Kaminski, and the payment of $148,000 in deferred salaries to Cooke.

      NET LOSS. Net loss for the three-month period ended June 30, 1998 was ($93,000) as compared to a net loss of ($235,000) for the three-month period ended June 30, 1997. Net loss per share for the three-month period ended June 30, 1998 and June 30, 1997 was ($0.03) and ($0.06), respectively. Net loss per share for the six-month period ended June 30, 1998 was ($0.05), as compared to ($0.06) per share for the six-month period ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's assets at June 30, 1998 consist almost entirely of cash in the amount of $477,000. The Company believes that its current cash balance will be sufficient to conduct its business for the foreseeable future.

                                                                 Page 10 of 11
                     SARATOGA RESOURCES, INC. FORM 10-QSB

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

      (10)  MATERIAL CONTRACTS

                                                                 Page 11 of 11
                     SARATOGA RESOURCES, INC. FORM 10-QSB

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

Date:  August 13, 1998