Form 10QSB
period 1998-09-30
SARATOGA RESOURCES INC
filed 1998-11-17
CIK 311046

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

             [X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1998

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

                                    Yes X    No__

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to distribution of securities under a plan confirmed by a court.
                                    Yes__    No__

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      As of September 30, 1998, there were 3,465,292 issued and outstanding shares of Registrant's common stock, $.001 par value.

                                                                         2 of 11
SARATOGA RESOURCES, INC. FORM 10-QSB

                            SARATOGA RESOURCES, INC.
                         Quarterly Report on Form 10-QSB

                                      Index


                                                      Page No.

PART I.     Financial Information (Unaudited)

            Condensed Consolidated Balance sheets                  3
            September 30, 1998 and December 31, 1997

            Condensed Consolidated Statements of Operations        4
            Three months ended September 30, 1998 and 1997
            Nine months ended September 30, 1998 and 1997

            Condensed Consolidated Statements of Cash Flows        5
            Nine Months ended September 30, 1998 and 1997

            Notes to Condensed Consolidated Financial Statements   6

Item 2      Management"s Discussion and Analysis of
            Financial Condition and Results of Operations          6

PART II.    Other Information                                     10

Item 1      Legal Proceedings                                     10

Item 2      Changes in Securities                                 10

Item 3      Defaults Upon Senior Securities                       10

Item 4      Submission of Matters to Vote of Security Holders
10

Item 5      Other Information                                     10

Item 6      Exhibits and Reports on Form 8-K                      10

            Signatures                                            11

                                                                    Page 3 of 11
SARATOGA RESOURCES, INC. FORM 10-QSB

                  SARATOGA RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

ASSETS
                                                          SEPTEMBER  30, DECEMBER 31,
                                                                1998       1997
                                                                ----       ----
                                                             (unaudited)
Current Assets:
   Cash ..................................................   $   393    $   666
   Trade receivables; less allowance for doubtful
     accounts of $23,000 at September 30, 1998 and
     December 31, 1997 ...................................      --         --
                                                             -------    -------
   Total current assets ..................................       393        666

   Equipment, net of accumulated depreciation ............        36         44
   Other assets ..........................................        34       --
                                                             -------    -------

Total Assets .............................................   $   463    $   710
                                                             =======    =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities ...............   $     8    $     2
  Legal suspense .........................................      --           16
  Current maturities of debt .............................         4          4
                                                             -------    -------
  Total current liabilities ..............................        12         22
                                                             -------    -------

Long-term debt, net of current portion ...................        19         21


Stockholders' Equity
   Preferred stock, $.001 par value; 5,000,000 shares
    authorized Common stock $.001 par value;
    50,000,000 shares authorized, 3,465,292 shares
    issued and outstanding ...............................         3          3
  Additional paid-in capital .............................     2,490      2,490
  Accumulated deficit ....................................    (2,059)    (1,824)
  Treasury stock, at cost ................................        (2)        (2)
                                                             -------    -------
Total stockholders' equity ...............................       432        667
                                                             -------    -------
Total Liabilities and Stockholders"s Equity ..............   $   463    $   710
                                                             =======    =======

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SARATOGA RESOURCES, INC. FORM 10-QSB                                Page 4 of 11


                  SARATOGA RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                Three Months Ended     Nine  Months Ended
                                                    SEPTEMBER 30,         SEPTEMBER 30,

                                                   1998       1997        1998       1997
                                                 -------    -------    -------    -------
Revenues:
      Other ..................................   $     4    $     6    $    37    $    88
                                                 -------    -------    -------    -------

Costs and Expenses:
      Depletion, depreciation and amortization         3          1          8          2
      General and administrative .............        75        105        262        498
      Interest expense .......................      --            8          2          8
                                                      78        114        272        508

Net loss .....................................   $   (74)   $  (108)   $  (235)   $  (420)

Net loss per share ...........................   $  (.02)   $  (.03)   $  (.07)   $  (.09)

Weighted average number of common
shares outstanding ...........................     3,466      3,466      3,466      4,527


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SARATOGA RESOURCES, INC. FORM 10-QSB                                Page 5 of 11



                  SARATOGA RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                             Nine Months Ended
                                                                SEPTEMBER 30,
                                                            --------------------
                                                               1998        1997
Cash flows from operating activities:
   Net loss ............................................    $  (235)    $  (420)

Changes in operating assets and liabilities:
   Decrease in accounts receivable .....................       --            51
   Increase (decrease) in accounts payable &
    accrued liabilities ................................        (10)       (181)
   Other ...............................................          8           2
                                                            -------     -------

Net cash provided by (used in) operating activities ....       (237)       (548)
                                                            -------     -------

Cash flows from investing activities:
    Purchase of treasury stock .........................       --          (175)
   Other asset additions ...............................        (34)        (31)
                                                            -------     -------
   Net cash used in investing actives ..................        (34)       (206)
                                                            -------     -------

Cash flows from financing activities:
   Proceeds from borrowings ............................       --            26
   Payments on borrowings ..............................         (2)         (1)
                                                            -------     -------
   Net cash provided by financing activities ...........         (2)         25
                                                            -------     -------

   Net (decrease) increase in cash .....................       (273)       (729)
   Cash at beginning of period .........................        666       1,350
                                                            -------     -------
   Cash at end of period ...............................    $   393     $   621
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

      The accompanying financial information as of September 30, 1998 and for the three and nine month periods ended September 30, 1997 and 1998 was prepared by the Company in compliance with the rules and regulations of the Securities and Exchange Commission, without audit, and reflects all adjustments, consisting of normal recurring accruals, deemed necessary by management to fairly present the Company"s financial position and results of operations.

      These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company"s Annual Report to the Securities and Exchange Commission on Form 10-KSB for the year ended December 31, 1997.

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

      Unable to meet its financial obligations under the Credit Agreement, the Company received notices of default from ING, whereupon ING threatened to foreclose its perfected first lien security interests in the Properties and in a majority of the assets of the Saratoga Entities (the "Interests"). At the same time the Company was receiving notices of default from ING, the Company was attempting to negotiate a transaction with PrimeEnergy Corporation, a Delaware corporation ("PrimeEnergy"), involving either a merger of the two entities or a sale of the assets of the Saratoga Entities to PrimeEnergy. The situation with ING obviously complicated the Company"s efforts with PrimeEnergy, as it had with other companies with which the Company had been involved in similar negotiations.

      Facing what the Company believed to be an eminent foreclosure action by ING which would restrict the Company"s objectives and its ability to consummate negotiations with PrimeEnergy, in April of 1996, the Saratoga Companies filed an Original Petition and Application for Injunctive Relief against ING and ING Securities, C96-399-D3 in the 341st Judicial District Court of Webb County, Texas. Subsequently, the Company and ING entered into discussions in an attempt to reach a final resolution of ING"s rights under the Credit Agreement and the Company"s asserted claims.

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

SARATOGA RESOURCES, INC. FORM 10-QSB                                Page 8 of 11


      The Agreement provided for a Foreclosure Sale of a majority of the assets (the "Interests") of the Saratoga Entities to ING pursuant to ING"s rights under the Credit Agreement. Upon completion of the Foreclosure Sale on May 7, 1996, at which ING was the highest bidder, ING concurrently sold the Interests to PrimeEnergy for $7,180,000 in cash and additional consideration as provided in that certain Purchase and Sale Agreement dated May 7, 1996, by and between ING and PrimeEnergy.

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

      Since May 7, 1996, the Company has not been engaged in the production of oil and gas. However, the Board has continued to pursue certain exploration and production activities through its wholly-owned subsidiaries Saratoga-Texas and LEI, while at the same time reevaluating its business plan going forward.

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

      Pursuant to the terms of the Settlement Agreement, Kaminski transferred all of his equity interests in the Company, consisting of 2,465,371 shares of common stock and 100,000 stock warrants, to the Company, and forgave debt owed him by the Company of $50,000 plus interest. Kaminski also agreed to sell to the Company 8,000 shares of the Company"s common stock held in trust. Both the Company and Kaminski agreed to release and discharge any and all claims or causes of action of every nature existing between the parties.

      Accordingly, all claims and counterclaims by and against the Company and the two directors (Cooke and Dryer) have been dismissed, and there is no other pending litigation against the Company or its officers or directors.

SARATOGA RESOURCES, INC. FORM 10-QSB                                Page 9 of 11


RESULTS OF OPERATIONS

      REVENUES. As a result of the Foreclosure Sale of the oil and gas interests, there has been no oil and gas revenue during the quarters ended September 30, 1998 and September 30, 1997. Revenues for the third quarter of 1998 were $4,000 in interest income as compared to $6,000 in interest income for the same period in 1997. Revenues for the nine month period ended September 30, 1998 included $16,000 in interest income and a $21,000 gain from the sale of stock. Revenues for the nine month period ended September 30, 1997 included $25,000 in interest income and $63,000 from the settlement of a lawsuit.

      COSTS AND EXPENSES. Cost and expenses have been reduced significantly as the result of the sale of the oil and gas properties in 1996. These costs included general and administrative costs and depreciation expense. They were $78,000 for the three months ended September 30, 1998 as compared to $114,000 during the same period in 1997. These costs totaled $272,000 during the nine month period ended September 30, 1998 as compared to $508,000 incurred during the same period in 1997. The $272,000 in costs incurred in 1998 included $8,000 in depreciation, $2,000 in interest expenses, $120,000 in salaries and wages, and $142,000 in other general and administrative expenses. The $508,000 in costs and expenses incurred during the nine month period ended September 30, 1997 included $148,000 in deferred salaries and $8,049 in interest paid to Cooke, the Chief Executive Officer, $159,864 in legal and professional fees primarily related to the litigation with Kaminski, and the remaining $192,097 consisting of depreciation costs and general and administrative costs.

      NET LOSS. Net loss for the nine month period ended September 30, 1998 was ($235,000) as compared to a net loss of ($420,000) for the nine month period ended September 30, 1997. Net loss per share for the respective periods was ($.07) as compared to ($.09).

      Net loss for the three month period ended September 30, 1998 was ($74,000) as compared to a net loss of ($108,000) for the three month period ended September 30, 1997. Net loss per share for the respective periods was ($.02) as compared to ($.03).


LIQUIDITY AND CAPITAL RESOURCES

      The Company"s assets at September 30, 1998 consist almost entirely of cash in the amount of $393,000 and $666,000 in cash at December 31, 1997. The Company believes that its current cash balance will be sufficient to conduct its business for the foreseeable future.

SARATOGA RESOURCES, INC. FORM 10-QSB                               Page 10 of 11

CURRENT EVENTS

      The Company has been in the process of pursuing various potential business opportunities, while continuing its oil and gas efforts through its wholly-owned subsidiaries Saratoga-Texas and LEI. In this regard, the Company recently entered into a purchase and sale agreement for the acquisition of certain oil and gas properties for a purchase price of $27.5 million. The Company was ultimately unsuccessful in consummating the acquisition, but was awarded a $400,000 break-up fee. The Company continues to pursue hydrocarbon production and mineral lease acquisitions, as well as prospect development. The Company has retained consultants for the purpose of evaluating mineral lease acquisitions in Houston County, Texas and production purchases in the Los Angeles basin. Additionally, the Company has retained a geological/geophysical firm to utilize the Company's data to identify exploration and development prospects. The Company continues to evaluate potential acquisitions.

     The Company is continuing to pursue potential business opportunities. The consummation of any material business opportunity may require approval by the shareholders pursuant to Delaware law. In such event (shareholder approval is necessary), the Board will call for a Special Meeting of the shareholders to obtain such approval.

PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to  Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K - None

SARATOGA RESOURCES, INC. FORM 10-QSB                               Page 11 of 11

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          SARATOGA RESOURCES, INC.


                                          By:/s/ THOMAS F. COOKE
                                          Thomas F. Cooke
                                          Chairman of the Board
                                          Chief Executive Officer and
                                          Principal  Accounting  and Financial
Officer

Date: November 9, 1998