Form 10KSB
period 1998-12-31
SARATOGA RESOURCES INC
filed 1999-04-07
CIK 311046

-------------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                   FORM 10-KSB

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-11498
                          ----------------------------

                            SARATOGA RESOURCES, INC.
                 (Name of small business issuer in its charter)


           Delaware                                     76-0453392
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                 301 Congress Avenue, Suite 1550, Austin, Texas
                 78701 (Address of principal executive offices,
                               including Zip Code)

                                 (512) 478-5717

                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                                (Title of class)

-------------------------------------------------------------------------------


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report is), and (2) his been subject to such filing requirements for the past 90 days. Yes x No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part M of this form 10-KSB or any amendment to this Form 10-KSB. [x]

         The Registrant's revenues for the calendar year ended December 31, 1998, were $39,000.

         As of March 29, 1999, the aggregate market value of the voting stock of the registrant held by non-affiliates was $564,511.

         As of December 31, 1998 there were 3,465,292 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one).  Yes      No    x

                    DOCUMENTS INCORPORATED BY REFERENCE -None

                                TABLE OF CONTENTS

PART I ....................................................................  1
     Item 1. Description of Business ......................................  1
     Item 2. Description of Property ......................................  4
     Item 3. Legal Proceedings. ...........................................  5
     Item 4. Submission of Matter to a Vote of Security Holders ...........  5

PART II ...................................................................  6
     Item 5. Market for Registrant's Common Equity and Related
                Stockholder Matters. ......................................  6
     Item 6. Management's Discussion and Analysis of Financial
                Condition and Results of Operations. ......................  6
     Item 7. Financial Statements. ........................................  8

     Item 8. Changes in and disagreements with Accountants on Accounting and Financial Disclosure. .................................  8

PART III ..................................................................  9

      Item 9. Directors, Executive Officers, Promoters and Control
                 Persons...................................................  9
      Item 10. Executive Compensation...................................... 10
      Item 11. Security Ownership and Certain Beneficial Owners and
                 Management................................................ 10
      Item 12. Certain Relationships and Related Transactions. ............ 11
      Item 13. Exhibits and Reports on Form 8-K. .......................... 12

SIGNATURES ................................................................ 14

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

RECENT DEVELOPMENTS

         Since the completion in 1996 of the sale of a majority of the Company's oil and gas producing properties (see "History - ING-P/Energy Agreement"), the Company has been in the process of pursuing various potential business opportunities, while continuing its oil and gas efforts. In this regard, the Company recently entered into a purchase and sale agreement for the acquisition of certain oil and gas properties for a purchase price of $27.5 million. The Company was ultimately unsuccessful in consummating the acquisition, but was awarded a $400,000 transaction break-up fee. The Company continues to pursue hydrocarbon production and mineral lease acquisitions, as well as prospect development. The Company has retained consultants for the purpose of evaluating mineral lease acquisitions in Houston County, Texas, and production purchases in the Los Angeles basin. Additionally, the Company has retained a geological/geophysical firm to utilize the Company's data to identify exploration and development prospects. The Company continues to evaluate potential acquisitions. In 1998, the Registrant considered the acquisition or development of numerous businesses, and these efforts resulted in the transactions hereinafter described.

         On March 27, 1998, Saratoga Resources, Inc., a Texas corporation ("Saratoga-Texas"), which is a wholly owned subsidiary of the Registrant, entered into a consulting agreement with an independent oil and gas exploration company to utilize the Registrant's extensive seismic and well log data for the identification of oil and gas exploration and development prospects. In this regard, Saratoga-Texas is now pursuing a re-entry project in Dawson County, Texas. On March 18, 1999, Saratoga-Texas entered into a second agreement with the same company to evaluate opportunities in the Louisiana Cretaceous shelf and extended the 1998 agreement. Under these agreements, Saratoga-Texas provides advisory services and receives compensation in the form of a working interest and/or royalties generated from identified prospects of up to 33%.

         Consumer Debt-collection Finance. The Registrant formed Saratoga Holdings I, Inc., a Texas corporation ("SHI"), as a wholly owned subsidiary in October 1998 and commenced operation of a consumer finance business in December 1998 by the acquisition of a portfolio of consumer debt receivables at a deep discount, upon which SHI is now realizing collections. SHI expects to collect the debt or resell the portfolio in its current or a restructured configuration. SHI is not a licensed collection agency - it retains a licensed collection agency to collect the accounts on a commission basis.

         SHI has filed a registration statement on Form SB-2 to register up to 3,465,292 shares (approximately 90%) of SHI's outstanding common stock, to effect a proposed spinoff of SHI to the shareholders of Saratoga Resources, Inc., a Delaware corporation. The proposed spinoff is a part of the Registrant's strategy of enhancing shareholder value and would be necessary if the Eyecare

Acquisition described below comes to fruition. The unregistered shares of SHI will be retained by Saratoga-Texas.

         Letters of Intent for Eyecare Acquisition. On December 22, 1998 the Company entered into letters of intent with each of PrimeVision Health, Inc., a Delaware corporation ("Prime"), which is a vertically integrated vision services company, and OptiCare Eye Health Centers, Inc., a Connecticut corporation ("OptiCare"), which is a provider of consulting, administrative and other support services to ophthalmology and optometry eyecare centers located in Connecticut, whereby the Registrant would acquire Prime and OptiCare in an all-stock transaction by issuance to the shareholders of OptiCare and Prime of shares of the Company's common stock constituting 97.5% of the outstanding common stock of the Company (the "Eyecare Acquisition"). The Registrant has completed its due diligence review of Prime and OptiCare and is negotiating a definitive agreement, but the parties have not yet entered into a formal agreement. The letters of intent and the proposed agreement, as currently negotiated, contemplate that consummation of the Eyecare Acquisition would be subject to numerous conditions, including (i) the restructuring of certain debt and other obligations of Prime and OptiCare, (ii) the approval by the Registrant's shareholders of certain amendments to the certificate of incorporation of the Registrant to authorize sufficient capital stock for the Eyecare Transaction, (iii) the effectiveness of a registration of the Registrant's common stock to be issued in the Eyecare Acquisition, (iv) the spinoff or other disposition of the Registrant's other subsidiaries and operations, and (v) the listing of the Registrant's common stock on the American Stock Exchange or the NASDAQ National Market. There can be no assurance that the Eyecare Transaction will be consummated.

HISTORY

         On September 8, 1993, the Company (which was then known as "Sterling Resources Corporation") underwent a comprehensive change in management and was recapitalized through acquisition of Saratoga Resources, Inc., a Texas corporation ("Saratoga-Texas"). The then existing five stockholders of Saratoga-Texas exchanged 100% of Saratoga-Texas stock for over 90% of the outstanding voting rights of Sterling and provided new management for the Company. Prior to this date, the Company had been a "shell" with virtually no business assets or capital. In January 1994, the Company changed its domicile from Utah to Delaware and changed its name to Saratoga Resources, Inc.

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

         On May 25, 1994, the Company established a new lending relationship with Internationale Nederlanden (U.S.) Capital Corporation, a Delaware corporation ("ING"), by executing a credit agreement and related documents (the "Pre-existing Credit Agreement"). As of that date, The

Company used the various credit facilities that were provided by ING (i) to acquire, through Saratoga-Texas, 57.15% of the outstanding common stock of Lobo Energy, Inc., a Texas corporation ("LEI"), (ii) pay off all debt associated with those properties at the time of acquisition, (iii) retire all credit facilities at BankOne,(iv) develop existing oil and gas properties, and (v) provide general working capital. Saratoga-Texas paid a purchase price of $6,000,375 for the LEI common stock.

         On March 31, 1995, the Company and ING entered into a new credit agreement (the "Credit Agreement") to refinance the existing debt to ING, to purchase the remaining LEI common stock and provide additional money for acquisitions of additional properties. On that date, the Company acquired the remaining 42.85% of the common stock of LEI from Mr. Peter P. Pickup ("Pickup"). As a result of this acquisition, the Company, through Saratoga-Texas, owned and controlled 100% of the common stock outstanding of LEI. Concurrently with the purchase of the LEI common stock, LEI assigned to Saratoga-Texas all of LEI's oil and gas assets. The total purchase price paid by Saratoga-Texas was $5,401,000. The Company also refinanced $2,411,000 in debt due ING allocable to LEI and its properties.

         ING-P/Energy Agreement. On May 7, 1996, the Company entered into an agreement(the "ING-P/Energy Agreement") by and among the Company, Saratoga-Texas, Lobo Operating, Inc., a Texas corporation ("LOI"), Lobo Energy, Inc., a Texas corporation ("LEI") (the Company and Saratoga-Texas, LOI and LEI, its direct or indirect subsidiaries being sometimes collectively referred to herein as the "Saratoga Companies"), Thomas F. Cooke ("Cooke"), Joseph T. Kaminski ("Kaminski"), Randall F. Dryer ("Dryer") (the Saratoga Companies, Cooke, Kaminski and Dryer sometimes referred to herein as the "Saratoga Parties"), Prime Energy Corporation, a Delaware corporation ("P/Energy"), and ING. (Prime Energy Corporation has no affiliation with PrimeVision Health, Inc., referred to elsewhere herein.)

         The ING-P/Energy Agreement provided for a sale of virtually all of the assets (the "Interests") of Saratoga-Texas, LOI and LEI (Saratoga-Texas, LOI and LEI sometimes collectively referred to herein as the "Saratoga Entities") to ING pursuant to ING's rights under that certain Credit Agreement and related documents (collectively the "Credit Agreement") dated March 30, 1995, by and among the Company, Saratoga-Texas, LEI and ING. Upon consummation of the ING-P/Energy Agreement on May 7, 1996, at which ING was the highest bidder, ING concurrently sold the Interests to P/Energy for cash consideration of $7,180,000 and additional consideration as provided in the agreement. The cash proceeds from the sale were applied to the settlement of outstanding vendor debt and other related liabilities of the Saratoga Companies, and $1,500,000 was paid to the Company. As a result of the settlement of all such liabilities, the Company had no material liabilities going forward. Its principal asset at that time consisted of approximately $1,500,000 in cash which was available for the pursuit of new business opportunities or for other proper corporate purposes.

         Background of ING-P/Energy Agreement. The Company, Saratoga-Texas, LEI and ING entered into the Credit Agreement to facilitate the acquisition by Saratoga-Texas of the LEI assets previously owned by Pickup. Under the terms of the Credit Agreement, ING established two credit facilities in favor of Saratoga-Texas in the combined maximum principal amount of $19,000,000, subject to the borrowing base limitations set forth therein. All oil and gas properties (the "Properties") owned by the Saratoga Entities were pledged as collateral under the Credit Agreement and all obligations to ING were also guaranteed by the Company and all of its subsidiaries. Funds obtained from these credit facilities were anticipated to be used for the development of the Properties by the Company.

         Subsequent to entering into the Credit Agreement, the Company engaged Internationale Nederlanden (U.S.) Securities Corporation ("ING Securities"), a subsidiary of ING, to assist the Company in a private placement of Company stock. The private placement efforts were not successful and additional funds necessary for the development of the Properties were not provided by ING.

         The failure of the private placement efforts -- combined with the shortage of funds for the development of its Properties -- placed the Company in a severe financial crisis. At about that time, therefore, the Company replaced its existing chief executive officer with Mr. Thomas F. Cooke, who was then (and continues to be) the Chairman of the Board. In an attempt to salvage the maximum value of the Saratoga Companies for the benefit of the other creditors and the Company and its shareholders, the Saratoga Companies spent several months examining and pursuing various alternatives with respect to (i) the possible refinancing and/or restructuring of the debt of the Saratoga Companies, (ii) the sale of the Saratoga Companies or their underlying assets, and (iii) the prosecution or settlement of certain potential claims against ING.

         Facing what the Company believed to be an eminent foreclosure action by ING which would restrict the Company's objectives and its ability to consummate negotiations with P/Energy, in April of 1996, the Saratoga Companies filed a lawsuit against ING and ING Securities, the principal relief sought therein being injunctive relief from the threatened foreclosure. Subsequently, the Company and ING entered into discussions in an attempt to reach a final resolution of ING's rights under the Credit Agreement and the Company's asserted claims. In reviewing its options, the Company believed that sale of assets pursuant to the ING-P/Energy Agreement would leave the Company in a better financial position than a contested foreclosure sale by ING.

EMPLOYEES

         At December 31, 1998, the Company employed two full time employees consisting of one executive officer (the Chief Executive Officer) and an office manager.


ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company maintains an office in Austin, Texas, on a month-to-month basis at a current rate of $2,175 per month.

ITEM 3.  LEGAL PROCEEDINGS.

         None.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of the security holders of the Company through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 31, 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock is not listed on any stock exchange but from time to time has is reported by the NASD on the OTC Bulletin Board under the symbol "SRIK". The range of high and low bid information for the shares of the Company's common stock for the last two complete fiscal years, as reported by the National Quotation Bureau, is set forth below. Such quotations represent prices between dealers, do not include retail markup, markdown or commission, and may not represent actual transactions.


                                                  High          Low
Year Ended December 31, 1997
----------------------------
     First Quarter                               $0.281       $0.094
     Second Quarter                               0.219        0.094
     Third Quarter                                0.219        0.094
     Fourth Quarter                               1.125        0.063

Year Ended December 31. 1998
----------------------------
     First Quarter                                0.188        0.188
     Second Quarter                               1.125        0.188
     Third Quarter                                0.25         0.25
     Fourth Quarter                               0.25         0.063

         As of March 25, 1999, 3,465,292 shares of the Company's common stock were issued and outstanding and held by approximately 1,350 holders of record.

         The Company has never paid cash dividends and does not intend to do so for the foreseeable future. Future earnings, if any, will be used to support the Company's growth. Any future determination as to the payment of dividends on the Common Stock will be at the discretion of the Board of Directors and will depend upon the Company's operating results, financial condition, capital requirements, restrictions imposed by lenders, if any, and such other factors as the Board of Directors may deem relevant.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Since the consummation of the ING-P/Energy Agreement (see "History - ING-P/Energy Agreement"), management has sought new business opportunities through acquisitions and through use of the Company's database and expertise in the oil and gas business, with a view to enhancing shareholder value. Results of operations should be evaluated in light of the Registrant's being in a period of transition, in which management is seeking to develop new businesses that will ultimately generate earnings and otherwise enhance shareholder value. In December 1998, Saratoga Holdings I, Inc., a wholly owned subsidiary of the Company, acquired a portfolio of consumer debt receivables at a deep discount and commenced a business of acquiring, reselling, managing and collecting portfolios of delinquent and defaulted accounts receivable.

RESULTS OF OPERATIONS

         Revenues. Total revenues for fiscal 1998 were $39,000, as compared to $35,000 for fiscal 1997. Revenue from consumer debt finance was negligible in 1998, as the Registrant started the business only in December of 1998.

         Costs and Expenses. Cost and expenses were reduced in 1998 as a result of determined cost control efforts of management. Costs and expenses for fiscal 1998 totaled approximately $363,000, compared to $462,000 for fiscal 1997.

         Net Loss. The Registrant's consolidated net loss was approximately $324,000 in 1998, compared to a net loss of $118,000, an increase of approximately $206,000. In fiscal 1997, the Company had a non-recurring gain of approximately $309,000 that was attributable to the settlement of litigation with a former officer and shareholder. Excluding the effect of such non-recurring gain, the Company's net loss in 1998 would be $103,000 less than the net loss in 1997, which management attributes to its cost control efforts.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's assets at December 31, 1998, consist almost entirely of cash in the amount of $290,000. The Company believes that its current cash balance will be sufficient to conduct its business for the next 12 months. Management believes that its cost control efforts will enable the Company to continue its operations for the next 12 months without additional cash on hand.

YEAR 2000 ISSUE

         The Company utilizes software and related technologies that may be affected by the Year 2000 problem, which is common to most businesses. The Company is addressing the effect of the potential Year 2000 problem on all its critical systems and with all of its critical vendors, customers and clients. At this time, critical information systems throughout the Company are Year 2000 compliant. No extra costs were incurred in obtaining this compliance. Management has determined that no critical business areas will be adversely affected by Year 2000 issues, but the Company continues to work with its vendors, customers and others to ensure a smooth transition. Based on the foregoing, management does not consider any contingency plan to be necessary, and management believes that any costs and risks related to Year 2000 compliance will not have a material adverse impact on the liquidity or financial position of the Company. If the Company hereafter engages in acquisitions or business combinations, such as the purchase of the consumer debt accounts receivable in 1998 or the proposed Eyecare Transaction, management will address possible new Year 2000 problems related to such transactions at the time of such transactions.

FORWARD-LOOKING STATEMENTS

         Statements contained herein that relate to the Company's future performance, including without limitation statements with respect to the Company's anticipated results for any portion of 1999, shall be deemed forward looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. A number of factors affecting the Company's business and operations could cause actual results to differ materially from those contemplated by the forward looking statements. Those factors include, but are not limited to, demand and competition for the Company's products and services, changes in the requirements of clients and customers, and changes in general economic conditions that may affect demand for the Company's products and services or otherwise affect results of operations or the value of the Company's assets. The forward-looking statements that are included in this report were prepared by management and have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third party has independently verified or reviewed such statements. Readers of this report should consider these facts in evaluating the information and are cautioned not to place undue reliance on the forward-looking statements contained herein.

ITEM 7.  FINANCIAL STATEMENTS.

         See the Index to Financial Statements appearing at page F-1 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE.

         The information set forth in the Registrant's Current Report on Form 8-K dated March 29, 1999, including Amendment No. 1 thereto, is incorporated herein by reference.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

         Executive officers of the Company and its wholly owned subsidiaries serve at the pleasure of the Board of Directors and are elected annually at a meeting of the Board of Directors. Set forth are the directors and executive officers at March 29, 1999:


           Name                       Position                            Age

Thomas F. Cooke         Chairman of the Board, Chief Executive             50
                        Officer, President, Treasurer and Secretary
Kevin M. Smith          Director                                           54


BIOGRAPHICAL INFORMATION

         As of March 29, 1999, the following provides information as to each executive officer and director of the Company, including age, principal occupation and business experience during the last five years:

THOMAS F. COOKE, CHAIRMAN OF THE BOARD, CHIEF EXECUTIVE OFFICER, PRESIDENT, TREASURER AND SECRETARY, age 50, was one of the co-founders of Saratoga Resources, Inc. in 1990. Mr. Cooke has been a self employed independent oil and gas producer for the last 17 years. Sterling acquired Saratoga-Texas in September 1993, at which time Mr. Cooke was elected Chairman of the Board and Chief Operating Officer of Sterling. Mr. Cooke is a member of the Texas Independent Producer and Royalty Owner Association and serves as Director and Chairman of the North American Energy Issues Committee. Mr. Cooke replaced Joseph T. Kaminski as Chief Executive Officer on April 3, 1996.

KEVIN M. SMITH, DIRECTOR, age 54, has in excess of 30 years experience as an exploration geophysicist. In 1977, after ten years with Amoco Production, Mr. Smith joined R. Brewer and Company, a geophysical consulting firm. In 1984, he formed his own geophysical consulting firm (Kevin M. Smith, Inc.), which he continues to operate. Mr. Smith completed three years of undergraduate work at the University of Texas in 1966 and received a Bachelor of Science degree with a dual major of Geology and Geophysics at the University of Houston in 1967. He also did post graduate studies in Geology and Geophysics at the University of Houston. Mr. Smith has written professional papers on innovative uses of geophysics in horizontal drilling projects.

         Compliance With Section 16(a) of the Exchange Act. During the fiscal year ended December 31, 1998, based on a review of Forms 3 and 4 furnished to the Company during its most recent fiscal year and Forms 5 furnished to the Company with respect to its most recent fiscal year, all reporting persons of the Company were in compliance with Section 16(a) of the Exchange Act.

ITEM 10.  EXECUTIVE COMPENSATION.

         The following Summary Compensation Table sets forth all cash compensation paid, distributed or accrued for services, including salary and bonus amounts rendered in all capacities, for the Company during the fiscal years ended December 31, 1998, 1997, and 1996. All other tables required to be reported have been omitted as there has been no compensation awarded to, earned by or paid to any of the Company's executives in any fiscal year covered by the tables.

                           SUMMARY COMPENSATION TABLE


                                 Annual Compensation
                                 -------------------
Name and Principal Position      Fiscal Year Ended             Salary
---------------------------      -------------------           ------
Thomas Cooke
CEO                                     1998                  $120,000
                                        1997                  $120,000(1)
                                        1996                  $116,500(2)

DIRECTOR COMPENSATION

         Directors of the company currently serve without any compensation for their services, either in the form of monetary compensation, stock or stock options.


ITEM 11.  SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information concerning the shares of the Company's common stock beneficially owned by each director of the company and all directors and officers as a group and each holder of over five percent of the outstanding common stock as of March 29, 1999. The

-----------------


(1) During fiscal years 1996 and 1997, the Company deferred portions of salary due to Mr. Cooke, which were paid in full later in 1997, together with $8,048 in interest. The salary information set forth in the Summary Compensation Table for 1997 does not include (i) cash paid in 1997 for salary deferred from prior years or (ii) interest payments on any deferred salary.

(2) Includes $60,000 which was earned in fiscal year 1996, but deferred and paid to Mr. Cooke in fiscal year 1997.

mailing address for all officers and directors is 301 Congress Avenue, Suite 1550, Austin, Texas 78701.


NAME OF BENEFICIAL OWNER                      SHARES          PERCENT(1)
------------------------                      ------          -------

Thomas F. Cooke                            2,320,422(2)          65%

Kevin M. Smith                               238,295(3)         6.9%


All executive officers and
   directors as a group (2 persons)        2,558,717           71.8%

(1) Based on 3,565,292 shares outstanding, which includes warrants to purchase 100,000 shares of Company common stock, which are exercisable within 60 days of March 27, 1999.

(2) Includes warrants to purchase 100,000 shares of Company common stock, which ware exercisable within 60 days of March 27, 1999; also includes 109,148 shares held by June Cooke, Mr. Cooke's spouse, of which Mr. Cooke disclaims beneficial ownership.

(3) Includes 20,000 shares held by Sandra Smith, Mr. Smith's spouse, of which Mr. Smith disclaims beneficial ownership.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Messrs. Cooke, Kaminski and Dryer acted as individual guarantors of $500,000 of the company's debt associated with the Hunter acquisition. See "Description of Business - History." In consideration for such guarantee, the Board of Directors of the Company granted Messrs. Dryer, Kaminski and Cooke options (the "Special Options") to purchase 50,000, 100,000 and 100,000 shares, respectively, of the Company's common stock at $1.60 per share. These options were exercisable from May 11, 1994 and were to expire five years thereafter.

         Effective May 17, 1997, the Company purchased 870,737 shares of common stock and all Special Options from Dr. Randall F. Dryer, who resigned as a Director of the Company effective as of the same date. The total purchase price for the common stock and the options was $175,000.

         Mr. Kaminski assigned Special Options back to the Company as part of the his settlement agreement dated March 10, 1997. Such assignment was part of the transaction wherein the Company, Cooke, Dryer and Dryer, Ltd. and Kaminski settled a lawsuit among Mr. Kaminski, the company and certain other parties.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

         The following documents are hereby incorporated by reference herein:

                  3.1 Certificate of Incorporation of Registrant, Saratoga Resources, Inc., filed with the Office of the Secretary of the State of Delaware on January 19, 1994. Incorporated by reference to the Form 10-KSB filed February 3, 1995, filed as Exhibit 3.1 thereto.

                  3.2 By-laws of Registrant, Saratoga Resources, Inc., a Delaware corporation, adopted January 20, 1994, as amended September 14, 1996. Incorporated by referenced to the Form 10-QSB filed November 13, 1996, and filed as Exhibit 3.2 thereto.

                  10.1 Compromise and Settlement Agreement dated May 7, 1996, by and between Saratoga Resources, Inc. a Delaware corporation, Saratoga Resources, Inc., a Texas corporation, Lobo Operating, Inc., a Texas corporation, LEI, Inc., a Texas corporation, Thomas
                           F. Cooke, Joseph T. Kaminski, Randall F. Dryer, and Internationale Nederlanden (U.S.) Capital Corporation, filed as Exhibit 1 to the Company's Report on Form 8-K dated May 7, 1996.

                  10.2 Purchase and Sale Agreement dated May 7, 1996, by and between Internationale Nederlanden (U.S.) Capital Corporation and Prime Energy Corporation, filed as
                           Exhibit 2 to the Company's Report on Form 8-K dated May 7, 1996.

                  10.3 Assignment and Bill of Sale dated May 7, 1996, by and between Saratoga Resources, Inc., a Delaware corporation and Prime Energy Corporation, filed as
                           Exhibit 3 to the Company's Report on Form 8-K dated May 7, 1996.

                  10.4 Settlement Agreement and Full and Final Release dated March 10, 1997, by and between Saratoga Resources, Inc., a Delaware corporation, Thomas F. Cooke, Randall F. Dryer, Dryer, Ltd., a Texas Family Partnership and Joseph T. Kaminski, filed as Exhibit 1 to the Company's Report on Form 8-K dated March 12, 1997.

                  10.5 Stock Purchase Agreement dated May 17, 1997, by and among the Company, Randall F. Dryer, and Dryer, Ltd.

                  10.6 Purchase and sale agreement dated effective November 12, 1998, between SHI and The Premium Group, incorporated by reference to the Registration

                           Statement on Form SB-2 of SHI filed with the SEC on December 1, 1998, Exhibit 10.1.

                  10.7 Service agreement dated as of November 12, 1998, between SHI and Premium Recoveries, Inc., incorporated by reference to the Registration Statement on Form SB-2 of SHI filed with the SEC on December 1, 1998, Exhibit 10.2.

                  16 Letter re Change in Certifying Accountants, incorporated by reference to Amendment No. 1 filed April 6, 1999, of Registrant's Current Report on Form 8-K dated March 29, 1999, Exhibit 16.

                  21 List of Subsidiaries, incorporated by reference to the Form 10-KSB filed March 27, 1998, Exhibit 21.


The following exhibits are filed herewith:

                  10.8 Letters of Intent both dated December 22, 1998, from the Company to the Boards of Directors of Prime Vision Health, Inc. and OptiCare Eye Health Centers, Inc., respectively.

                  10.9 Oil and gas prospect evaluation agreement with Trek Oil & Gas, Inc., dated March 27, 1998 (Texas). (Exhibits thereto omitted.)

                  10.10 Extension and amendment dated March 18, 1999 of oil and gas prospect evaluation agreement with Trek Oil & Gas, Inc. (Louisiana).

                  21       List of Subsidiaries.

                  27       Financial Data Schedule

(b)      Reports on Form 8-K:  None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Saratoga Resources, Inc.



By: /s/ Thomas F. Cooke,                                               Date: April 7, 1999
    -------------------------------------------
        Thomas F. Cooke, Chairman of the Board,
        Chief Executive Officer, President,
        Secretary and Treasurer


Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.


By: /s/ Thomas F. Cooke                                                Date: April 7, 1999
    --------------------------------------------
         Thomas F. Cooke, Chairman of the Board,
         Chief Executive Officer, President,
         Secretary and Treasurer



By: /s/ Kevin M. Smith                                                 Date: April 7, 1999
    --------------------------------------------
        Kevin M. Smith, Director

                    Saratoga Resources, Inc. and Subsidiaries
                    Audited Consolidated Financial Statements

                          Index to Financial Statements

Reports of Independent Auditors........................................F-2

Consolidated Balance Sheets as of December 31, 1997 and 1998...........F-4

Consolidated Statements of Operations
   for the years ended December 31, 1997 and 1998......................F-5

Consolidated Statements of Changes in Stockholders' Equity
   for the years ended December 31, 1997 and 1998......................F-6

Consolidated Statements of Cash Flows
   for the years ended December 31, 1997 and 1998......................F-7

Notes to Consolidated Financial Statements.............................F-9

                         Report of Independent Auditors



Board of Directors
Saratoga Resources, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of Saratoga Resources, Inc. and Subsidiaries as of December 31, 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saratoga Resources, Inc. and Subsidiaries at December 31, 1998, and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                           /s/ Ernst & Young LLP

Austin, Texas
March 31, 1999

                          INDEPENDENT AUDITORS REPORT


Board of Directors and Stockholders
Saratoga Resources, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheet of Saratoga Resources, Inc. and Subsidiaries as of December 31, 1997 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Saratoga Resources, Inc. and Subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for year then ended, in conformity with generally accepted accounting principles.


Hein + Associates LLP


     /s/ Hein + Associates LLP


Houston, Texas
January 15, 1998

                    Saratoga Resources, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                    (in thousands, except per share amounts)

                                                                                   DECEMBER 31
                                                                              1997             1998
                                                                        -----------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                               $    666          $     290
   Marketable securities                                                          -                 11
   Trade receivables, less allowance for doubtful accounts of $23
     at December 31, 1997 and 1998                                                -                  -
   Investment in past due accounts receivable                                     -                 10
                                                                        -----------------------------------
Total current assets                                                            666                311
                                                                        -----------------------------------

Equipment, net of accumulated depreciation                                       44                 36
                                                                        -----------------------------------

Total assets                                                               $    710             $  347
                                                                        ===================================

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Accounts payable and accrued liabilities                             $      2             $   10
      Accrued legal                                                              16                  -
      Current maturities of debt                                                  4                  5
                                                                        -----------------------------------
Total current liabilities                                                        22                 15
                                                                        -----------------------------------

Long-term debt, net of current portion                                           21                 16

Stockholders' equity:
   Preferred stock, $.001 par value; 5,000,000 shares authorized                  -                  -
   Common Stock, $.001 par value; 50,000,000 shares authorized,
     3,465,292 shares issued and outstanding at December 31, 1997
     and 1998                                                                     3                  3
   Additional paid-in capital                                                 2,490              2,490
   Accumulated deficit                                                       (1,824)            (2,148)
   Treasury stock, at cost                                                       (2)                (2)
   Other comprehensive loss                                                       -                (27)
                                                                        -----------------------------------
Total stockholders' equity                                                      667                316
                                                                        -----------------------------------
Total liabilities and stockholders' equity                                 $    710          $     347
                                                                        ===================================


See accompanying notes.

                    Saratoga Resources, Inc. and Subsidiaries

                      Consolidated Statements of Operations

                    (in thousands, except per share amounts)


                                                                             YEARS ENDED DECEMBER 31
                                                                              1997             1998
                                                                        -----------------------------------

Revenues:
   Gain on sale of marketable securities                                    $     -           $     19
   Interest income                                                               31                 19
   Other                                                                          4                  1
                                                                        -----------------------------------
                                                                                 35                 39
Costs and expenses:
   Depreciation                                                                   7                 11
   General and administrative                                                   446                350
   Loss on marketable securities                                                  -                  1
   Interest expense                                                               9                  1
                                                                        -----------------------------------
                                                                                462                363

Gain arising from settlement of lawsuit                                         309                  -
                                                                        -----------------------------------

Loss before income taxes                                                       (118)              (324)
Income tax benefit                                                                -                  -
                                                                        -----------------------------------
Net loss                                                                    $  (118)          $   (324)
                                                                        ===================================

Basic and diluted loss per share:                                           $  (.03)          $  (.09)
                                                                        ===================================
   Weighted-average number of common shares outstanding                       4,260              3,465
                                                                        ===================================


See accompanying notes.

                    Saratoga Resources, Inc. and Subsidiaries

           Consolidated Statements of Changes in Stockholders' Equity

                                 (in thousands)




                                           COMMON STOCK
                                        ----------------- ADDITIONAL                         OTHER        TOTAL
                                                           PAID-IN  ACCUMULATED TREASURY COMPREHENSIVE STOCKHOLDERS'
                                         SHARES   AMOUNT   CAPITAL    DEFICIT    STOCK       LOSS         EQUITY
                                        -----------------------------------------------------------------------------

Balances at December 31, 1996              6,809     $  7   $ 2,909   $(1,706)     $(2)       $  -       $1,208
  Acquisition of stock arising from
   settlement of lawsuit                  (2,465)      (3)     (244)        -        -           -         (247)
  Purchase of stock arising from
   settlement of lawsuit                      (8)       -        (1)        -        -           -           (1)
  Purchase of stock from former director    (871)      (1)     (174)        -        -           -         (175)
  Net loss                                     -        -         -      (118)       -           -         (118)
                                        -----------------------------------------------------------------------------
Balances at December 31, 1997              3,465        3     2,490    (1,824)      (2)          -          667
  Net loss                                     -        -         -      (324)       -           -         (324)
  Unrealized loss on marketable
   securities                                  -        -         -         -        -         (27)         (27)
                                                                                                       --------------
  Comprehensive loss                           -        -         -         -        -           -         (351)
                                        =============================================================================
Balances at December 31, 1998              3,465     $  3   $ 2,490   $(2,148)     $(2)       $(27)       $ 316
                                        =============================================================================


See accompanying notes.

                    Saratoga Resources, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                 (in thousands)


                                                                                YEARS ENDED DECEMBER 31
                                                                                1997               1998
                                                                        -------------------------------------

OPERATING ACTIVITIES
Net loss                                                                        $(118)              $(324)
Adjustment to reconcile net loss to net cash used in operating activities:
     Realized gain on sale of marketable securities, net                            -                 (18)
     Depreciation                                                                   7                  11
     Provision for doubtful accounts                                               23                   -
     Gain arising from settlement of lawsuit                                     (309)                  -
     Changes in operating assets and liabilities:
       Trade receivables                                                           52                   -
       Investment in past due accounts receivable                                   -                 (10)
       Accounts payable and accrued liabilities                                  (154)                  8
       Accrued legal                                                               (3)                (16)
                                                                        -------------------------------------
Net cash used in operating activities                                            (502)               (349)
                                                                        -------------------------------------

INVESTING ACTIVITIES
Purchase of equipment                                                              (5)                 (3)
Purchase of marketable securities                                                   -                 (62)
Sale of marketable securities                                                       -                  42
                                                                        -------------------------------------
Net cash used in investing activities                                              (5)                (23)
                                                                        -------------------------------------

                    Saratoga Resources, Inc. and Subsidiaries

                                 (in thousands)


                                                                                 YEARS ENDED DECEMBER 31
                                                                                 1997               1998
                                                                        -------------------------------------

FINANCING ACTIVITIES
Purchase of stock from former director                                        $   (175)           $     -
Purchase of stock in settlement of lawsuit                                          (1)                 -
Payments on borrowings                                                              (1)                (4)
                                                                        -------------------------------------
Net cash used in financing activities                                             (177)                (4)
                                                                        -------------------------------------

Net decrease in cash and cash equivalents                                         (684)              (376)
Cash and cash equivalents at beginning of year                                   1,350                666
                                                                        -------------------------------------
Cash and cash equivalents at end of year                                      $    666            $   290
                                                                        =====================================

Supplemental cash flow information:
   Cash paid for interest                                                     $      9            $     1
   Cash paid for income taxes                                                 $      -            $     -
   Equipment acquired with long-term debt                                     $     26            $     -


See accompanying notes.

                    Saratoga Resources, Inc. and Subsidiaries

                    Notes to Consolidated Financial Statements
                                December 31, 1998



1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Saratoga Resources, Inc., a Delaware corporation, (the "Company", "Saratoga" or the "Registrant") had traditionally been engaged in oil and gas exploration and development of properties located in far southwest and east Texas and in Louisiana.

During 1997 the Company entered into a purchase and sale agreement for the acquisition of certain oil and gas properties for a purchase price of $27.5 million. The Company was ultimately unsuccessful in consummating the acquisition, but was awarded a $400,000 break-up fee, which has been recorded as a reduction of general and administrative expenses during 1997.

USE OF ESTIMATES

The preparation of the Company's consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

CASH AND CASH EQUIVALENTS

The Company considers all investments with maturities of ninety days or less when purchased to be cash equivalents.

                    Saratoga Resources, Inc. and Subsidiaries

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

MARKETABLE SECURITIES

All marketable securities are classified as available-for-sale and are available to support current operations or to take advantage of other investment opportunities. These securities are stated at estimated fair value based upon market quotes. Unrealized gains and losses, net of tax, are computed on the basis of specific identification and are included as a separate component of stockholders' equity. Realized gains, realized losses, and declines in value, judged to be other-than-temporary, are included in Other Income. The cost of securities sold is based on the specific identification method and interest earned is included in Interest Income.

INVESTMENT IN PAST DUE ACCOUNTS RECEIVABLE

On November 12, 1998, the Company's wholly owned subsidiary Saratoga Holdings I, Inc. acquired a portfolio of past due accounts receivable for approximately $10,300 and recorded it at cost. These receivables represent amounts previously due various major retail businesses arising from the sale of various consumer products. The face amount of these receivables totals $223,907. The ultimate collection of these receivables will depend on a variety of factors, many of which are outside the Company's control. Any collections will reduce the asset balance until it is $-0-, with any remaining collections recorded as revenue.

EQUIPMENT

Equipment is recorded at cost less accumulated depreciation. Depreciation of equipment is computed using the straight-line basis over the five year estimated useful life of the assets.

Ordinary maintenance and repairs are charged to expense, and expenditures which extend the physical or economic life of the assets are capitalized. Gains or losses on disposition of assets are recognized in income and the related assets and accumulated depreciation accounts are adjusted accordingly.

                    Saratoga Resources, Inc. and Subsidiaries

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. This statement prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

LOSS PER SHARE

The Company follows the provisions of SFAS No. 128, Earnings Per Share. Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is calculated using the weighted average number of outstanding shares of Common Stock plus dilutive common stock equivalents. Diluted net loss per share has not been presented as the effect of the assumed exercise of warrants is antidilutive due to the Company's net loss. As such, the numerator and the denominator used in computing both basic and diluted pro forma net loss per share allocable to holders of common stock are equal.

COMPREHENSIVE LOSS

Effective January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which requires disclosure of total non-stockholder changes in equity in interim periods and additional disclosures of the components of non-stockholder changes in equity on an annual basis. Total comprehensive loss was as follows (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                          1997              1998
                                                    ---------------- -----------------
Net loss                                                 $(118)            $(324)
Unrealized loss on marketable securities                     -               (27)
                                                    ================ =================
Comprehensive loss                                       $(118)            $(351)
                                                    ================ =================

                    Saratoga Resources, Inc. and Subsidiaries

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SEGMENTS

In 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which establishes reporting standards for a company's operating segments in annual financial statements and the reporting of selected information about operating segments in financial statements. The adoption of SFAS No. 131 had no effect on the disclosure of segment information as the Company continues to consider its business activities as a single segment.

CONCENTRATIONS OF CREDIT RISK

The Company maintains in a single bank deposits which exceed the amount of federal deposit insurance available. Management believes the possibility of loss on these deposits is minimal.

RECLASSIFICATIONS

Certain reclassifications have been made in prior year amounts to conform to the current year's presentation.

2. EQUIPMENT

Equipment consists of the following (in thousands):

                                                                  DECEMBER 31
                                                             1997             1998
                                                       ----------------- ----------------
Office equipment                                               $22               $25
Automobile                                                      31                31
                                                       ----------------- ----------------
                                                                53                56

Less accumulated depreciation                                    9                20
                                                       ================= ================
                                                               $44               $36
                                                       ================= ================

                    Saratoga Resources, Inc. and Subsidiaries

3. LONG-TERM DEBT

As of December 31, 1998, long-term debt consisted of a note payable to a bank due in monthly installments of $564, including interest at 10%. The note payable is due August 27, 2002 and is collateralized by an automobile.

Future maturities of the long-term debt as of December 31, 1998 are as follows:
$5,000 in 1999; $6,000 in 2000; $6,000 in 2001; and $4,000 in 2002.

4. LEASE OBLIGATIONS

At December 31, 1998 the Company maintains an office in Austin, Texas on a month-to-month basis at a current rate of $2,175 per month. The Company also leases an office in Houston, Texas from a director of the Company on a month-to-month basis at no charge.

5. INCOME TAXES

As of December 31, 1998, the Company had federal net operating loss carryforwards of approximately $420,000. The net operating losses will expire beginning in 2012, if not utilized.

Utilization of the net operating losses may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation, if applicable, may result in the expiration of net operating losses.

                    Saratoga Resources, Inc. and Subsidiaries

5. INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes for the years ended December 31, 1997 and 1998 are as follows:

                                                                              1997              1998
                                                                         ---------------- -----------------
Deferred tax liabilities:
   Depreciable assets                                                      $       -        $       (717)
                                                                         ---------------- -----------------
Total deferred tax liabilities                                                     -                (717)

Deferred tax assets:
   Tax carryforwards                                                          40,000             155,414
   Accrual to cash adjustment                                                      -               3,700
                                                                         ---------------- -----------------
Total deferred tax assets                                                     40,000             159,114
                                                                         ---------------- -----------------
Net deferred tax assets before valuation allowance                            40,000             158,397
Valuation allowance for deferred tax assets                                  (40,000)           (158,397)
                                                                         ================ =================
Net deferred tax assets (liabilities)                                      $       -        $          -
                                                                         ================ =================

The Company has established valuation allowances equal to the net deferred tax assets due to uncertainties regarding their realization. The valuation allowance increased by approximately $118,000 during the year ended December 31, 1998 due to net operating losses which were not benefited.

The reconciliation of income tax attributable to continuing operations at the U.S. federal statutory tax rates to income tax expense is:

                                                                              1997              1998
                                                                         ---------------- -----------------
Pre-tax book income                                                           34.0%              34.0%
State taxes (net of federal benefit)                                           -                  3.0%
Permanent items and other                                                      -                 (0.4)%
Application of valuation allowance                                           (34.0)%            (36.6)%
                                                                         ================ =================
                                                                               0.0%               0.0%
                                                                         ================ =================

                    Saratoga Resources, Inc. and Subsidiaries

6. LITIGATION

From May, 1996 to May, 1997, the Company was involved in litigation with Joseph
T. Kaminski ("Kaminski"), a former executive officer and director of the Company. As previously reported by the Company in a report filed with the Securities and Exchange Commission, the most recent of which was Form 8-K (filed March 14, 1997), the Company and two of its directors, Thomas F. Cooke and Randall F. Dryer, entered into a settlement agreement and full and final release (the "settlement agreement") dated March 10, 1997 with Kaminski, in full settlement of all matters concerning the lawsuits.

Pursuant to the terms of the settlement agreement, Kaminski transferred all of his equity interest in the Company, consisting of 2,465,371 shares of common stock and 100,000 stock warrants, to the Company and forgave amounts owed him by the Company of $62,000. As a result of this settlement, the Company recorded a gain of $309,000. Kaminski also agreed to sell to the Company 8,000 shares of the Company's common stock held in trust in exchange for approximately $1,000. Both the Company and Kaminski agreed to release and discharge any and all claims or causes of action of every nature existing between the parties.

Accordingly, all claims and counterclaims by and against the Company and its two directors Thomas F. Cooke and Randall F. Dryer have been dismissed, and there is no pending litigation against the Company or its directors at December 1997 or 1998.

7. STOCKHOLDERS' EQUITY

Preferred stock may be issued from time to time in one or more series. Prior to each issuance, the Board of Directors is authorized to determine the number of shares, relative powers, preferences, rights and qualifications, limitations or restrictions of all shares of such series. Shares of any series of preferred stock which have been acquired by the Company or which, if convertible or exchangeable, have been converted into or exchanged for shares of authorized and unissued shares of stock of another class, would have the status of authorized and unissued shares of preferred stock, subject to the conditions adopted by the Board of Directors of the Company.

The Company issued warrants to a former consultant to purchase 6,667 shares of common stock for an exercise price of 120% of the share price that is offered to the public in any public offering. These warrants were issued in December, 1993 and have no expiration date. The Company issued warrants to the Company's Chairman to purchase 100,000 shares of common stock for an exercise price of $1.60 per share. These warrants were issued in December, 1994 and expire in May, 1999.

                    Saratoga Resources, Inc. and Subsidiaries

8. PENDING TRANSACTIONS

On December 22, 1998 the Company entered into letters of intent with PrimeVision Health, Inc., a vertically integrated vision services company, and OptiCare Eye Health Centers, Inc., a provider of consulting, administrative and other support services to optometry eyecare centers located in Connecticut, whereby the Company would acquire Prime and OptiCare in an all-stock transaction by issuing 97.5% of the Company's common stock to the shareholders of Prime and OptiCare. However, the Company has not yet entered into a formal binding agreement for these acquisitions.

As contemplated by the PrimeVision/OptiCare merger, Saratoga-Delaware proposes to contribute substantially all of its assets to Saratoga-Texas, its wholly-owned subsidiary. Saratoga-Texas will continue its operations in the energy industry, utilizing its database for oil and gas prospect evaluation and development. Saratoga-Delaware then proposes to spin-off all of the stock to Saratoga-Texas to the current stockholders of Saratoga-Delaware on a one-for-one basis to provide Saratoga-Texas with its own separate management, control and incentive structure.

Saratoga-Delaware formed Saratoga Holdings in November 1998 as a wholly-owned subsidiary and has caused it to commence operations in the business of acquiring, reselling, managing and collecting portfolios of delinquent and defaulted accounts receivable. Saratoga-Delaware has filed a registration statement with the Securities and Exchange Commission under the Securities Act of 1933 to register the proposed spin-off of approximately 90% of the common stock of Saratoga Holdings to the stockholders of Saratoga-Delaware on a one-for-one basis. The remaining 10% will be contributed to Saratoga-Texas.

                                  EXHIBIT INDEX

                  The following Exhibits are filed herewith:

Exhibit No.                Description:


10.8 Letters of Intent both dated December 22, 1998, from the Company to the Boards of Directors of Prime Vision Health, Inc. and OptiCare Eye Health Centers, Inc., respectively.

10.9 Oil and gas prospect evaluation agreement with Trek Oil & Gas, Inc., dated March 27, 1998 (Texas). (Exhibits thereto omitted.)

10.10 Extension and amendment dated March 18, 1999 of oil and gas prospect evaluation agreement with Trek Oil & Gas, Inc. (Louisiana).

21                         List of Subsidiaries.

27                         Financial Data Schedule