Form 10QSB
period 1999-03-31
SARATOGA RESOURCES INC
filed 1999-05-17
CIK 311046

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 1999

[ ]  Transition Report under Section 13 or 15(d) of the Securities Exchange Act
     of 1934 For the Transition Period from               to
                                            -------------    -------------

Commission file number 0-11498
                      ---------

                            SARATOGA RESOURCES, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


                Delaware                                   76-0453392
------------------------------------------         --------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)

              301 Congress Avenue, Suite 1550, Austin, Texas 78701
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (512) 478-5717
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
   -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of the issuer's class of common equity, as of the last practicable date: common stock, $0.001 par value, as of May 6, 1999: 3,456,292 shares

Transitional Small Business Disclosure Format (check one):

                                 Yes  X    No
                                    -----    -----

                    Saratoga Resources, Inc. and Subsidiaries
                        Three Months Ended March 31, 1999
                                Table of Contents


Part 1. Financial Information (unaudited)

Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998....... 3

Consolidated Statements of Operations
   for the three months ended March 31, 1999 and 1998........................ 4

Consolidated Statements of Cash Flows
   for the three months ended March 31, 1999 and 1998........................ 5


Notes to Consolidated Financial Statements................................... 6

                    Saratoga Resources, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                    (in thousands, except per share amounts)


                                                                            MARCH 31        DECEMBER 31
                                                                              1999             1998
                                                                        -----------------------------------
                                                                           (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                               $    190          $     290
   Marketable securities                                                         13                 11
   Trade receivables, net                                                         -                  -
   Investment in past due accounts receivable                                     9                 10
                                                                        -----------------------------------
Total current assets                                                            212                311

Equipment, net of accumulated depreciation                                       34                 36
                                                                        -----------------------------------

Total assets                                                               $    246          $     347
                                                                        ===================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities                                $      1          $      10
   Current maturities of debt                                                     5                  5
                                                                        -----------------------------------
Total current liabilities                                                         6                 15

Long-term debt, net of current portion                                           14                 16

Stockholders' equity:
   Preferred stock, $.001 par value; 5,000,000 shares
     authorized                                                                   -                  -
   Common Stock, $.001 par value; 50,000,000 shares
     authorized, 3,465,292 shares issued and outstanding
     at March 31, 1999 and December 31, 1998                                      3                  3
   Additional paid-in capital                                                 2,490              2,490
   Accumulated deficit                                                       (2,240)            (2,148)
   Treasury stock, at cost                                                       (2)                (2)
   Other comprehensive loss                                                     (25)               (27)
                                                                        -----------------------------------
Total stockholders' equity                                                      226                316
                                                                        -----------------------------------
Total liabilities and stockholders' equity                                 $    246          $     347
                                                                        ===================================


See accompanying notes.

                    Saratoga Resources, Inc. and Subsidiaries

                      Consolidated Statements of Operations

                    (in thousands, except per share amounts)


                                                                                THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                              1999             1998
                                                                        -----------------------------------
Revenues:
   Gain on sale of marketable securities                                    $     -           $     21
   Interest income                                                                1                  7
                                                                        -----------------------------------
                                                                                  1                 28
Costs and expenses:
   Depreciation                                                                   2                  2
   General and administrative                                                    91                 95
   Loss on marketable securities                                                  -                  -
   Interest expense                                                               -                  -
                                                                        -----------------------------------
                                                                                 93                 97

Loss before income taxes                                                        (92)               (69)
Income tax benefit                                                                -                  -
                                                                        -----------------------------------
Net loss                                                                    $   (92)          $    (69)
                                                                        ===================================

Basic and diluted loss per share                                            $  (.03)          $   (.02)
                                                                        ===================================
Weighted-average number of common shares outstanding                          3,465              3,465

Total comprehensive loss                                                    $   (90)          $    (69)
                                                                        ===================================


See accompanying notes.

                    Saratoga Resources, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                 (in thousands)


                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31
                                                                              1999               1998
                                                                        -------------------------------------

OPERATING ACTIVITIES
Net loss                                                                     $    (92)            $   (69)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation                                                                   2                   2
     Provision for doubtful accounts                                                -                   -
     Changes in operating assets and liabilities:
       Trade receivables                                                            -                   -
       Investment in past due accounts receivable                                   1                   -
       Other assets                                                                 -                  (5)
       Accounts payable and accrued liabilities                                    (9)                  3
                                                                        -------------------------------------
Net cash used in operating activities                                             (98)                (69)
                                                                        -------------------------------------

INVESTING ACTIVITIES
Purchase of equipment                                                               -                  (1)
                                                                        -------------------------------------
Net cash used in investing activities                                               -                  (1)
                                                                        -------------------------------------

FINANCING ACTIVITIES
Payments on borrowings                                                             (2)                 (1)
                                                                        -------------------------------------
Net cash used in financing activities                                              (2)                 (1)
                                                                        -------------------------------------

Net decrease in cash and cash equivalents                                        (100)                (71)
Cash and cash equivalents at beginning of period                                  290                 666
                                                                        =====================================
Cash and cash equivalents at end of period                                   $    190             $   595
                                                                        =====================================


See accompanying notes.

                            Saratoga Resources, Inc.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                        Three Months Ended March 31, 1999


1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements are those of the Company and its subsidiaries, all of which are wholly owned, and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the periods indicated have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The Balance Sheet at December 31, 1998 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements (including the notes thereto) for the year ended December 31, 1998. Certain amounts shown in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

2. COMPREHENSIVE LOSS

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which requires disclosure of total non-stockholder changes in equity in interim periods and additional disclosures of the components of non-stockholder changes in equity on an annual basis. Total comprehensive loss was as follows (in thousands):

                                                   Three Months ended
                                                        March 31,
                                                 1999              1998
                                            ---------------- -----------------

Net loss                                          $(92)             $(69)
Unrealized gain on marketable securities             2                 -
                                            ================ =================
Total comprehensive loss                          $(90)             $(69)
                                            ================ =================

                    Saratoga Resources, Inc. and Subsidiaries

3. INCOME TAXES

The Company has determined that a valuation allowance should be applied against the deferred tax assets related to the net operating losses of the Company due to uncertainty regarding the assets' realizability. The difference between the tax benefit recorded for the three months ended March 31, 1999 and the benefit calculated at the federal statutory rate is primarily due to the valuation allowance applied against the deferred tax assets.

4. PENDING TRANSACTIONS

On April 12, 1999 the Company entered into an agreement and plan of merger with OptiCare Eye Health Centers, Inc., a provider of consulting, administrative and other support services to optometry eyecare centers located in Connecticut, and PrimeVision Health, Inc., a vertically integrated vision services company, whereby each of those companies would be merged with two wholly-owned, newly organized subsidiaries of Saratoga Resources, Inc. in an all-stock transaction by Saratoga Resources issuing 97.5% of the Company's common stock to the shareholders of Opticare and Prime.

As contemplated by the OptiCare/Prime Vision merger, Saratoga-Delaware proposes to contribute substantially all of its assets to Saratoga-Texas, a wholly-owned subsidiary. Saratoga-Texas will continue its operations in the energy industry, utilizing its database for oil and gas prospect evaluation and development. Saratoga-Delaware then proposes to spin-off all of the stock to Saratoga-Texas to the current stockholders of Saratoga-Delaware on a one-for-one basis to provide Saratoga-Texas with its own separate management, control and incentive structure.

Saratoga-Delaware has filed a registration statement with the Securities and Exchange Commission under the Securities Act of 1933 to register the proposed spin-off of approximately 90% of the common stock of its wholly owned subsidiary Saratoga Holdings I, Inc. to the stockholders of Saratoga-Delaware on a one-for-one basis. The remaining 10% will be contributed to Saratoga-Texas.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      Overview. Since the consummation of the ING-P/Energy Agreement in May 1996, management has sought new business opportunities through acquisitions and through use of the Registrant's database and expertise in the oil and gas business, with a view to enhancing stockholder value. Results of operations should be evaluated in light of the Registrant's being in a period of transition, in which management is seeking to develop new businesses that will ultimately generate earnings and otherwise enhance stockholder value.

      In December 1998, Saratoga Holdings I, Inc. ("SHI"), a wholly owned subsidiary of the Registrant, acquired a portfolio of consumer debt receivables at a deep discount and commenced a business of acquiring, reselling, managing and contracting for the collection of portfolios of delinquent and defaulted accounts receivable.

      Also in December 1998, the Registrant filed a registration statement (the "SHI Registration Statement") by which the Registrant would distribute 90% of the capital stock of SHI to its stockholders and contribute the other 10% to Saratoga Resources, Inc., a Texas corporation ("Saratoga-Texas"), which is also a wholly owned subsidiary of the Registrant. The SHI Registration Statement has been amended in response to comments of the staff of the Corporation Finance Division of the SEC.

      As reported in Item 5, in April 1999, the Registrant entered into an agreement whereby two eye care companies would be merged with two newly organized, wholly owned subsidiaries of the Registrant, in exchange for approximately 97.5% of newly issued common stock of the Registrant. Consummation of the mergers is subject to numerous conditions, including the restructuring of the eye care companies' existing long-term debt, structuring of new employment agreements with senior management, approval of the mergers by the securities holders of each eye care company, approval of certain matters (other than the mergers) by the stockholders of the Registrant, the disposition of all assets of the Registrant other than cash, and numerous other material conditions. There can be no assurance that the conditions to the mergers will be satisfied.

      The Registrant also expects to distribute 100% of the capital stock of Saratoga-Texas to its stockholders, which is a condition to the consummation of the eye care mergers. Such distribution would be effected immediately prior to the consummation of the eyecare mergers.

      The discussion below should be read in light of management's plans to restructure the Registrant as described herein.

RESULTS OF OPERATIONS

      Revenues. Total revenues for the first quarter of 1999 were approximately $1,000, compared to $28,000 for the first quarter of 1998. The decline is the result of a non-recurring gain on the sale of marketable securities that was realized in 1998, and lower interest income because of a lower level of investable assets. Receipts from consumer debt finance are being applied first to reduce the investment in past due accounts receivable to zero, and according, there was no net revenue from consumer debt finance recorded in the first quarter of 1999. The Registrant did not start its consumer debt finance business until December 1998 and, according, had no such revenue in the first quarter of 1998.

      Costs and Expenses. Costs and expenses for the first quarter of 1999 totaled $93,000 compared to $97,000 for the first quarter of 1998. The moderate reduction is the result of the continuation of determined cost control efforts of management.

      Net Loss. The Registrant's consolidated net loss was approximately $92,000 in 1999, compared to a net loss of $69,000 in the first quarter of 1998. The increase in net loss is attributable to the absence in 1999 of gains from non-recurring sales of marketable securities that were made in the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

      The Registrant's assets at December 31, 1998, consisted primarily of cash in the amount of $290,000 and decreased to $190,000 as of March 31, 1999. The Registrant believes that its current cash balance will be sufficient to conduct its business for the next 12 months.

YEAR 2000 ISSUE

      The Registrant utilizes software and related technologies that may be affected by the Year 2000 problem, which is common to most businesses. The Registrant is addressing the effect of the potential Year 2000 problem on all its critical systems and with all of its critical vendors, customers and clients. At this time, critical information systems throughout the Registrant are Year 2000 compliant. No extra costs were incurred in obtaining this compliance. Management has determined that no critical business areas will be adversely affected by Year 2000 issues, but the Registrant continues to work with its vendors, customers and others to ensure a smooth transition. Based on the foregoing, management does not consider any contingency plan to be necessary, and management believes that any costs and risks related to Year 2000 compliance will not have a material adverse impact on the liquidity or financial position of the Registrant. If the Registrant hereafter engages in acquisitions or business combinations, such as the purchase of the consumer debt accounts receivable in 1998 or the Eyecare Transaction, management will address possible new Year 2000 problems related to such transactions at the time of such transactions.

FORWARD-LOOKING STATEMENTS

         Statements contained herein that relate to the Registrant's future performance, including without limitation statements with respect to the Registrant's anticipated results for any portion of 1999, shall be deemed forward looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. A number of factors affecting the Registrant's business and operations could cause actual results to differ materially from those contemplated by the forward looking statements. Those factors include, but are not limited to, demand and competition for the Registrant's products and services, changes in the requirements of clients and customers, and changes in general economic conditions that may affect demand for the Registrant's products and services or otherwise affect results of operations or the value of the Registrant's assets. The forward-looking statements that are included in this report were prepared by management and have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third party has independently verified or reviewed such statements. Readers of this report should consider these facts in evaluating the information and are cautioned not to place undue reliance on the forward-looking statements contained herein.


                                     PART II

ITEM 5. OTHER INFORMATION.

      On April 12, 1999, the Registrant entered into an agreement and plan of merger with OptiCare Eye Health Centers, Inc., a Connecticut corporation, and PrimeVision Health, Inc., a Delaware corporation, pursuant to which each of those companies would be merged with two wholly owned, newly organized subsidiaries of the Registrant. The obligations of all parties to the mergers are subject to the satisfaction or waiver of numerous conditions prior to the proposed closing date. There is no assurance that such conditions will be satisfied or waived or that the mergers will be completed. The Registrant issued a press release with respect to the execution of the merger agreement, a copy of which is filed herewith as Exhibit 99.1. The text of the press release is incorporated herein by reference.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

     a.     Exhibits

            The following Exhibits are filed as part of this Quarterly Report on Form 10-QSB:

            Number       Exhibit
            ------       -------

            10.1 Agreement and plan of merger dated as of April 12, 1999, among Saratoga Resources, Inc., a Delaware corporation, OptiCare Shellco Merger Corporation, PrimeVision Shellco Merger Corporation, OptiCare Eye Health Centers, Inc., a Connecticut corporation, and PrimeVision Health, Inc., a Delaware corporation, incorporated herein by reference to the Registrant's registration statement on Form S-4 filed with the Commission on May 14, 1999, Exhibit 2.

            27           Financial Data Schedule (for EDGAR filing only).

            99.1         Press release dated April 13, 1999.

     b. Reports filed on Form 8-K filed in the period covered by this report:

            Current Report dated March 29, 1999, filed April 2, 1999, including
                  Amendment No. 1 thereto filed April 6, 1999, reporting under
                  Item 4, Change in Registrant's Certifying Accountants.

                                    SIGNATURE


      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         SARATOGA RESOURCES, INC., A DELAWARE
                                           CORPORATION


Date: May 17, 1999                       By: s/ Thomas F. Cooke
                                            -----------------------------------
                                             Thomas F. Cooke, Chief Executive
                                             Officer and Principal Financial
                                             Officer

                                  EXHIBIT INDEX


Number     Exhibit
------     -------

10.1 Agreement and plan of merger dated as of April 12, 1999, among Saratoga Resources, Inc., a Delaware corporation, OptiCare Shellco Merger Corporation, PrimeVision Shellco Merger Corporation, OptiCare Eye Health Centers, Inc., a Connecticut corporation, and PrimeVision Health, Inc., a Delaware corporation, incorporated herein by reference to the Registrant's registration statement on Form S-4 filed with the Commission on May 14, 1999.

27         Financial Data Schedule (for EDGAR filing only).

99.1       Press release dated April 13, 1999.