Form 10QSB
period 1999-06-30
SARATOGA RESOURCES INC
filed 1999-08-06
CIK 311046

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 1999

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of the issuer's class of common equity, as of the last practicable date: common stock, $0.001 par value, as of July 22, 1999: 3,465,292 shares

Transitional Small Business Disclosure Format (check one):

                                 Yes  X    No
                                    -----    -----

                    Saratoga Resources, Inc. and Subsidiaries
                         Six Months Ended June 30, 1999
                                Table of Contents

Part 1. Financial Information (unaudited)

Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998.........3

Consolidated Statements of Operations
   for the three and six months ended June 30, 1999 and 1998..................4

Consolidated Statements of Cash Flows
   for the six months ended June 30, 1999 and 1998............................5

Notes to Consolidated Financial Statements....................................6

                    Saratoga Resources, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                        (in thousands, except share data)


                                                                            JUNE 30         DECEMBER 31
                                                                              1999             1998
                                                                         ---------------------------------
                                                                           (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                $      96        $     290
   Marketable securities                                                            6               11
   Investment in past due accounts receivable                                       9               10
                                                                         ---------------------------------
Total current assets                                                              111              311

Equipment, net of accumulated depreciation                                         31               36
                                                                         ---------------------------------
Total assets                                                                $     142        $     347
                                                                         =================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities                                 $       -        $      10
   Current maturities of debt                                                       5                5
                                                                         ---------------------------------
Total current liabilities                                                           5               15

Long-term debt, net of current portion                                             13               16

Stockholders' equity:
   Preferred stock, $.001 par value; 5,000,000 shares authorized

   Common stock, $.001 par value; 50,000,000 shares authorized,
   3,465,292 shares issued and outstanding at June 30, 1999 and
   December 31, 1998                                                                3                3
   Additional paid-in capital                                                   2,490            2,490
   Accumulated deficit                                                         (2,335)          (2,148)
   Treasury stock, at cost                                                         (2)              (2)
   Other comprehensive loss                                                       (32)             (27)
                                                                         ---------------------------------
Total stockholders' equity                                                        124              316
                                                                         ---------------------------------
Total liabilities and stockholders' equity                                  $     142        $     347
                                                                         =================================



See accompanying notes.

                    Saratoga Resources, Inc. and Subsidiaries

                      Consolidated Statements of Operations

                        (in thousands, except share data)



                                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                                    1999          1998             1999          1998
                                                ---------------------------    ---------------------------
                                                         (unaudited)                    (unaudited)
Revenues:
   Gain on sale of marketable securities           $     -       $    -          $     -        $   21
   Interest income                                       -            5                1            12
                                                ---------------------------    ---------------------------
                                                         -            5                1            33

Costs and expenses:
   Depreciation                                          3            2                5             4
   General and administrative                           92           96              183           191
                                                ---------------------------    ---------------------------
                                                        95           98              188           195

Loss before income taxes                               (95)         (93)            (187)         (162)
Income tax benefit                                       -            -                -             -
                                                ---------------------------    ---------------------------
Net loss                                           $   (95)      $  (93)         $  (187)       $ (162)
                                                ===========================    ===========================

Basic and diluted loss per share                   $  (.03)      $ (.03)         $  (.05)       $ (.05)
Weighted-average number of common
  shares outstanding                                 3,466        3,466            3,466         3,466
                                                ===========================    ===========================

Total comprehensive loss                           $  (102)      $  (93)         $  (192)       $ (162)
                                                ===========================    ===========================


See accompanying notes.

                    Saratoga Resources, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                 (in thousands)


                                                                                  SIX MONTHS ENDED
                                                                                      June 30
                                                                                1999            1998
                                                                             ----------------------------
                                                                                      (unaudited)

OPERATING ACTIVITIES
Net loss                                                                       $ (187)        $  (162)
Adjustments to reconcile net loss to net cash used in operating activities
     Depreciation                                                                   5               4
     Changes in operating assets and liabilities:
       Investment in past due accounts receivable                                   1               -
       Accounts payable and accrued liabilities                                   (10)            (13)
                                                                             ----------------------------
Net cash used in operating activities                                            (191)           (171)
                                                                             ----------------------------

INVESTING ACTIVITIES
Purchase of equipment                                                               -             (17)
                                                                             ----------------------------
Net cash used in investing activities                                               -             (17)
                                                                             ----------------------------

FINANCING ACTIVITIES
Payments on borrowings                                                             (3)             (1)
                                                                             ----------------------------
Net cash used in financing activities                                              (3)             (1)
                                                                             ----------------------------

Net decrease in cash and cash equivalents                                        (194)           (189)
Cash and cash equivalents at beginning of period                                  290             666
                                                                             ----------------------------
Cash and cash equivalents at end of period                                     $   96         $   477
                                                                             ============================
See accompanying notes.

See accompanying notes.

                            Saratoga Resources, Inc.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                         Six Months Ended June 30, 1999

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements are those of the Company and its subsidiaries, all of which are wholly owned, and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the periods indicated have been included. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The Balance Sheet at December 31, 1998 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements (including the notes thereto) for the year ended December 31, 1998. Certain amounts shown in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

2. COMPREHENSIVE LOSS

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which requires disclosure of total non-stockholder changes in equity in interim periods and additional disclosures of the components of non-stockholder changes in equity on an annual basis. Total comprehensive loss was as follows (in thousands):


                                                THREE MONTHS ENDED JUNE 30          SIX MONTHS ENDED
                                                    1999          1998             1999          1998
                                              ------------------------------   ------------------------------
Net loss                                            $  (95)       $  (93)          $(187)         $(162)
Unrealized loss on marketable securities                (7)            -              (5)             -
                                              ------------------------------   ------------------------------
Total comprehensive loss                            $ (102)       $  (93)          $(192)         $(162)
                                              ==============================   ==============================

                    Saratoga Resources, Inc. and Subsidiaries

                                   (Unaudited)



3. INCOME TAXES

The Company has determined that a valuation allowance should be applied against the deferred tax assets related to the net operating losses of the Company due to uncertainty regarding the assets' realizability. The difference between the tax benefit recorded for the six months ended June 30, 1999 and the benefit calculated at the federal statutory rate is primarily due to the valuation allowance applied against the deferred tax assets.

4. PENDING TRANSACTIONS

On April 12, 1999 the Company entered into an agreement and plan of merger with OptiCare Eye Health Centers, Inc. (OptiCare), a provider of consulting, administrative and other support services to optometry and ophthalmology eyecare centers located in Connecticut, and with PrimeVision Health, Inc. (Prime), a vertically integrated vision services company, whereby each of those companies would be merged with two wholly-owned, newly organized subsidiaries of the Company in an all-stock transaction by the Company issuing 97.5% of the Company's common stock to the stockholders of OptiCare and Prime.

The Prime merger will be accounted for as a reverse acquisition by Prime of Saratoga, a subsidiary of the Company, at book value with no adjustments reflected to historical values. The Company's merger with OptiCare will be accounted for by the purchase method of accounting with the excess of purchase price over the estimated fair value of the assets acquired being recorded as goodwill.

To satisfy certain conditions of the Prime/OptiCare merger, the Company proposes to contribute substantially all of its assets (other than approximately 92% of the capital stock of Saratoga Holdings I, Inc., a Texas corporation ("SHI"), and approximately $150,000 in cash) to Saratoga Resources, a Texas corporation ("Saratoga-Texas"), which is a wholly-owned subsidiary of the Company. The Company will then distribute to the stockholders of the Company, prior to the effective time of the Prime/OptiCare merger, the following:

   (i)   all the capital stock of Saratoga-Texas, and

   (ii)  the capital stock of SHI not held by Saratoga-Texas.

                    Saratoga Resources, Inc. and Subsidiaries

                                   (Unaudited)


4. PENDING TRANSACTIONS (CONTINUED)

Saratoga-Texas will continue its operations in the energy industry, utilizing its database for oil and gas prosper evaluation and development. Saratoga-Texas will have its own separate management, control and incentive structure.

The Company has filed a registration statement on Form S-4 with the Securities and Exchange Commission to register up to 8,800,000 shares of its common stock to be issued to the former securities holders of Prime and OptiCare in the Prime/OptiCare merger. The registration statement was declared effective by the Commission as of July 30, 1999.

The Company has called a special meeting of stockholders for August 10, 1999, to vote upon the proposals necessary to authorize the Company to carry out the Prime/OptiCare merger. The spin-off of Saratoga-Texas will not be effected unless the Prime/OptiCare merger is effected.

The Company has filed a registration statement on Form SB-2 with the Securities and Exchange Commission (SEC) under the Securities Act of 1933 to register the proposed spin-off of approximately 92% of the common stock of its wholly owned subsidiary, SHI, to the stockholders of the Company on a one-for-one basis. The remaining balance will be contributed to Saratoga-Texas.

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

      Also in December 1998, the Registrant filed a registration statement (the "SHI Registration Statement") by which the Registrant would distribute approximately 92% of the capital stock of SHI to its stockholders and contribute the balance of SHI's capital stock to Saratoga Resources, Inc., a Texas corporation ("Saratoga-Texas"), which is also a wholly owned subsidiary of the Registrant. The SHI Registration Statement was declared effective on May 17, 1999.

      As previously reported, in April 1999, the Registrant entered into an agreement whereby two eye care companies would be merged with two newly organized, wholly owned subsidiaries of the Registrant, in exchange for approximately 97.5% of newly issued common stock of the Registrant. Consummation of the mergers is subject to numerous conditions, including the restructuring of the eye care companies' existing long-term debt, structuring of new employment agreements with senior management, approval of the mergers by the securities holders of each eye care company, approval of certain matters (other than the mergers) by the stockholders of the Registrant, the disposition of all assets of the Registrant other than cash, and numerous other material conditions. The Registrant filed a registration statement on form S-4, no. 333-78501, which was declared effective on July 30, 1999, with respect to (i) solicitation of proxies for approval by the Registrant's stockholders of a 1-for-0.06493 reverse stock split and certain other matters necessary for closing the eye care mergers, and
(ii) registration of 8,800,000 shares of common stock to be issued (after the reverse split) in the eye care mergers. The special meeting of stockholders to vote upon the reverse split and other matters related to the mergers has been called for August 10, 1999. There can be no assurance that the conditions to the mergers will be satisfied.

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

RESULTS OF OPERATIONS

      Revenues. Revenues for the second quarter of 1999 were nil compared to $5,000 for the second quarter of 1998. The decline is the result of lower interest income because of a lower amount of assets available for investment. Revenues for the six-month period ended June 30, 1999 were approximately $1,000 as compared to $33,000 for the same period in 1998. The decline is the result of a $21,000 non-recurring gain on the sale of marketable securities that was realized in 1998, and $11,000 less in interest income because of a lower amount of assets available for investment. Receipts from consumer debt finance are being applied first to reduce the investment in past due accounts receivable to zero, and according, there was no revenue from consumer debt finance recorded in the first or second quarters of 1999. The Registrant did not start its consumer debt finance business until December 1998 and, according has no such revenue in the first or second quarters of 1998.

      Costs and Expenses. Costs and expenses for the second quarter of 1999 totaled $95,000 compared to $98,000 for the second quarter of 1998. Costs and expenses for the six months ended June 30, 1999 were $188,000 as compared to $195,000 for the same period in 1998. The moderate reduction is the result of the continuation of determined cost control efforts of management.

      Net Loss. The Registrant's consolidated net loss was approximately $95,000 for the second quarter of 1999 as compared to a consolidated net loss of $93,000 for the second quarter of 1998. Consolidated net loss for the six-month period ended June 30, 1999 was $187,000 as compared to a net loss of $162,000 for the same period in 1998. The increase in net loss is attributable to the absence in 1999 of gains from non-recurring sale of marketable securities that were made in the first quarter of 1998 and, a reduction in interest income due to decreased assets available for investment.

      Liquidity and Capital Resources. The Registrant's assets at December 31, 1998 consisted primarily of cash in the amount of $290,000 and decreased to $96,000 as of June 30, 1999. The Registrant believes that its current cash balance will be sufficient to conduct its business for the next 12 months, particularly in light of the anticipated mergers with the two eyecare companies.

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

      The Registrant filed a registration statement on form S-4, no. 333-78501, which was declared effective on July 30, 1999, with respect to (i) the solicitation of proxies for approval by the Registrant's stockholders of a 1-for-0.06493 reverse stock split and certain other matters necessary for the closing of the PrimeVision/OptiCare mergers, and (ii) registration of 8,800,000 shares of common stock to be issued (after the reverse split) in the mergers to the former securities holders of PrimeVision and OptiCare. The special meeting of stockholders to vote upon the reverse split and other matters related to the mergers has been called for August 10, 1999. If and when the PrimeVision/OptiCare mergers close, the name of the Registrant will be changed to "OptiCare Health Systems, Inc."

      Saratoga Holdings I, Inc. ("SHI"), a Texas corporation which is a wholly owned subsidiary of the Registrant, filed a registration statement on form SB-2, which was declared effective on May 17, 1999, with respect to the distribution of 3,465,292 shares of its common stock (which consitutes approximately 92% of the SHI capital stock) to the holders of the common stock of the Registrant. The Registrant expects to distribute the SHI common stock to the stockholders of record of the Registrant as of the close of business on August 9, 1999, and to make the actual distribution if and when the closing of the PrimeVision/OptiCare mergers occur.

      The Registrant also expects to contribute all its other assets (other than $150,000 in cash) to Saratoga Resources, Inc., a Texas corporation ("Saratoga-Texas"), which is a wholly owned subsidiary of the Registrant. The Registrant then expects to distribute the Saratoga-Texas capital stock to the stockholders of record of the Registrant as of the close of business on August 9, 1999, and to make the actual distribution if and when the closing of the PrimeVision/OptiCare mergers occur.

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

            27           Financial Data Schedule (for EDGAR filing only).

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


                                         SARATOGA RESOURCES, INC., A DELAWARE
                                           CORPORATION


Date: August 6, 1999                    By: /s/ Thomas F. Cooke
                                            -----------------------------------
                                             Thomas F. Cooke, Chief Executive
                                             Officer and Principal Financial
                                             Officer