Form 10-Q
period 1999-09-30
OPTICARE HEALTH SYSTEMS INC
filed 1999-11-15
CIK 311046

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                         COMMISSION FILE NUMBER 1-15223

                          OPTICARE HEALTH SYSTEMS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                         DELAWARE                                             76-0453392
(State or Other Jurisdiction of Incorporation or Organization)   (I.R.S. Employer Identification No.)

       87 GRANDVIEW AVENUE, WATERBURY, CONNECTICUT                              06708
        (Address of Principal Executive Offices)                              (Zip Code)

               Registrant's Telephone Number, Including Area Code:
                                 (203) 596-2236


     Indicate by check X whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               [X] Yes      [ ] No

     The number of shares outstanding of the registrant's Common Stock, par value $.001 per share, at November 10, 1999 was 8,862,128 shares.

                               INDEX TO FORM 10-Q

                                                                                         Page No.
                                                                                         --------
Part I.      FINANCIAL INFORMATION

  Item 1.    FINANCIAL STATEMENTS

               Condensed Consolidated Statements of Operations for the three and
                 nine months ended September 30, 1999 and 1998 (unaudited) .............     3

               Condensed Consolidated Balance Sheets at September 30, 1999 (unaudited)
                 and December 31, 1998  ................................................     4

               Condensed Consolidated Statements of Cash Flows for the nine months
                 ended September 30, 1999 and 1998 (unaudited) .........................     5

               Notes to Condensed Consolidated Financial Statements ....................     6

  Item 2.    Management's Discussion and Analysis of Financial Condition and Results
               of Operations ...........................................................    11

  Item 3.    Quantitative and Qualitative Disclosures About Market Risk ................    16

Part II.     OTHER INFORMATION

  Item 1.    Legal Proceedings .........................................................    16

  Item 2.    Changes in Securities and Use of Proceeds .................................    17

  Item 4.    Submission of Matters to a Vote of Security Holders .......................    18

  Item 5.    Other Information .........................................................    19

  Item 6.    Exhibits and Reports on Form 8-K ..........................................    19

SIGNATURE ..............................................................................    22

INDEX TO EXHIBITS ......................................................................    23

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                   (Dollars In Thousands Except Share Amounts)
                                   (Unaudited)

                                                        Three Months Ended            Nine Months Ended
                                                           September 30,                 September 30,
                                                     -------------------------    --------------------------
                                                        1999          1998           1999           1998
                                                     -----------   -----------    -----------    -----------
NET REVENUES:
   Integrated services and product sales             $    17,197   $    12,781    $    46,806    $    38,976
   Managed care services                                   6,356         3,776         16,089         11,188
                                                     -----------   -----------    -----------    -----------
      Total net revenues                                  23,553        16,557         62,895         50,164
                                                     -----------   -----------    -----------    -----------

OPERATING EXPENSES:
   Cost of product sales                                  10,044         9,109         31,423         27,627
   Medical claims                                          5,177         2,877         12,904          8,240
   Salaries, wages and benefits                            4,830         2,428         10,102          7,175
   Selling, general and administrative                     1,969         1,463          4,449          4,290
   Depreciation and amortization                             480           330          1,098            981
   Interest, net                                             925         1,454          2,588          3,372
                                                     -----------   -----------    -----------    -----------
      Total operating expenses                            23,425        17,661         62,564         51,685
                                                     -----------   -----------    -----------    -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                       128        (1,104)           331         (1,521)

Income tax expense (benefit)                                  51          (172)           119           (236)
                                                     -----------   -----------    -----------    -----------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS                  77          (932)           212         (1,285)

DISCONTINUED OPERATIONS:
  Income from discontinued operations, net of tax           --             538           --              851
  (Loss) from disposal of discontinued operations,
         net of tax                                         --            --           (2,317)          --
                                                     -----------   -----------    -----------    -----------
NET INCOME (LOSS)                                    $        77   $      (394)   $    (2,105)   $      (434)
                                                     ===========   ===========    ===========    ===========

NET INCOME (LOSS) PER COMMON SHARE (NOTE 3):
Income (loss) from continuing operations
   Basic                                             $      0.01   $     (0.67)   $     (0.11)   $     (0.84)
                                                     ===========   ===========    ===========    ===========
   Diluted                                           $      0.01   $     (0.67)   $     (0.11)   $     (0.84)
                                                     ===========   ===========    ===========    ===========

Net income (loss)
   Basic                                             $      0.01   $     (0.43)   $     (0.79)   $     (0.46)
                                                     ===========   ===========    ===========    ===========
   Diluted                                           $      0.01   $     (0.43)   $     (0.79)   $     (0.46)
                                                     ===========   ===========    ===========    ===========

Weighted average shares outstanding
   Basic                                               5,593,626     2,286,425      3,414,626      2,241,275
                                                     ===========   ===========    ===========    ===========
   Diluted                                             6,260,396     2,286,425      3,414,626      2,241,275
                                                     ===========   ===========    ===========    ===========


See Notes to Condensed Consolidated Financial Statements.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            September 30,     December 31,
                                                                                 1999            1998
                                                                            -------------     ------------
                                                                             (Unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                  $  3,196          $  5,956
   Accounts receivable, net                                                     11,052             4,571
   Inventories                                                                   3,294             1,360
   Net current assets of discontinued operations                                  --               5,582
   Deferred taxes                                                                6,173             1,499
   Other                                                                         1,680             1,269
                                                                              --------          --------
      TOTAL CURRENT ASSETS                                                      25,395            20,237

Property and equipment, net                                                      9,911             4,510
Intangible assets, net                                                          29,789             1,356
Deferred taxes                                                                     485               123
Other                                                                            2,864               330
                                                                              --------          --------
          TOTAL ASSETS                                                        $ 68,444          $ 26,556
                                                                              ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                           $  9,726          $  3,926
   Accrued expenses                                                             11,566             5,776
   Current portion of long-term debt                                             2,923            39,784
   Deferred income tax liability                                                  --               1,620
   Other                                                                         1,112                92
                                                                              --------          --------
      TOTAL CURRENT LIABILITIES                                                 25,327            51,198

Long-term debt, less current portion                                            34,459               192
Convertible subordinated debentures                                              4,000              --
Other                                                                              322               656
                                                                              --------          --------
      TOTAL LIABILITIES                                                         64,108            52,046
COMMITMENTS AND CONTINGENCIES
Mandatorily Redeemable preferred stock, $.01 par value, 5,000,000
   shares authorized, 8,000 shares issued and outstanding                         --               9,200
STOCKHOLDERS' EQUITY (DEFICIT):
Series A Convertible Preferred Stock, $.001 par value, 550,000 shares authorized; 418,803 shares issued and outstanding at September 30,
   1999. No shares outstanding at December 31, 1998                                  1              --
Common Stock, $0.001 par value; 50,000,000 shares authorized;
   8,862,128 and 2,325,124 shares outstanding at September 30,
   1999 and December 31, 1998, respectively                                          9                 2
Additional paid-in-capital                                                      46,994             5,862
Accumulated deficit                                                            (42,668)          (40,554)
                                                                              --------          --------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                       4,336           (34,690)
                                                                              --------          --------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                    $ 68,444          $ 26,556
                                                                              ========          ========


See Notes to Condensed Consolidated Financial Statements

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     Nine months ended September 30,
                                                                                 ----------------------------------------
                                                                                     1999                      1998
                                                                                 --------------            --------------
OPERATING ACTIVITIES:
     Net loss                                                                        $(2,105)                   $  (434)
     Less: net income (loss) from discontinued operations                             (2,317)                       851
                                                                                     -------                    -------
     Net income (loss) from continuing operations                                        212                     (1,285)
     Adjustments to reconcile net income (loss) from continuing operations to net cash (used in) provided by operating activities
     Depreciation and amortization                                                     1,098                        981
     Changes in operating assets and liabilities (excluding the effects of the acquisition of OptiCare)
          Accounts receivable                                                           (988)                    (1,878)
          Inventories                                                                    (67)                       785
          Other current assets                                                           434                        232
          Other assets                                                                (2,360)                       (49)
          Accounts payable and accrued expenses                                        3,065                      2,084
          Other current liabilities                                                     (600)                     1,160
          Other liabilities                                                             (253)                    (1,112)
     Cash (used in) discontinued operations                                           (1,467)                      (641)
                                                                                     -------                    -------
Net cash (used in) provided by operating activities                                     (926)                       277
                                                                                     -------                    -------

INVESTING ACTIVITIES:
     Purchases of equipment                                                             (860)                      (360)
     Cash acquired in merger                                                             570                       --
     Cash used for acquisitions and related expenses                                  (4,737)                      --
                                                                                     -------                    -------
Net cash (used in) investing activities                                               (5,027)                      (360)
                                                                                     -------                    -------

FINANCING ACTIVITIES:
     Proceeds from issuance of long-term bank debt                                     3,274                       --
     Proceeds from issuance of mandatorily redeemable preferred stock                   --                        8,000
     Payments on long-term bank debt                                                    --                       (6,000)
     Payments on capital lease obligations                                               (81)                      (104)
                                                                                     -------                    -------
Net cash provided by financing activities                                              3,193                      1,896
                                                                                     -------                    -------

Increase (decrease) in cash and cash equivalents                                      (2,760)                     1,813
Cash and cash equivalents at beginning of year                                         5,956                      2,478
                                                                                     -------                    -------
Cash and cash equivalents at end of year                                             $ 3,196                    $ 4,291
                                                                                     =======                    =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                                               $ 3,047                    $ 2,990
Cash paid for income taxes                                                           $   110                    $ 1,616
(See also Note 2)




See Notes to Condensed Consolidated Financial Statements

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

     The accompanying consolidated financial statements of OptiCare Health Systems, Inc., a Delaware corporation (formerly known as Saratoga Resources, Inc.), and subsidiaries (the "Company") for the three and nine months ended September 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934 and are unaudited. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of December 31, 1998 was derived from the Company's audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     The Company's shareholders approved an amendment to its Articles of Incorporation changing, among other things, the Company's name to OptiCare Health Systems, Inc., effective August 13, 1999.


2. THE MERGERS

     On August 13, 1999 Saratoga Resources, Inc. ("Saratoga"), a Delaware corporation, PrimeVision Health, Inc. ("Prime") and OptiCare Eye Health Centers, Inc. ("OptiCare") merged (the "Mergers"). In this transaction Prime merged with Saratoga through a reverse acquisition by Prime of Saratoga (the "Prime Merger") whereby Prime has acquired Saratoga at book value with no purchase accounting adjustments. Upon consummation of the Prime Merger, each share of Prime common stock was converted into the right to receive 0.3138 shares of Common Stock of the Company. Immediately following the Prime Merger, OptiCare was acquired by Prime (the "OptiCare Merger"). Upon consummation of the OptiCare Merger, each share of OptiCare capital stock was converted into the right to receive 11.7364 shares of Common Stock of the Company. The OptiCare merger was accounted for under the purchase method of accounting, whereby the purchase price has been allocated to preliminarily estimated fair value of the tangible and identifiable intangible assets acquired and liabilities assumed. The excess of the aggregate purchase price of $26.9 million over the estimated fair value of the net assets acquired, based on a preliminary allocation, was approximately $21.7 million. Of this excess, $17.7 million has been recorded as goodwill and is being amortized on a straight-line basis over 25 years and $4.0 million has been used to eliminate the valuation allowance related to Prime's deferred tax assets. In addition, the company recorded an intangible asset of $7.1 million in connection with a new administrative services agreement that is being amortized over 25 years. Fair values are based on valuations and other studies that are substantially complete. The Company does not expect that the effect of any final adjustments based upon the completion of such valuations and studies will result in any material adjustments to the purchase allocations.

     In connection with the merger, all of Prime's mandatorily redeemable preferred stock was converted into $2.0 million of subordinated long term debt; $4.0 million of convertible subordinated long term debt and approximately 2.0 million shares of common stock.

     For accounting purposes, Prime is the accounting acquirer and the surviving accounting entity. Accordingly, the operating results of OptiCare have been included in the accompanying consolidated financial statements since September 1, 1999, the deemed effective date of the acquisition for accounting purposes. The impact of results from August 13, 1999 through August 31, 1999 are not material to the consolidated financial statements.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

     The following is a summary of the pro forma results of the Company as if the Mergers had closed effective January 1, of the respective periods:


                                                                       Nine Months Ended
                                                                         September 30,
                                                                 1999                    1998
                                                           -----------------       -----------------
                                                           (Amounts in thousands, except share data)
Net Revenues                                                  $ 96,398               $  78,092
Income (loss) from continuing operations                          (862)                 (1,951)
Net income (loss)                                               (3,179)                 (1,100)

Income (loss) per common share from continuing operations:
  Basic                                                       $  (0.10)              $   (0.22)
  Diluted                                                     $  (0.10)              $   (0.22)

Net income (loss) per common share:
  Basic                                                       $  (0.36)              $   (0.12)
  Diluted                                                     $  (0.36)              $   (0.12)


     Pro forma data may not be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented, nor does it intend to be a projection of future results.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTE 3 - EARNINGS PER COMMON SHARE

The following tables sets forth the computation of basic and diluted earnings per share:


                                                                Three Months Ended         Nine Months Ended
                                                                   September 30,             September 30,
                                                             ------------------------   -----------------------
                                                                1999          1998         1999         1998
                                                             ----------    ----------   ----------   ----------
                                                               (Amounts In Thousands Except Share Information)
Income (loss) from continuing operations
 applicable to common stockholders:
  Income (loss) from continuing operations                   $       77    $     (932)  $      212   $   (1,285)
  Preferred stock dividend                                                       (600)        (600)        (600)
                                                             ----------    ----------   ----------   ----------
Income (loss) from continuing operations applicable
  to common stockholders                                     $       77    $   (1,532)  $     (388)  $   (1,885)
                                                             ==========    ==========   ==========   ==========

Net income (loss) applicable to common stockholders:
  Net income (loss)                                          $       77    $     (394)  $   (2,105)  $     (434)
  Preferred stock dividend                                                       (600)        (600)        (600)
                                                             ----------    ----------   ----------   ----------
                                                             $       77    $     (994)  $   (2,705)  $   (1,034)
                                                             ==========    ==========   ==========   ==========

Income (loss) per common share from continuing operations:
  Basic                                                      $     0.01    $    (0.67)  $    (0.11)  $    (0.84)
                                                             ==========    ==========   ==========   ==========
  Diluted                                                    $     0.01    $    (0.67)  $    (0.11)  $    (0.84)
                                                             ==========    ==========   ==========   ==========
Net income (loss) per common share:
  Basic                                                      $     0.01    $    (0.43)  $    (0.79)  $    (0.46)
                                                             ==========    ==========   ==========   ==========
  Diluted                                                    $     0.01    $    (0.43)  $    (0.79)  $    (0.46)
                                                             ==========    ==========   ==========   ==========

Weighted average common shares-basic                          5,593,626     2,286,425    3,414,626    2,241,275
Effect of dilutive securities:
  Preferred stock                                               204,849         *           *            *
  Options                                                       331,364         *           *            *
  Warrants                                                      130,557         *           *            *
                                                             ----------    ----------   ----------   ----------
Weighted average common shares-diluted                        6,260,396     2,286,425    3,414,626    2,241,275
                                                             ==========    ==========   ==========   ==========


* Anti-dilutive


The weighted average common shares outstanding for all periods prior to the merger have been adjusted to reflect the conversion associated with the reverse merger with Saratoga. In addition, the effect of dilutive securities excludes the assumed conversion of convertible debt due to anti-dilution.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTE 4 - DISCONTINUED OPERATIONS

     In December 1998, Prime began the process of discontinuing its ophthalmology operations and recorded a loss on the disposal of these discontinued operations. The disposal of these operations continued in 1999 through the cancellation of the administrative service agreements with affiliated ophthalmologists and the repurchase of practice assets by the physicians. During the three months ended June 30, 1999 the Company revised its estimate of loss on the disposal of its ophthalmology operations and accordingly recorded an additional loss on the disposal of $2,529,000, net of tax of $212,000. As of September 30, 1999 the disposal of these operations is substantially complete.


NOTE 5 - SEGMENT INFORMATION

     The Company manages the operations of the business through two operating segments: (1) integrated services and product sales and (2) managed care services. The integrated services and product sales segment includes a range of services rendered to licensed practitioners of ophthalmology and optometry, including the development and marketing of laser vision correction centers, eye health systems and software, a buying group and other services. In addition, this segment provides services to eye care patients, including the operation of integrated eye health centers and retail optical stores. The managed care segment provides a range of administrative, network management and related services to health maintenance organizations and other health care entities.

     Management assesses the performance of its segments based on income before income taxes, interest expense, depreciation and amortization, and other corporate overhead. Summarized financial information, by segment, for the three months and nine months ended September 30, 1999 and 1998 is as follows:

                                              Three Months Ended                 Nine Months Ended
                                                September 30,                      September 30,
                                            1999              1998            1999              1998
                                       --------------    -------------    --------------    -------------
                                               (in thousands)                      (in thousands)
Revenues:
  Integrated services and products       $  17,197         $  12,781        $  46,806         $  38,976
  Managed Care                               6,526             3,776           16,259            11,188
                                       --------------    -------------    --------------    -------------
  Segment totals                            23,723            16,557           63,065            50,164
  Elimination of inter-segment
    revenues                                  (170)                              (170)
                                       --------------    -------------    --------------    -------------
  Total net Revenue                      $  23,553         $  16,557        $  62,895         $  50,164
                                       ==============    =============    ==============    =============

Operating earnings (loss)
  Integrated services and products       $   1,736         $     681        $   3,725         $   2,541
  Managed Care                                 426               263            1,047             1,084
                                       --------------    -------------    --------------    -------------
  Segment totals                             2,162               944            4,772             3,625
  Depreciation and Amortization               (480)             (330)          (2,588)             (981)
  Interest Expense                            (925)           (1,454)          (1,098)           (3,372)
  Corporate                                   (629)             (264)            (755)             (793)
                                       ==============    =============    ==============    =============
Operating earnings (loss) from
continuing operations                    $     128         $  (1,104)       $     331         $  (1,521)
                                       ==============    =============    ==============    =============

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTE 6 - CREDIT FACILITY

     In August 1999, in connection with the Mergers, the Company entered into a credit agreement (the "Credit Facility") with Bank Austria. The Credit Facility was entered into for the purpose of facilitating the Mergers, to pay certain indebtedness of Prime and OptiCare and to provide working capital. The Credit Facility provides the Company with a $21.5 million term loan and up to a $12.7 million revolving credit facility and is secured by a security interest in substantially all of the assets of the Company. The Company is required to maintain certain financial ratios, which are to be calculated on a quarterly and annual basis beginning on December 31, 1999. The first principal payment on the term loan is April 1, 2000 and the Credit Facility terminates and all amounts outstanding thereunder are due and payable on June 1, 2004. At September 30, 1999, the Company had amounts outstanding of $29.9 million under the Credit Facility.

     The interest rate applicable to the Credit Facility will equal the base rate or the eurodollar rate (each, as defined in the loan agreement with Bank Austria ("Loan Agreement")), as the Company may from time to time elect, in accordance with the provisions of the Loan Agreement. The base rate will generally be the higher of (a) the prime rate of Bank Austria for domestic commercial loans in effect on such applicable day or (b) the federal funds rate in effect on such applicable day plus one-half of one percent (1/2 of 1%) which generally equals LIBOR plus 2.25%. The eurodollar rate will generally equal the offered rate quoted by Bank Austria in the interbank eurodollar market for U.S. dollar deposits of an aggregate amount comparable to the principal amount of the eurodollar loan to which the quoted rate is to be applicable.


NOTE 7 - CONTINGENCIES

     The Company is both a plaintiff and defendant in lawsuits incidental to its current and former operations. Management is of the opinion that, although there can be no assurance as to the ultimate disposition of these matters, the ultimate resolution of these matters will not have a material adverse effect on the results of operations and the financial condition of the Company.


NOTE 8 - SUBSEQUENT EVENTS

     In October 1999, the Company signed a letter of intent with ConnectiCare, Inc. to provide medical/surgical managed care services as well as routine eye care coverage to its 215,000 commercial and Medicare members.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and management's discussion and analysis contained in the Company's Registration Statement on Form S-4 (Registration No. 333-78501), as filed with the Securities and Exchange Commission.

     OVERVIEW. OptiCare Health Systems, Inc. (the "Company") is an integrated eye care services company that delivers a range of services and systems for eye health professionals, consumers, including laser vision correction, and managed care plans. On August 13, 1999 Saratoga Resources, Inc. ("Saratoga"), a Delaware corporation, PrimeVision Health, Inc. ("Prime") and OptiCare Eye Health Centers, Inc. ("OptiCare") merged (the "Mergers") pursuant to the terms of an Agreement and Plan of Merger dated as of April 12, 1999. In this transaction Prime merged with Saratoga through a reverse acquisition by Prime of Saratoga at book value with no adjustments reflected to historical values. Immediately following the Prime Merger, OptiCare was acquired by Saratoga, which was accounted for under the purchase method of accounting with the excess of purchase price over the estimated fair value of net assets acquired recorded as goodwill. In reporting financial results for the three months and nine months ended September 30, 1999, the month of September is based upon consolidated operating results reported by the Company and its subsidiaries, including OptiCare, and the months prior to that are based solely upon the results reported by Prime and its subsidiaries.

     The Company's shareholders approved an amendment to its Articles of Incorporation changing, among other things, the Company's name to OptiCare Health Systems, Inc., effective August 13, 1999.

     For accounting purposes, Prime was the accounting acquirer and the surviving accounting entity. Accordingly, the operating results of OptiCare have been included in the accompanying consolidated financial statements since September 1, 1999, the deemed effective date of the acquisition for accounting purposes. The impact of results from August 13, 1999 through August 31, 1999 are deemed immaterial to the consolidated financial statements. The excess of the aggregate purchase price of $26.9 million over the estimated fair value of the net assets acquired, based on a preliminary allocation, was approximately $21.7 million. Of this excess $17.7 million has been recorded as goodwill and is being amortized on a straight-line basis over 25 years and $4.0 million has been used to eliminate the valuation allowance related to Prime's deferred tax assets. In addition, the company recorded an intangible asset of $7.1 million in connection with a new administrative services agreement that is being amortized over 25 years.

     The Company executes its business through two business segments: (1) integrated services and product sales and (2) managed care services. The integrated services and product sales segment includes a range of services rendered to licensed practitioners of ophthalmology and optometry, including the development and marketing of laser vision correction centers, selling of eye health systems and software, and a buying group program for optical products. In addition, this segment operates integrated eye health centers in Connecticut and owns and operates retail optical stores in Connecticut and North Carolina. The managed care segment provides a range of administrative, network management and related services to health maintenance organizations and other health care entities.


RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

     Integrated services and product sales net revenue. Net revenues for integrated services and product sales increased to $17.2 million for the three months ended September 30, 1999 from $12.8 million for the three months ended September 30, 1998, an increase of $4.4 million or 34.4%. Of this increase $3.1 million represents optometry and ophthalmology revenue of OptiCare for the month of September 1999 which, in connection with the merger with OptiCare in August 1999, have been included in the September 1999 quarterly operations of the Company. In addition, the Company recorded approximately $0.6 million of revenue for the three months ended September 30, 1999 from the Company's Health Services Organization ("HSO") service agreements with a number of ophthalmology practices. No HSO revenue was recorded in 1998. The remaining increase is attributable to growth in the optometry and retail areas, partially offset by reductions in the rate of reimbursement from governmental and commercial payors.

     Managed care net revenue. Managed care net revenue increased to $6.4 million for the three months ended September 30, 1999 from $3.8 million for the three months ended September 30, 1998, an increase of $2.6 million or 68.4%. Of this increase, $1.0 million represents managed care revenue of OptiCare for the month of September 1999. The remaining increase primarily reflects the addition of new managed care contracts and growth in the number of member lives under existing contracts.

     Cost of product sales. Cost of sales increased to $10.0 million for the three months ended September 30, 1999 from $9.1 million for the three months ended September 30, 1998, an increase of $0.9 million or 9.9%. Of this increase $0.5 million represents cost of sales of OptiCare for the month of September 1999. The remaining increase is consistent with the growth in revenues related to eye health services and product sales.

     Medical claims. Medical claims expenses increased to $5.2 million for the three months ended September 30, 1999 from $2.9 million for the three months ended September 30, 1998, an increase of $2.3 million or 79.3%. Of this increase, $0.7 million represents managed care claims expenses of OptiCare for the month of September 1999. The remaining increase primarily results from increased claims costs associated with new managed care contracts, the growth in the number of member lives under existing managed care contracts and an increase in claim costs under certain existing managed care contracts. Claim costs have remained relatively stable over the comparison period on a majority of existing managed care contracts. This increase is consistent with the increase in managed care revenues.

     Salaries, wages and benefits. Salaries, wages and benefits increased to $4.8 million for the three months ended September 30, 1999 from $2.4 million for the three months ended September 30, 1998, an increase of $2.4 million or 100%. This increase primarily represents $2.0 million of compensation expenses of OptiCare for the month of September. The remaining increase is attributed to increased employee costs to support growth in the Company's managed care operations.

     Selling, general and administrative ("SG&A"). SG&A expenses include the costs necessary to sell and distribute the Company's services and products and the general and administrative costs of managing the business, including facility expenses, marketing, insurance, professional fees and bad debts. SG&A increased $0.5 million or 33.3%, from $1.5 million for the three months ended September 30, 1998 to $2.0 million for the three months ended September 30, 1999. This increase is primarily the result of including $0.7 million of general and administrative expenses of OptiCare for the month of September 1999.

     Depreciation and amortization. Depreciation and amortization increased $0.2 million from $0.3 million for the three months ended September 30, 1998 to $0.5 million for the three months ended September 30, 1999. This increase is the result of the merger and related goodwill amortization.

     Interest expense. Interest expense decreased to $0.9 million for the three months ended September 30, 1999 from $1.5 million for the three months ended September 30, 1998, a decrease of $0.6 million or 40.0%. Interest expense primarily relates to the Company's bank indebtedness and notes payable to sellers in connection with acquisition activities. The decrease in interest expense primarily results from the reduction in the Company's outstanding bank debt and reduced interest rates associated with the Mergers in August 1999 and the reduction in the seller notes payable in connection with the discontinuation of Prime's ophthalmology division in December 1998.

     Income (loss) from continuing operations before income taxes. Income from continuing operations before income taxes increased to $0.1 million for the three months ended September 30, 1999 from a loss of $1.1 million for the three months ended September 30, 1998, an increase of $1.2 million or 109.1%. This increase was primarily attributable to revenue growth and the reduction of interest expense as described above.

     Discontinued operations, net of tax. Discontinued operations represent the income from Prime's ophthalmology division which management elected to dispose of on December 15, 1998. Income from discontinued operations for the three months ended September 30, 1998 was $0.5 million.

     Net Income (loss). The Company had net income of $0.1 million for the three months ended September 30, 1999 compared to a net loss of $(0.4) for the three months ended September 30, 1998, an increase of $0.5 million or 125%. This increase was the result of an increase in continuing operations of $1.2 million and is offset by an increase in income tax expense of $0.2 million and a decrease in income from discontinued operations of $0.5 million.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

     Integrated services and product sales net revenue. Integrated services and product sales revenue increased to $46.8 million for the nine months ended September 30, 1999 from $39.0 million for the nine months ended September 30, 1998, an increase of $7.8 million or 20.0%. Of this increase $3.1 million represents optometry and ophthalmology revenue of OptiCare for the month of September 1999 which, in connection with the merger with OptiCare in August 1999, have been included in the revenue of the Company in 1999. In addition, the Company recorded approximately $0.9 million of revenue in 1999 from HSO service agreements. No HSO revenue was recorded in 1998. The increase is also a result of growth in revenue from the buying group that increased from $23.7 million for the nine months ended September 30, 1998 to $25.0 million for the nine months ended September 30, 1999. The remaining increase is attributable to growth in the optometry and retail areas, partially offset by reductions in the rate of reimbursement from governmental and commercial payors.

     Managed care net revenue. Managed care net revenue increased to $16.1 million for the nine months ended September 30, 1999 from $11.2 million for the nine months ended September 30, 1998, an increase of $4.9 million or 43.8%. Of this increase, $1.0 million represents managed care revenue of OptiCare for the month of September 1999. The remaining increase is due to new managed care contracts and growth in existing member lives.

     Cost of product sales. Cost of Sales increased to $31.4 million for the nine months ended September 30, 1999 from $27.6 million for the nine months ended September 30, 1998, an increase of $3.8 million or 13.8 % This increase is primarily due to growth in the buying group and is consistent with the increase in net revenues for integrated services and product sales.

     Medical claims. Medical claims increased to $12.9 million for the nine months ended September 30, 1999 from $8.2 million for the nine months ended September 30, 1998, an increase of $4.7 million or 57.3%. This increase is primarily due to new managed care contracts and growth in existing member lives and is consistent with the increase in managed care revenues. The remaining increase of $0.7 million represents managed care claims expenses of OptiCare for the month of September 1999.

     Salaries wages & benefits. Salaries, wages and benefits increased to $10.1 million for the nine months ended September 30, 1999 from $7.2 million for the nine months ended September 30, 1998, an increase of $2.9 million or 40.3%. Of this increase $2.0 million represents compensation expenses of OptiCare for the month of September. The remaining increase represents increased employee costs associated with servicing increased managed care contracts.

     Selling, general and administrative. SG&A remained relatively unchanged at $4.4 million for the nine months ended September 30, 1999 as compared to $4.3 million for the same period in 1998.

     Depreciation and amortization. Depreciation and amortization increased to $1.1 million for the nine months ended September 30, 1999 compared to $1.0 million for the nine months ended September 30, 1998, an increase of $0.1 million or 10.0%. This increase is the result of the merger and related goodwill amortization.

     Interest Expense. Interest expense decreased to $2.6 million for the nine months ended September 30, 1999 from $3.4 million for the nine months ended September 30, 1998, a decrease of $0.8 million or 23.5%. Interest expense primarily relates to the Company's bank indebtedness and notes payable to sellers in connection with acquisition activities. The decrease in interest expense is primarily due to the reduction in the Company's outstanding bank debt and related interest rates associated with the mergers in August 1999 and the reduction in the seller notes payable in connection with the disposal of Prime's ophthalmology division in December 1998.

     Income (loss) from continuing operations before income taxes. Income from continuing operations before income taxes increased to $0.3 million for the nine months ended September 30, 1999 from a loss of $(1.5) million for the nine months ended September 30, 1998, an increase of $1.9 million or 126.7%. This increase was primarily attributed to revenue growth and the reduction of interest expense as described above.

     Discontinued operations, net of tax. Discontinued operations represent the income from Prime's ophthalmology division. Income from discontinued operations for the nine months ended September 30, 1998 was $0.9 million. Discontinued operations for the nine months ended September 30, 1999 includes an additional loss on disposal of $2.3 million that represents the Company's revised estimate of loss.

     Net Income (loss). The Company had a net loss of $(2.1) million for the nine months ended September 30, 1999 compared to a net loss of $(0.4) for the nine months ended September 30, 1998, an increase in loss of $1.7 million. This change was the result of an increase in continuing operations of $1.8 million and was offset by an increase in income tax expense of $0.4 million and an increase in loss from discontinued operations of $3.1 million.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of liquidity are from cash flows generated from operations and from borrowing under the Company's credit facility. The Company's principal uses of liquidity are to provide working capital, meet debt service requirements and finance the Company's strategic plans. As of September 30, 1999, the Company had cash and cash equivalents of approximately $3.2 million and $4.3 million of additional borrowing capacity available under its revolving credit facility.

     In August 1999, in connection with the Mergers, the Company entered into a credit agreement (the "Credit Facility") with Bank Austria. Proceeds from the Credit Facility were used to pay certain indebtedness of Prime and OptiCare and to fund the Company's business operations. The Credit Facility provides the Company with a $21.5 million term loan and up to a $12.7 million revolving credit facility and is secured by a security interest in substantially all of the assets of the Company. The Company is required to maintain certain financial ratios, which are to be calculated on a quarterly and annual basis beginning on December 31, 1999. In the event of default of the financial covenants, the bank could foreclose on its security interest in the Company's assets, which could have a material adverse effect on the results and financial position of the Company. The first principal payment on the term loan is April 1, 2000 and the Credit Facility terminates and all amounts outstanding thereunder are due and payable on June 1, 2004. At September 30, 1999, the Company had advances outstanding of $29.9 million under the Credit Facility.

     The interest rate applicable to the Credit Facility will equal the base rate or the eurodollar rate (each, as defined in the loan agreement with Bank Austria ("Loan Agreement")), as the Company may from time to time elect, in accordance with the provisions of the Loan Agreement. The base rate will generally be the higher of (a) the prime rate of Bank Austria for domestic commercial loans in effect on such applicable day or (b) the federal funds rate in effect on such applicable day plus one-half of one percent (1/2 of 1%), which generally equals LIBOR plus 2.25%. The eurodollar rate will generally equal the offered rate quoted by Bank Austria in the inter-bank eurodollar market for U.S. dollar deposits of an aggregate amount comparable to the principal amount of the eurodollar loan to which the quoted rate is to be applicable.

     For the nine months ended September 30, 1999 the Company used $0.9 million in operating activities and $5.0 million in investing activities while financing activities provided cash of $3.2 million. Cash used in operating activities included $1.5 million of discontinued operations partially offset by a non-cash charge of $1.1 million of depreciation and amortization. Cash used in investing activities consisted of $4.7 million of merger related transactions. Net cash provided from financing activities primarily consisted of $3.3 million of borrowings under the Company's revolving credit facility.

     For the nine months ended September 30, 1998 the Company generated $0.3 million in operating activities and $1.9 million in financing activities while investing activities used cash of $0.4 million. Cash from operating activities represents a $1.3 million net loss from continuing operations, a non-cash charge of $1.0 million of depreciation and amortization, an increase in accounts receivable and decreases in inventory, accounts payable and accrued expenses. Net cash provided from financing activities consisted of $8.0 million from the issuance of mandatorily redeemable preferred stock that is partially offset by the repayment of $6.0 million of bank indebtedness. Cash used in investing activities consisted of $0.4 million of capital expenditures.

     Under agreements with the North Carolina and Texas Departments of Insurance, the Company is required to maintain restricted investments of $25,000 and $500,000 on behalf of these respective regulatory bodies. In addition, the Company is not to dividend or otherwise transfer any funds from its limited purpose health maintenance organization in Texas without prior approval from the Department of Insurance. The North Carolina Department of Insurance also places restrictions on dividends. The Company does not believe these requirements will have a material impact on liquidity.

     Management believes that the combination of funds expected to be provided by its operations and credit facility will be sufficient to meet is current and anticipated funding needs for the next twelve months. The Company may incur additional indebtedness and may issue notes or equity securities, in public or private transactions, in order to fund future acquisitions, capital expenditure and working capital requirements.

IMPACT OF INFLATION AND CHANGING PRICES

     The Company is subject to pre-determined Medicare reimbursement rates which, for certain products and services, have decreased over the past three years. A decrease in Medicare reimbursement rates could have an adverse affect on the Company's results of operations if it can not manage these reductions through increases in revenues or decreases in operating costs. To some degree, prices for health care are driven by Medicare reimbursement rates, so that the Company's non-Medicare business is also affected by changes in Medicare reimbursement rates.

     Management believes that inflation has not had a material effect on the Company's revenues for the three and nine month periods ended September 30, 1999 and 1998.


YEAR 2000

     The Company has taken steps to ensure that all of its computer systems are Year 2000 compliant. Management has developed a plan and arranged for the required resources to complete the necessary remediation efforts for both information technology ("IT") and non-information technology systems. These systems include those used in practice management, managed care administration and corporate functions, as well as any "imbedded systems" in medical equipment or leased office space. The Company is devoting the necessary internal and external resources to replace, upgrade or modify any significant systems that do not correctly identify the Year 2000. Substantially all necessary modifications and testing of the Company's significant systems have been completed. It is anticipated that the remaining non-compliant systems will be upgraded by the middle of December.

     All of the Company's critical and non-critical systems are anticipated to be Year 2000 compliant by the middle of December 1999, and to date, management believes substantially all of the critical systems are compliant. Contingency plans are in place to address unexpected Year 2000 issues that include manual processing of data or seeking alternative processing sites while awaiting remediation of existing software or hardware from its vendors under existing maintenance contracts.

     The Company is also considering the potential impact of Year 2000 problems with other entities with which the Company has business relationships that impact its operation. All key vendors, service providers, and customers have been contacted to obtain written and verbal verification as to their Year 2000 readiness.

     The Company believes its greatest risk related to the Year 2000 involves the potential inability of external entities, with which the Company transacts business, to be Year 2000 compliant. Since the Company relies on certain external entities, in particular, third party commercial and governmental payors, for a considerable portion of its revenues, a significant failure of these parties in maintaining payments could materially adverse impact on the Company's operations.

     As of September 30, 1999, the Company has not incurred any external cost related to the Year 2000 since any system upgrades related to Year 2000 compliance were made under existing maintenance contracts with vendors or were made under scheduled system upgrades as part of the Company's aggressive strategy to maintain state of the art technology. As a result, the Company estimates that future expenses and capital expenditures related to the Year 2000 issue will not be material to its financial position or results of operations.

     The cost to bring internal systems and equipment into compliance has not been and is not expected to be material to the Company's combined financial statements and the Company does not expect Year 2000 issues to have a material adverse effect on its results of operations, liquidity or financial condition.

FORWARD-LOOKING INFORMATION

     Certain statements in this Form 10-Q and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission, press releases, presentations by the Company or its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those relating to future opportunities, the outlook of customers, the reception of new services, technologies and pricing methods, resolution of the Year 2000 Issue, existing and potential strategic alliances, development and execution of an e-commerce strategy, the success of initiatives including opening laser vision correction centers and the likelihood of incremental revenues offsetting expense related to those new initiatives. In addition, such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Such factors include: changes in the regulatory environment applicable to the Company's business, demand and competition for the Company's products and services, general economic conditions, risks related to the eye care industry, the Company's ability to successfully integrate and profitably operate its operations, and other risks detailed from time to time in the Company's periodic earnings releases and reports filed with the Securities and Exchange Commission, as well as the risks and uncertainties discussed in this Form 10-Q. The Company undertakes no obligation to publicly update or revise forward looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.


ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk from exposure to changes in interest rates based on its financing activities under its Credit Facility. The nature and amount of the Company's indebtedness may vary as a result of future business requirements, market conditions and other factors. The extent of the Company's interest rate risk is not quantifiable or predictable due to the variability of future interest rates and financing needs. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 1999, although there can be no assurances that interest rates will not significantly change. The Company did not use derivative instruments to adjust the Company's interest rate risk profile during the nine months ended September 30, 1999.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Maryland Action and Counterclaim. As disclosed in the Company's registration statement on Form S-4 (the "Registration Statement"), which was declared effective July 30, 1999, one of the Company's subsidiaries, PrimeVision Health, Inc. ("Prime"), commenced an action (the "Maryland Action") in United States District Court in Maryland, in January 1999, with a Maryland ophthalmology practice and its stockholders (the "Maryland Sellers"). Prime sought damages in this action for the refusal of the Maryland Sellers to honor certain terms of an administrative services agreement they made with Prime. Prime had purchased a corporation from which the Maryland Sellers practiced ophthalmology from the Maryland Sellers and simultaneously entered into the administrative services agreement with the Maryland Sellers for a term of 40 years. The Maryland Sellers counterclaimed against Prime and others alleging the administrative services agreement was unenforceable, and they refused to pay fees and other moneys owed to Prime under the terms of the administrative services agreement. The Maryland Action was settled on October 21, 1999 and the parties agreed to voluntarily dismiss the lawsuit with prejudice in exchange for a combination of cash and Prime Common Stock, which do not collectively have a material impact to the Company's financial position.

     Tennessee Action and Counterclaim. As disclosed in the Registration Statement, Prime commenced an action (the "Tennessee Action") in the United States District Court in Tennessee in February 1999 against a Tennessee ophthalmology practice and its sole shareholder (the "Tennessee Sellers") seeking damages for the refusal of the Tennessee Sellers to honor certain terms of an administrative services agreement they made with Prime. Prime purchased a corporation from which the Tennessee Sellers practiced ophthalmology, and simultaneously entered into the administrative services agreement with the Tennessee Sellers for a term of 40 years. The Tennessee Sellers counterclaimed against Prime and others, alleging that the administrative services agreement is unenforceable, and they refused to pay fees and other moneys owed to Prime under the terms of the administrative services agreement. The Tennessee Action has been settled and the lawsuit was voluntarily dismissed with prejudice on September 7, 1999 in exchange for a combination of cash and Prime Common Stock, which do not collectively have a material impact to the Company's financial position.

     North Carolina Action. In June, 1999, a North Carolina ophthalmology practice and its stockholders (the "North Carolina Sellers") commenced an action (the "North Carolina Action") in North Carolina Superior Court against Prime and others, seeking damages for allegedly having been fraudulently induced to enter into an administrative services agreement with Prime. Prime purchased a corporation from which the North Carolina Sellers practiced ophthalmology, and simultaneously entered into the administrative services agreement with the North Carolina Sellers for a term of 30 years. The North Carolina Sellers claimed, among other things, that the administrative services agreement was fraudulently induced, that all fees paid under the administrative services agreement should be refunded, that they should be awarded damages for harm allegedly caused to the practice by Prime's lack of performance under the administrative services agreement and that all practice assets previously acquired by Prime should be returned to the North Carolina Sellers. The North Carolina Action has been settled and the lawsuit was dismissed with prejudice on September 8, 1999 in exchange for, among other things, a combination of cash and Prime Common Stock, which do not collectively have a material impact to the Company's financial position.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     Described below is information regarding all securities that have been sold by the Company during the third quarter ended September 30, 1999 that were not registered under the Securities Act.

     On or about August 13, 1999, in connection with the closing of the mergers, the Company approved options to purchase 631,367 shares of Common Stock of the Company under the Performance Stock Program, at an average exercise price of $5.44 per share, in replacement of options previously granted by each of PrimeVision Health, Inc. and OptiCare Eye Health Centers, Inc..

     On or about August 13, 1999, the Company granted options to purchase 721,250 shares of Common Stock of the Company under the Performance Stock Program, at an average exercise price of $5.85 per share.

     On August 13, 1999 in connection with the Company entering into a credit facility, the Company issued to Bank Austria Creditanstalt Corporate Finance, Inc. (i) 418,803 shares of the Series A Convertible Preferred Stock upon conversion by the bank of debt in the amount of $2,450,000, and (ii) as a financing fee, 100,000 warrants (the "Warrants") to purchase, at an exercise price of $5.85 per warrant, 100,000 shares of (A) Common Stock or (B) Series A Convertible Preferred Stock, or (C) a combination of Common Stock and Series A Convertible Preferred Stock aggregating 100,000 shares.

     On August 13, 1999, in connection with the mergers, the Company issued a convertible promissory note in the aggregate principal amount of $4,000,000 to Marlin Capital, L.P. in exchange for, among other things, the cancellation of 4,000 shares of Preferred Stock of PrimeVision Health, Inc. The note is convertible into the Company's Common Stock after August 13, 2000 at a conversion price which is the greater of (x) the closing market price on the first trading day after the mergers or (y) 90% of the average closing price of the Company's Common Stock twenty trading days prior to conversion.

     On October 1, 1999, the Company entered into a stock purchase agreement with Stephen Cohen, Robert Airola, Gerald Mandel and Reginald Westbrook. Pursuant to the agreement, the Company acquired all of the issued outstanding shares of capital stock of Cohen Systems, Inc. d/b/a/ CC Systems, Inc. in exchange for, among other things, a base purchase price comprised of 110,000 shares of Common Stock and $750,000, in the form of installment payments over a two year period and a promissory note.

     The above transactions were private transactions not involving a public offering and were exempt from the registration provisions of the Securities Act pursuant to Section 4(2) thereof. No underwriter was engaged in connection with the foregoing sales of securities. The Company has reason to believe that (i) all of the foregoing purchasers were familiar with or had access to information concerning the operations and financial conditions of the Company, (ii) all of those individuals purchasing securities represented that they acquired the shares for investment and not with a view to the distribution thereof, and (iii) other than with respect to the options, that the foregoing purchasers are accredited investors within the meaning of Regulation D promulgated under the Securities Act. At the time of issuance, all of the foregoing securities of the Company's Common Stock were deemed to be restricted securities for purposes of the Securities Act and the certificates representing such securities bore or will bear legends to that effect.


ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company held a special meeting of stockholders on August 10, 1999. Of the 3,465,292 shares of Common Stock entitled to vote at the meeting, 2,220,446 shares of Common Stock were present in person or by proxy and entitled to vote. Such number of shares represented approximately 64% of the Company's outstanding shares of Common Stock.

     At the special meeting, the stockholders of the Company approved of the following matters:

     (1) the election of each of Ian G.H. Ashken, Allan L.M. Barker, John F. Croweak, Steven L. Ditman, David A. Durfee, Martin E. Franklin and Dean J. Yimoyines as members of the Board of Directors of the Company;

     (2) a reverse split in which each share of common stock has been converted into 0.06493 shares of Common stock;

     (3) the change of the name of the Company to "OptiCare Health Systems, Inc.";

     (4) the amendment of the certificate of incorporation with respect to indemnification of officers and directors of the Company;

     (5)  the adoption of a performance stock program; and

     (6)  the adoption of an employee stock purchase program.

     At the meeting, the Company's stockholders approved each of the foregoing proposals. All 2,220,446 votes cast at the meeting were voted for each of Ian G.H. Ashken, Allan L.M. Barker, John F. Croweak, Steven L. Ditman, David A. Durfee, Martin E. Franklin and Dean J. Yimoyines. In addition, there were 2,220,446 votes in favor of the other proposals, no votes against and no abstentions in connection with any such proposals.


ITEM 5. OTHER INFORMATION.

     On October 1, 1999 the Company entered into a stock purchase agreement among the Company, Stephen Cohen, Robert Airola, Gerald Mandel and Reginald Westbrook, pursuant to which the Company acquired all the issued and outstanding shares of capital stock of Cohen Systems, d/b/a CC Systems. Cohen Systems, Inc. is a software systems provider specializing in point-of-sale and Internet-based solutions for optical retail and optical manufacturing laboratories.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     a. Exhibits

     The following Exhibits are filed as part of this Quarterly Report on Form 10-Q:

Number         Exhibit

3.1 Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Form 10-KSB filed February 3, 1995.

3.2 Certificate of Amendment of the Certificate of Incorporation, dated as of August 13, 1999, incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed August 30, 1999 (the "Form 8-K").

3.3 Certificate of Designation with respect to the Company's Series A Convertible Preferred Stock, as filed with the Delaware Department of State on August 13, 1999, incorporated by reference to Exhibit 3.2 of the Form 8-K.

4.1 Warrant dated as of August 13, 1999 between the Company and Bank Austria Creditanstalt Corporate Finance, Inc., incorporated by reference to Exhibit 3.3 of the Form 8-K.

4.2       Form of Performance Stock Program, incorporated by reference to
          Exhibit 4.1 of the Company's Registration Statement on Form S-4, Registration No. 333-78501, as amended, first filed on May 14, 1999, and Annex C thereof (the "Registration Statement"). *

10.1 Agreement and Plan of Merger, dated as of April 12, 1999, among Saratoga Resources, Inc., OptiCare Shellco Merger Corporation, PrimeVision Shellco Merger Corporation, OptiCare Eye Health Centers, Inc. and PrimeVision Health, Inc., incorporated by reference to
          Exhibit 2 of the Registration Statement.

10.2      Amended and Restated Loan and Security Agreement, dated as of
          August 13, 1999, among Consolidated Eye Care, Inc., OptiCare Eye Health Centers, Inc., and PrimeVision, Health, Inc., as Borrowers, OptiCare Health Systems, Inc., as the Parent, the lenders named therein (the "Lenders"), Bank Austria, AG, as the LC Issuer (the "LC Issuier), and Bank Austria Creditanstalt Corporate Finance, Inc., as the agent (the "Agent") (excluding schedules and other attachments thereto), incorporated by reference to Exhibit 10.1 of the Form 8-K.

10.3 Guaranty, dated as of August 13, 1999, among OptiCare Health Systems, Inc., OptiCare Eye Health Centers, Inc., PrimeVision Health, Inc., Consolidated Eye Care, Inc. and each of the other subsidiaries and affiliates of the Company listed as parties on the signature pages thereto, in favor of the Lenders, the LC Issuer and the Agent for the Lenders and the LC Issuer, incorporated by reference to Exhibit 10.2 of the Form 8-K.

10.4 Security Agreement, dated as of August 13, 1999, among the Company and the other parties listed on the signature page thereto in favor of the Lenders, the LC Issuer and the Agent for the Lenders and the LC Issuer, incorporated by reference to Exhibit 10.3 of the Form 8-K.

10.5 Conditional Assignment and Trademark Security Agreement dated as of August 13, 1999, between OptiCare Eye Health Centers, Inc. and the Agent for the benefit of the Lenders and the LC Issuer, incorporated by reference to Exhibit 10.4 of the Form 8-K.

10.6 Pledge and Security Agreement, dated as of August 13, 1999, among each of OptiCare Health Systems, Inc., OptiCare Eye Health Centers, Inc., PrimeVision Health, Inc., Consolidated Eye Care, Inc. and each of the other subsidiaries and affiliates of the Company listed on the signature pages thereto, in favor of the Agent for the benefit of the Lenders and the LC Issuer, incorporated by reference to Exhibit 10.5 of the Form 8-K.

10.7 Assignment of Notes and Security Agreement, dated as of August 13, 1999, between PrimeVision Health, Inc. and Bank Austria Creditanstalt Corporate Finance, Inc., incorporated by reference to Exhibit 10.6 of the Form 8-K.

10.8 Subordinated Promissory Note of the Company dated August 13, 1999 in the aggregate principal amount of $2,000,000, payable to Marlin Capital, L.P.

10.9 Subordinated Convertible Promissory Note of the Company dated August 13, 1999 in the aggregate principal amount of $4,000,000, payable to Marlin Capital, L.P..

10.10 Stock Purchase Agreement dated October 1 , 1999, among the Company, Stephen Cohen, Robert Airola, Gerald Mandel and Reginald Westbrook(excluding schedules and other attachments thereto).

10.11 Employment Agreement dated August 9, 1999 between the Company and Samuel B. Petteway. *

10.12 Lease dated March 1, 1997 by and between HBIC, as landlord, and CEC, as tenant, for premises located at 112-B Zebulon Court, Rocky Mount, North Carolina.

10.13 Lease dated March 1, 1997 by and between D. Blair Harrold & Allan L.M. Barker d/b/a Harrold Barker Investment Co. ("HBIC"), as landlord, and Consolidated Eye Care, Inc. ("CEC"), a wholly-owned subsidiary of PrimeVision Health, Inc., as tenant, for premises located at 110 Zebulon Court, Rocky Mount, North Carolina.

10.14 Lease dated March 1, 1997 by and between HBIC, as landlord, and CEC, as tenant, for premises located at 112-A Zebulon Court, Rocky Mount, North Carolina.

27        Financial Data Schedule (for EDGAR filing only).

----------------------

*  Management or compensatory plan

b.   Reports filed on Form 8-K filed in the period covered by this report:

     Current Report (date of event - August 13, 1999), filed August 30, 1999, including Amendment No. 1 thereto filed September 10, 1999, and Amendment No. 2 thereto filed September 17, 1999 reporting under Items 1 - Changes in Control of Registrant; Item 2 - Acquisition or Disposition of Assets; Item 4 - Changes in Registrant's Certifying Accountant; and Item 5 - Other Events.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be filed on its behalf by the undersigned, hereunto duly authorized.


Date: November 15, 1999                    OptiCare Health Systems, Inc.



                                           By: /s/ Steven L. Ditman
                                              ------------------------------
                                           Steven L. Ditman
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer and duly authorized officer)

                                  EXHIBIT INDEX

Exhibit                               Description
-------                               -----------
3.4 Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Form 10-KSB filed February 3, 1995.

3.5 Certificate of Amendment of the Certificate of Incorporation, dated as of August 13, 1999, incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed August 30, 1999 (the "Form 8-K").

3.6 Certificate of Designation with respect to the Company's Series A Convertible Preferred Stock, as filed with the Delaware Department of State on August 13, 1999, incorporated by reference to Exhibit 3.2 of the Form 8-K.

4.3 Warrant dated as of August 13, 1999 between the Company and Bank Austria Creditanstalt Corporate Finance, Inc., incorporated by reference to Exhibit 3.3 of the Form 8-K.

4.4       Form of Performance Stock Program, incorporated by reference to
          Exhibit 4.1 of the Company's Registration Statement on Form S-4, Registration No. 333-78501, as amended, first filed on May 14, 1999, and Annex C thereof (the "Registration Statement"). *

10.1 Agreement and Plan of Merger, dated as of April 12, 1999, among Saratoga Resources, Inc., OptiCare Shellco Merger Corporation, PrimeVision Shellco Merger Corporation, OptiCare Eye Health Centers, Inc. and PrimeVision Health, Inc., incorporated by reference to
          Exhibit 2 of the Registration Statement.

10.2      Amended and Restated Loan and Security Agreement, dated as of
          August 13, 1999, among Consolidated Eye Care, Inc., OptiCare Eye Health Centers, Inc., and PrimeVision, Health, Inc., as Borrowers, OptiCare Health Systems, Inc., as the Parent, the lenders named therein (the "Lenders"), Bank Austria, AG, as the LC Issuer (the "LC Issuier), and Bank Austria Creditanstalt Corporate Finance, Inc., as the agent (the "Agent") (excluding schedules and other attachments thereto), incorporated by reference to Exhibit 10.1 of the Form 8-K.

10.3 Guaranty, dated as of August 13, 1999, among OptiCare Health Systems, Inc., OptiCare Eye Health Centers, Inc., PrimeVision Health, Inc., Consolidated Eye Care, Inc. and each of the other subsidiaries and affiliates of the Company listed as parties on the signature pages thereto, in favor of the Lenders, the LC Issuer and the Agent for the Lenders and the LC Issuer, incorporated by reference to Exhibit 10.2 of the Form 8-K.

10.4 Security Agreement, dated as of August 13, 1999, among the Company and the other parties listed on the signature page thereto in favor of the Lenders, the LC Issuer and the Agent for the Lenders and the LC Issuer, incorporated by reference to Exhibit 10.3 of the Form 8-K.

10.5 Conditional Assignment and Trademark Security Agreement dated as of August 13, 1999, between OptiCare Eye Health Centers, Inc. and the Agent for the benefit of the Lenders and the LC Issuer, incorporated by reference to Exhibit 10.4 of the Form 8-K.

10.6 Pledge and Security Agreement, dated as of August 13, 1999, among each of OptiCare Health Systems, Inc., OptiCare Eye Health Centers, Inc., PrimeVision Health, Inc., Consolidated Eye Care, Inc. and each of the other subsidiaries and affiliates of the Company listed on the signature pages thereto, in favor of the Agent for the benefit of the Lenders and the LC Issuer, incorporated by reference to Exhibit 10.5 of the Form 8-K.

10.7 Assignment of Notes and Security Agreement, dated as of August 13, 1999, between PrimeVision Health, Inc. and Bank Austria Creditanstalt Corporate Finance, Inc., incorporated by reference to Exhibit 10.6 of the Form 8-K.

10.8 Subordinated Promissory Note of the Company dated August 13, 1999 in the aggregate principal amount of $2,000,000, payable to Marlin Capital, L.P.

10.9 Subordinated Convertible Promissory Note of the Company dated August 13, 1999 in the aggregate principal amount of $4,000,000, payable to Marlin Capital, L.P..

10.10 Stock Purchase Agreement dated October 1 , 1999, among the Company, Stephen Cohen, Robert Airola, Gerald Mandel and Reginald Westbrook (excluding schedules and other attachments thereto).

10.11 Employment Agreement dated August 9, 1999 between the Company and Samuel B. Petteway. *

10.12 Lease dated March 1, 1997 by and between HBIC, as landlord, and CEC, as tenant, for premises located at 112-B Zebulon Court, Rocky Mount, North Carolina.

10.13 Lease dated March 1, 1997 by and between D. Blair Harrold & Allan L.M. Barker d/b/a Harrold Barker Investment Co. ("HBIC"), as landlord, and Consolidated Eye Care, Inc. ("CEC"), a wholly-owned subsidiary of PrimeVision Health, Inc., as tenant, for premises located at 110 Zebulon Court, Rocky Mount, North Carolina.

10.14 Lease dated March 1, 1997 by and between HBIC, as landlord, and CEC, as tenant, for premises located at 112-A Zebulon Court, Rocky Mount, North Carolina.

27        Financial Data Schedule (for EDGAR filing only).

-------------------------

*  Management or compensatory plan