Form 10-K
period 1999-12-31
OPTICARE HEALTH SYSTEMS INC
filed 2000-03-30
CIK 311046

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS

                     PURSUANT TO SECTION 13 OR 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1999

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

Securities registered pursuant to Section 12(b) of the Act:

    Title of Each Class               Name of Each Exchange on Which Registered

Common Stock, $.001 par value         American Stock Exchange

------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:  None.

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        [x] Yes          [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 2000, was $30,800,564.

     The number of shares outstanding of the registrant's Common Stock, par value $.001 per share, as of March 15, 2000 was 12,543,557 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE.

                         OPTICARE HEALTH SYSTEMS, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS

                             PART I

ITEM 1.  BUSINESS
ITEM 2.  PROPERTIES
ITEM 3.  LEGAL PROCEEDINGS
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


                             PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6.  SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


                             PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


                             PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

SIGNATURES

                                     PART I

ITEM 1.   BUSINESS

GENERAL

     OptiCare Health Systems, Inc. is an integrated eye care services company focused on providing laser correction, managed care and professional eye care services. We currently own, operate and develop laser and ambulatory surgery centers and provide systems, including Internet-based software solutions, to eye care professionals. We also provide managed eye care services to health plans and operate integrated eye health centers, retail optical stores and a buying group program.

     In the fourth quarter of 1999, our board of directors approved a new corporate strategy to focus on the growth of laser correction in the eye care industry. As part of our new growth strategy, we reorganized our operations from two divisions into the following three divisions: Laser Correction and Professional Services, Managed Care Services, and Other Integrated Services.

RECENT DEVELOPMENTS

Agreement to Acquire Vision Twenty-One

     On February 10, 2000, we entered into a merger agreement with Vision Twenty-One, Inc. The transaction provides for 6,000,000 shares, which number is subject to adjustment as described in the merger agreement, of our common stock to be issued to shareholders of Vision Twenty-One and the assumption of approximately $60 million of Vision Twenty One's outstanding debt. The merger will combine the laser correction and managed eye care businesses of the two companies. The merger agreement also calls for Vision Twenty-One to continue to divest certain of its other operating businesses prior to closing. Following the closing of the merger, we expect to have over 10,000,000 managed eye care lives and a national provider panel of approximately 11,000 practicing ophthalmologists and optometrists, providing us with a unique platform to accelerate the growth of our laser correction and ambulatory surgery segments.

     The transaction is subject to certain closing conditions, including regulatory approvals, the approval of Vision Twenty-One's and our shareholders, and the restructuring of certain debt obligations of us and Vision Twenty-One, as well as a financing to provide not less than $30 million of equity or mezzanine capital.

Sale of Registered Shares

     During January 2000, we sold in the aggregate 3,571,429 registered shares of common stock at a price of $3.50 per share. We received proceeds from the offering of approximately $12.5 million, including the cancellation of a $2 million note previously issued by us. See "Certain Relationships and Related Transactions - Arrangements with Marlin Capital, LLP." The proceeds have and will be used to pay down indebtedness, to expand our laser correction and professional services division, and for general corporate purposes.

THE EYE CARE INDUSTRY

 Overview

     The eye care market includes both eye care services and optical products. In the eye care services market, eye health professionals, including ophthalmologists and optometrists, provide diagnostic eye examinations and treatment interventions to address complex eye and vision conditions. The most common conditions addressed by eye care professionals are nearsightedness, farsightedness and astigmatism. These eye and vision conditions have historically been treated with pharmaceuticals, prescription glasses, contact lenses or some combination of these treatments. With the introduction of LASIK in 1996, eye care professionals are beginning to use laser correction as an additional treatment alternative for these three conditions. The optical products portion of the eye care market consists of the manufacture, distribution and sale of optical goods, including corrective lenses, eyeglasses, frames, contact lenses and other related optical products.

     In the U.S., eye care services have traditionally been delivered by ophthalmologists and optometrists. Ophthalmologists are specifically trained physicians who have completed four years of medical school, obtained a medical degree and have received specialty training in ophthalmology. In addition to diagnostic examinations, ophthalmologists are licensed to perform ophthalmic surgery. Optometrists complete four years of optometry school and are generally licensed to perform routine eye exams and prescribe corrective optical goods. Optometrists do not perform surgery, but often provide pre-and post-operative care. There are approximately 32,000 practicing optometrists and 22,000 practicing ophthalmologists in the U.S.

     According to the Vision Council of America, 163 million people, or approximately 60% of the U.S. population, utilized eye care services in 1998, and 60% of those eye care consumers purchased eye wear products. Spending in 1998 for both services and products is estimated to be over $55 billion, increasing at approximately 6% per year.

Laser Correction

     Recently, new surgical technologies and procedures have been introduced for surgical correction of common vision conditions. Within the eye care industry, one sector that is experiencing rapid growth is laser correction. Although earlier applications for laser based surgical treatment of eye disorders, such as photorefractive keratotomy, or PRK, were introduced in the late 1980's, widespread interest in laser correction did not occur until the introduction and approval of LASIK. Introduced in 1996 in the U.S., LASIK has led to a dramatic increase in the popularity of laser correction surgery.

     The three most common conditions which are candidates for laser correction are:

     o nearsightedness, which is caused by a steepening of the cornea, resulting in the blurring of distant objects;

     o farsightedness, which is caused by a flattening of the cornea, resulting in the blurring of close objects; and

     o astigmatism, in which images are not focused on any point due to the varying curvature of the eye along different axes, which results in a distorted view of images.

     In the LASIK procedure, an ophthalmologist uses an automated microsurgical instrument to peel back a thin layer of corneal tissue, which remains hinged to the eye. A number of laser pulses are then applied to the cornea to remove tissue and thereby correct the patient's vision by reshaping the patient's cornea. After the surgeon replaces the layer of corneal tissue, no bandages are required and most patients experience no discomfort. A LASIK procedure typically takes 10 to 15 minutes from set-up to completion and is performed in an outpatient setting. At this time, only ophthalmologists are licensed to perform LASIK, although optometrists are often involved in providing pre-and post-operative care.

     Because of the effectiveness and convenience of LASIK, laser correction has grown from approximately 430,000 procedures to be performed in 1998 to industry estimates of 980,000 procedures to be performed in 1999. Despite this rapid growth, the number of laser correction patients in 1998 represented less than 0.3% of the 163 million people with refractive vision conditions in the U.S. Further, unlike most other eye-related surgical procedures, laser correction is an elective procedure for which patients pay and are generally not reimbursed by third party payors.

     Laser correction has been practiced in the United States only since 1996, and so there is only minimal information available for medical and scientific study of its long-term effects. Long-term follow-up data may reveal additional complications that may have a material adverse effect on acceptance of laser correction. Concern over the safety of laser correction procedures could adversely affect market acceptance of laser correction or result in adverse regulatory action, including product recalls. Any of these factors could have a material adverse effect on the Company's business, financial condition and results of operations.

     Concerns about the safety and effectiveness of laser correction include predictability and stability of results. Potential complications and side effects include:

     o    post-operative discomfort;

     o an increase in the light-scattering properties of the cornea during healing (corneal hazing);

     o glare/halos (undesirable visual sensations produced by bright lights);

     o    decreases in contrast sensitivity;

     o temporary increases in pressure within the eye in reaction to medication;

     o    modest fluctuations in focusing capabilities during healing;

     o modest decreases in best corrected vision (i.e., with corrective lenses);

     o    unintended over- or under-corrections;

     o    decline in corrective effect;

     o    disorders in corneal healing, corneal scars and corneal ulcers; and

     o    induced astigmatism.

 Managed care

     According to InterStudy, a health care research firm, total 1998 U.S. enrollment in health maintenance organizations, the most common type of managed care plan, was 76.6 million. This represents a 14% increase in membership versus 1997. Almost all managed care plans cover medical/surgical treatment of eye disorders and many also provide vision care benefits, including routine eye exams or optical products. According to the 1999 U.S. Optical Industry Handbook, 66% of consumers seeking eye care services received either full or partial reimbursement from a third-party insurance or managed care plan.

     We believe that enrollment in managed care plans and, therefore, the population with coverage of eye care services will continue to grow. We believe this trend will be supported by managed care plans offering enhanced vision and eye care benefits in order to more aggressively compete for potential membership. We also believe that the management of eye care services and products is specialized and best provided by companies that focus on these services. Given its success in both acquiring new customers and retaining existing customers, we believe this market segment has significant growth potential.

 Other eye care products and services

     Although vision correction techniques and technologies are growing dramatically, the demand for basic optical goods, including corrective lenses, eyeglass frames and other optical products, and eye health surgery, remains significant. Of the $55 billion eye care market, consumers spend approximately $16.3 billion on retail optical products. Approximately 83%, or $13.5 billion, is spent on lenses and frames, while approximately 12%, or $2 billion, is spent on contact lenses.

     We also expect the demand for eye surgery other than vision to show steady growth. Common eye disorders include glaucoma, macular degeneration, diabetic retinopathy and cataracts. We believe that the aging of the population, including the "baby boom" generation, will increase the demand for medical and surgical treatment of these disorders. Glaucoma affects approximately 3 million people in the U.S. and is projected by industry sources to double by 2030. Cataract surgery, the most widely performed eye care surgical procedure in the U.S., is typically performed on an outpatient basis using local anesthesia, and the procedure time is typically less than 30 minutes. In 1997, over 2.3 million cataract procedures were performed in the U.S. Since the preponderance of these other eye disorders affect patients over the age of 65, the Medicare program is the primary payor for treatment of these disorders, including surgery.

DESCRIPTION OF BUSINESS DIVISIONS

     As a result of our expectations for the growth of laser correction, we have reorganized our operations from two business divisions to three:

     o Laser Correction and Professional Services. We develop laser correction centers and provide marketing, systems, software and other services to eye care professionals.

     o Managed Care Services. We contract with managed care plans to manage the eye health portion of managed care plans.

     o Other Integrated Services. We own and operate fully integrated eye health centers, retail optical stores and a buying group program.

Laser Correction and Professional Services Division

     Laser Correction. We have two business models for providing laser correction and ambulatory surgery services. The first model involves ownership and operation of laser vision correction and ambulatory surgical centers. In the second model, we operate the OptiCare Laser Advantage(Trademark) program, in which we develop laser correction centers for independent ophthalmologists, and participate on a fee-per-procedure basis in the growth of that center.

     We own and operate four surgery centers in Connecticut, one of which is a laser correction center. In our ambulatory surgery centers, ophthalmic surgeons perform a range of eye care surgical procedures, including cataract surgery, and surgical treatment of glaucoma, macular degeneration and diabetic retinopathy. One of the ambulatory surgery centers is being converted from an eye-care-only center to a multi-specialty facility, permitting ophthalmic surgery and other types of non-eye care surgery to be performed there. In these centers, we bill patients (or their insurers, HMO's, Medicare, Medicaid or other responsible third-party payors) for use of the surgery center facility, and the surgeons bill the patients separately for their services. For laser correction, patients are billed directly and generally we are not reimbursed by third party payers. Our ambulatory facility in Waterbury, Connecticut is approved for the payment of facility fees by most health plans and our other surgery facilities are Medicare approved. We have contracted with OptiCare P.C. to provide surgical and other services to patients at the ambulatory surgical centers. OptiCare P.C., is wholly owned by Dean J. Yimoyines, M.D., Chairman of the Board, President and Chief Executive Officer and a beneficial holder of 3.1% of the Company's common stock.

     In the OptiCare Laser Advantage(Trademark) program, we use our marketplace position to identify, screen and negotiate agreements with prospective ophthalmology practices which already perform laser correction surgery at separate surgery centers, but have no ownership position in the center. Working with these physicians and the laser manufacturer, we will participate in developing, equipping, training and implementing a new laser correction center to be owned by the practice. We will also provide a laser vision correction marketing program and ongoing marketing support for the center. We intend to enter into agreements which provide that we be paid by each practice on a multi-year, fixed-price-per procedure basis, with guaranteed minimum procedure volume. As the laser correction volume of the center grows, we receive increasing revenues. To support the program, we have executed a strategic partnership agreement with Summit Technology, an excimer laser manufacturer and anticipate agreements with other laser manufacturers. We opened our first center under this business model in Rocky Mount, N.C.

     Professional Services. Beyond establishing laser vision correction centers, we sell a broad range of other management services and eye care systems to eye care professionals, principally ophthalmologists and optometrists.

     As a result of our acquisition on October 1, 1999, of Cohen Systems, Inc., we provide eye care systems and software, in which we sell Internet based and point-of-sale systems solutions for optometry practices, retail optical locations and manufacturing laboratories. These products support eye health practice management, point-of-sale, and inventory control applications. As of March 15, 2000, we had approximately 150 retail customers and 100 lens manufacturing customers for various eye care systems and software services throughout the United States and Canada. In addition to these products, we have developed and sell Internet based order entry software systems that captures and links all eye health patient data, including providing such data to a remote manufacturing location for immediate processing of patient optical goods orders.

     Our Health Service Organization ("HSO") operations provide marketing, managed care and other administrative services to individual ophthalmology and optometry practices. As of March 15, 2000, we had HSO agreements in place with 31 ophthalmology and optometry practices, having in the aggregate 56 facilities, pursuant to which we offer core and supplemental services. These agreements generally run for a fifteen-year term. Under these agreements we receive a percentage of the revenues earned by these practices (generally 3% of revenues). In addition to these services, the practices may obtain various supplemental services at agreed upon rates, which are purchased on a menu basis. In the HSO arrangements, we offer core services including access to its buying group program and marketing assistance.

     Our HSO customers are also allowed access to supplemental services including certain laser correction programs, systems administration and human resources services.

     We believe that there will be increasing demand for management and information systems solutions for independent practitioners who are not interested in a traditional physician practice management model. Management believes that these independent practitioners, which make up approximately 95% of practicing ophthalmologists, still require assistance in a range of administrative, marketing and information systems and software services. We believe these doctors have the potential to benefit from the Company's services in this area.

Managed Care Services Division

     We have significant expertise in providing managed care services for insurance companies, HMO's and other third-party payors and have leveraged our leadership position in key markets to build a strong provider base of eye care professionals. We believe that we are well positioned to compete for all types of eye care contracts because of our managed care expertise, sophisticated information systems and operating history.

     As of March 15, 2000, we administered eye care benefits for over 5 million lives, delivered through networks of eye care professionals nationwide. Approximately 2.7 million of these lives are in medical/surgical benefit plans, which we believe, makes us one of the largest specialized managers of eye care medical/surgical benefits in the country.

     Under each managed care contract, we credential eye care professionals who provide the eye care services specified under the contract to the third-party payor's members. We also perform other services, including quality assurance and utilization review, and are compensated on either a capitated or fee-for-service basis. Most contracts have a term of three years and contain an automatic renewal provision for additional one-year periods and grant either party the right to terminate the contract upon 90-180 days notice.

     Upon obtaining a managed care contract, we develop a network of eye care professionals to provide the eye care services required under the contract. Generally, we attempt to contract first with eye care professionals with whom we have a business relationship. Additionally, we seek to enter into contracts with independent eye care professionals. We undertake a thorough credential review process on each prospective eye care professional, which includes obtaining a copy of the state license and Drug Enforcement Agency number, verifying hospital privileges, liability insurance and board certification, and reviewing work history for each provider. Eye care professionals who are on one of our panels are recredentialed every two years.

All credentialed eye care professionals must meet the guidelines of the National Committee for Quality Assurance a leading quality assurance authority.

     We believe that our managed care services provide significant value to third-party payors by delivering high quality, cost-effective managed eye care to plan members and comprehensive administrative services to the third-party payor. Some of the services provided include:

     Plan Member Relations. Service representative staff are available to answer questions on members' benefits, the status of claims and to resolve complaints about the service rendered.

     Simplified Pre-Authorization Process. Network eye care professionals, with the assistance of our staff, obtain any required authorizations for the plan members prior to performing an eye care procedure. We believe that this approach simplifies the process for the plan member and thereby increases the plan members' overall satisfaction with their eye care benefits. We utilize proprietary systems to effectively administer eye health claims submitted, including Internet-based electronic authorization and claim protocols, to lower cost, reduce cycle time and improve the effectiveness of the administrative process.

     Quality Assurance Program. We solicit patient comments through monthly patient satisfaction surveys sent to a sample of members of its managed care customers. In addition, we track unsolicited comments that typically are in the nature of telephone complaints. If a plan member is dissatisfied with the service received, a service representative staff can quickly resolve routine complaints relating to matters such as eyeglasses, contact lenses and the quality of the eye examination. We believe that our issue-resolution structure is unique to the industry and increases plan members' satisfaction with their eye care benefits. In addition, we perform prospective-outcome studies and other quality assessment studies on the care rendered by our network of providers.

     Utilization Review Services. We periodically monitor every eye care professional in our network to verify that the eye care professionals are properly coding the medical services and treatment provided. Using proprietary clinical criteria for eye care procedures that are based on the American Academy of Ophthalmology's own guidelines, we work with eye care professionals regarding the appropriate eye care treatment of members.

     Credentialing. We provide credentialing services according to national standards set forth by the National Committee of Quality Assurance by which health plans are measured for compliance with quality assurance initiatives. The credentialing process includes collection of data from applications prepared by physicians, verification of licenses, insurance and education, and review of the physician's file in the National Practitioner Data Bank.

     Periodic Cost Reports. Periodic analytical reports on costs are prepared for each of the company's health plans and the application of the funds of the health plans for the benefit of the participants. We utilize our systems technology to regularly and carefully monitor the economic and qualitative performance of the networks, individual providers and health plan customers.

     Licensing requirements. Our managed care division provides services to customers in 8 states. Texas requires the company to be licensed, and our subsidiary, AECC Total Vision of Texas, is licensed as a single-purpose HMO in Texas. Prior to January 1, 2000, the managed care division also had a single service license in North Carolina, but because of regulatory changes, this license is no longer required to conduct the Company's business and has been relinquished. We expect to seek a utilization review license in Georgia in the next 12 months for our Georgia managed care operations. We hold licenses as a third-party administrator in Florida and a utilization review agent in Rhode Island, but have not commenced business in either state at the present time.

Other Integrated Services Division

     The Other Integrated Services division provides eye care services and products to consumers and also provides wholesale distribution of eye health products. We provide these diversified eye care services to customers at our integrated eye health centers and retail optical stores.

     Integrated eye health centers. Our integrated eye health centers provide comprehensive eye care services to consumers, including medical and surgical treatment by ophthalmologists of eye diseases and disorders, and vision measuring and non-surgical correction services for patients by optometrists. We operate 17 centers in Connecticut and provide all management, billing, systems and related services for the operation of these centers.

     Retail optical stores. Our retail optical stores, both owned and franchised, provide vision correction services through optometrists, and/or sell eyeglasses and other optical products. The optical locations are either free-standing or co-located with fully integrated eye health centers. The retail optical stores provide all the customary optical goods and provide all the billing, collection, and information systems to support the company's optical operations. We own 46 retail optical locations as well as 7 optical dispensaries in Connecticut and North Carolina. In Connecticut, we also have a complete manufacturing facility in which lenses are manufactured, surfaced and ground to specifications and supplied to all of our Connecticut locations.

     For both the integrated eye health centers and retail optical stores, we contract with professional corporations -- OptiCare, P.C., and Optometric Eye Care Center, P.A. -- which employ ophthalmologists and optometrists to provide surgical, medical and other professional services to consumers. We provide management services to OptiCare P.C. under a renewable 5-year professional services and support agreement, and to Optometric Eye Care Center, P.A. under a renewable 15-year professional administrative services and support agreement.

     In addition to our owned and operated locations, we have entered into license agreements regarding our franchise of 32 retail optical locations in North Carolina and South Carolina. Pursuant to these license agreements, we permit these establishments to utilize our proprietary trademarks and trade names, including "Optometric Eye Care Center," and offer specific marketing programs and group purchasing services. These agreements are generally for five year terms, however, we generally grant the licensee the right to terminate the agreement upon 90 days notice. The licensees pay us a fee based on a percentage of their gross revenue and have the option of requesting additional services from us on a separate fee basis.

     Optical Supplies. We purchase most of our eyeglasses, contact lenses and other optical goods and devices through our Buying Group.
-
     Buying Group Program. We operate one of the largest U.S. wholesale optical goods distribution or "buying group" programs, which supplies both our integrated eye health centers and retail optical operations, as well as independent ophthalmology and optometric practices with optical and ophthalmic goods and medical supplies, i.e., eyeglass frames and lenses, contact lenses, clinical equipment and other supplies. Over 4,000 eye care professionals nationwide participate in our Buying Group. This purchasing program leverages the purchasing strength of the large number of participating optometrists and buys from a national panel of approximately 175 vendors. We enter into a non-exclusive account relationship with the buying ophthalmologists and optometrists who place "bill to-ship to" orders directly with our contracted vendors. The vendors are required to furnish a discount to the purchasers, ship the product directly to the practice and bill us at the predetermined price. We, in turn, bill the participating practices and bear the credit risk. Earnings are achieved from the buying group program based upon the spread between the merchandise cost and the prices paid for the merchandise by the group members.

TRADEMARKS

     We own the following U.S. trademark registrations: OPTICARE(Registered Trademark), EYECARE FOR A LIFETIME(Registered Trademark), CONNECTICUT VISION CORRECTION(Registered Trademark), and THE DIFFERENCE IS CLEAR(Registered Trademark). Other trademarks for which applications for U.S. registration are pending are: RBNI(Trademark), KEEPING YOU AHEAD OF THE CURVE(Trademark)and curve design, DOCTOR'S EXPRESS(Trademark), DOCTORSXPRESS.COM(Trademark)and OPTICARE LASER ADVANTAGE(Trademark). We also own the following domain names: opticare.com; opticare.net; opticarenas.net; doctorsxpress.com; and opticareonline.com. We consider these trademarks and domain names important to our business. However, our business is not dependent on any individual trademark or trade name.

COMPETITION

     The market for eye care services is highly competitive in each segment of our business. In the Laser Correction and Professional Services Division, we compete with:

     o    Refractive laser surgery companies;

     o    Stand-alone laser surgery operators;

     o    Hospitals; and

     o    Physician practice management companies, among others.

     While some of the competition in this segment is local and regional, we do have national competitors. For laser correction, these include Lasersight, TLC The Laser Center, Inc., Laser Vision Centers, Inc., ClearVision Laser Centers, Ltd., LCA-Vision Inc. and Novamed. Laser correction companies primarily compete on the basis of quality of service, reputation, price and convenience. With respect to professional services, we generally compete with a range of services specific operators providing services to eye health professionals, such as marketing companies, systems and software vendors. We have identified few, if any, integrated providers of eye health services other than physician practice management companies, which, under a substantially different business model, require substantial capital investment by the practice management company and equity participation by ophthalmologists and optometrists.

     Our Managed Care Services Division competes with several regional and national eye health companies which provide services to managed care plans. These include Vision Twenty-One and Vision Service Plan of America. We also compete for managed care contracts with HMO's, PPO's and private insurers, many of which have larger provider networks and greater financial and other resources. Managed care organizations compete on the basis of administrative strength, size, quality and geographic coverage of their provider networks, marketing abilities, informational systems, the strategy of their managed care contracts, operating efficiencies and price.

     For our Other Integrated Services Division, the most direct form of competition is with independent ophthalmologists and optometrists, as well as regional operators of retail optical locations. On a national basis, companies that compete in this sector include retail optical operators, such as LensCrafters, Cole National, Sight Resources, Eye Care Centers of America, and Sterling Vision. Retail optical operators compete on price, service, product availability and location. Buying group organizations compete on the basis of price, size and purchasing power of their member buying group, the strength of their credit, and the strength of their supplier agreements and relationships.

     Several competitors in each of our divisions have greater capital or may charge less for certain services. However, we believe the integrated nature of our business model provides significant competitive advantages in the marketplace.

FORMATION AND HISTORY

     Our present form is the result of two mergers completed on August 13, 1999 (more fully described below) between (i) a subsidiary of the company and OptiCare Eye Health Centers, Inc., a Connecticut corporation ("OptiCare Eye Health Centers"), and (ii) another subsidiary of the company and PrimeVision Health, Inc., a Delaware corporation ("PrimeVision Health"). As a result of the mergers, OptiCare Eye Health Centers and PrimeVision Health are wholly owned subsidiaries of the company. At the time of the mergers, PrimeVision Health and OptiCare Eye Health Centers were each an integrated vision services company, with PrimeVision Health headquartered in North Carolina, and OptiCare Eye Health Centers headquartered in Connecticut.

     The company was incorporated in Delaware in 1994 under the name "Saratoga Resources, Inc." ("Saratoga"). At the time the company was formed, it succeeded by merger to the assets of an oil exploration and production business.

     Saratoga, while engaged in the oil business prior to 1999, experienced several years of losses and in 1998 determined to spin off its oil assets and seek a merger partner or other transaction to take advantage of Saratoga's status as a publicly held company. On April 12, 1999, Saratoga entered into a merger agreement with PrimeVision Health and OptiCare Eye Health Centers. Pursuant to the merger agreement, Saratoga spun off or otherwise disposed of its assets other than a modest amount of cash and two "shell" subsidiaries, and PrimeVision Health and OptiCare Eye Health Centers merged with the shell subsidiaries. The merger agreement closed on August 13, 1999, and, pursuant to the merger agreement, Saratoga changed its name to "OptiCare Health Systems, Inc.," which is now the name of our company.

     At the closing of the merger agreement, the board of directors and management of Saratoga resigned and, in accordance with the terms of the merger agreement, were replaced by persons selected by PrimeVision Health and OptiCare Eye Health Centers. Likewise, the capital structure of the company was altered by amendments to the certificate of incorporation and by the filing of a certificate of designation establishing a class of preferred stock designated as the Series A Convertible Preferred Stock.

GOVERNMENT REGULATION

     The federal and state governments extensively regulate the health care industry. Our business is subject to numerous federal and state laws and regulations, including the following:

     Excimer Laser Regulation. Medical devices, including the excimer lasers used in our eye surgery and laser centers, are subject to regulation by the U.S. Food and Drug Administration, referred to as the FDA. Medical devices may not be marketed for commercial sale in the United States until the FDA grants pre-market approval for the device.

     The FDA has not specifically approved the use of LASIK or the use of excimer lasers to treat both eyes on the same day, commonly referred to as bilateral treatment. The FDA considers these uses to be a practice of medicine decision. Ophthalmologists, including our affiliated ophthalmologists, often perform LASIK and bilateral treatment in an exercise of professional judgment in connection with the practice of medicine.

     Failure to comply with applicable FDA requirements could subject the company, our affiliated providers or laser manufacturers to enforcement action, product seizures, recalls, withdrawal of approvals and civil and criminal penalties. Further, failure to comply with regulatory requirements, or any adverse regulatory action, including a reversal of the FDA's current position that the "off-label," or non-FDA-approved, use of excimer lasers by physicians outside the FDA approved guidelines is a practice of medicine decision, which the FDA is not authorized to regulate, could result in a limitation on or prohibition of the company's use of excimer lasers.

     Regulation of Laser Vision Marketing. The marketing and promotion of laser correction and other vision correction surgery procedures in the United States are subject to regulation by the FDA and the Federal Trade Commission, referred to as the FTC. The FDA and FTC have released a joint communique on the requirements for marketing these procedures in compliance with the laws administered by both agencies. The FTC staff also issued more detailed staff guidance on the marketing and promotion of these procedures and has been monitoring marketing activities in this area through a non-public inquiry to identify areas that may require further FTC attention. The FDA has traditionally taken the position that the promotion and advertising of lasers by manufacturers and physicians should be limited to the uses approved by the FDA. Although the FDA does not prevent surgeons from using excimer lasers off-label, the FDA reserves the right to regulate advertising and promotion of off-label uses.

     Insurance Licensure. Most states impose strict licensure requirements on health insurance companies, HMO's, and other companies that engage in the business of insurance or pre-paid health care. In most states, these laws do not apply to discounted fee-for-service arrangements or networks that are paid on a capitated basis, i.e. based on the number of covered persons the network is required to serve without regard to the actual rendering of eye care service to patients, provided that the association with which the network provider has contracted is a licensed health insurer or HMO. There are exceptions to these rules in some states. For example, certain states require a license for a capitated arrangement with any party unless the risk-bearing association is a professional corporation that employs the eye care providers. If we are required to become licensed under these laws, the licensure process can be lengthy and time consuming and, unless the regulatory authority permits us to continue to operate while the licensure process is progressing, we could suffer losses of revenue that would result in material adverse changes in its business while the licensing process is pending. In addition, many of the licensing requirements mandate strict financial and other requirements we may not immediately be able to meet. Once licensed, we would be subject to continuing oversight by and reporting to the licensing authority.

     Regulation of our HMO Subsidiary. We hold one single service HMO license in Texas. Prior to January 1, 2000, we also held a single service HMO license in North Carolina. However, because of regulatory changes, this license is no longer required to conduct the company's business and has been relinquished. Texas requires the filing of quarterly and annual reports as well as periodic on-site audits.

     The Florida, North Carolina and Texas, managed care businesses are highly regulated. Such regulation can include, but is not limited to, caps on permissible premiums charged to customers; mandated benefits; and rules governing relationships with, and payments to, network providers. Each of these states also require pre-approval from their respective Departments of Insurance prior to allowing a significant change of ownership control to take place.

     In Texas, a single service HMO must maintain a reserve of $500,000, net of accrued unpaid liabilities. However, if such a reserve is currently unavailable, the HMO must achieve and maintain a current reserve of $200,000; this reserve must increase to $275,000 by December 31, 1999; $350,000 by December 31, 2000; $425,000 by December 31, 2001; and $500,000 by December 31, 2002.

     Texas Administrative Oversight Order. Our wholly owned Texas HMO, AECC Total Vision Health Plan of Texas, Inc., is required by the terms of an administrative oversight order dated August 18, 1999, from the Texas Insurance Department to maintain a minimum net worth of $1,400,000. The Texas HMO is also prohibited from paying dividends or making any other payments to us without the prior written approval of the Texas Insurance Department. The Texas HMO subsidiary is therefore restricted in its ability to apply its earnings (if any) to the payment of dividends on our common stock, the reduction of bank debt or any other corporate purpose, other than operation of the Texas HMO. We do not consider this requirement burdensome under present circumstances, but we are nevertheless restricted in the use of its capital. We have a cost allocation agreement with our Texas HMO subsidiary, approved by the Texas Insurance Department, which permits this subsidiary to reimburse us, the parent company, for shared administrative costs. The cost allocation agreement may be amended only with approval of the Texas Insurance Department.

     Third Party Administration Licensing. Some states require licensing for companies providing administrative services in connection with managed care business. We hold third-party administrator's licenses in Florida and Rhode Island. We intend to seek licenses in the states where they are available for eye care networks. However, we may not be able to meet the licensing requirements in all states, and this may have an adverse effect on our business and operating results or inhibit its growth.

     Physician Incentive Plans. Medicare regulations impose certain disclosure requirements on managed care networks that compensate providers in a manner that is related to the volume of services provided to Medicare patients (other than services personally provided by the provider). If incentive payments exceed 25% of the provider's potential payments, the network is also required to show that the providers have certain "stop loss" financial protections and to conduct certain Medicare enrollee surveys.

     "Any Willing Provider" Laws. Some states have adopted, and others are considering, legislation that requires managed care networks to include any qualified and licensed provider who is willing to abide by the terms of the network's contracts. These laws may also prohibit termination of providers without cause. These laws limit our ability to develop effective managed care networks in such states.

     Corporate Practice of Optometry and Ophthalmology. The laws of many states prohibit corporations that are not owned entirely by eye care professionals from:

     o    employing eye care professionals;

     o receiving for their own account reimbursements from third party payors for health care services rendered by licensed professionals;

     o    controlling clinical decision-making; or

     o engaging in other activities that constitute the practice of optometry or ophthalmology.

     To comply with these requirements, we:

     o contract with professional associations (which are owned by one or more licensed optometrists or ophthalmologists), which in turn employ or contract with licensed optometrists or ophthalmologists to provide professional services to patients;

     o    perform only non-professional services;

     o do not represent to the public or customers that it provides professional eye care services; and

     o do not exercise influence or control over the practices of the eye care practitioners employed by the professional associations.

     Our agreements with eye care providers specifically provide that all decisions required by law to be made by licensed ophthalmologists or optometrists shall be made only by such licensed persons, and that we shall not engage in any services or activities which would constitute the practice of ophthalmology or optometry. If health care regulations and their interpretations change in the future, we may have to revise the terms of such agreements to comply with regulatory changes. See "Certain Relationships and Related Transactions -- OptiCare P.C. and -- Optometric Eye Care Centers, Inc."

     State Fee-Splitting and Anti-kickback Law. Most states have laws prohibiting the paying or receiving of any remuneration, direct or indirect, that is intended to induce referrals for health care products or services. Many states also prohibit "fee-splitting" by health care professionals with any party except other health care professionals in the same professional corporation or practice association. In most cases, these laws apply to the paying of a fee to another person for referring a patient or otherwise generating business, and do not prohibit payment of reasonable compensation for facilities and services other than the generation of business, even if the payment is based on a percentage of the revenues of the professional practice. However, in some states, "fee-splitting" has been interpreted to include payments by health professionals of a portion of fees in return for certain services.

     The North Carolina Medical Board stated in an Official Position Statement, which was adopted in 1993 and amended in 1996, that sharing profits between a non-physician and physician partner on a percentage basis is fee splitting and is grounds for disciplinary action. In the past year, this issue has been raised in several lawsuits in the state. In each of these cases, the court was asked to find that the profit sharing arrangement between a physician or physician group and management company is unethical and void as against public policy. To date, no court in North Carolina has ruled on this issue. There is a risk that a court could find that our arrangements with physicians are unethical and void as against public policy or that the Medical Board could determine that the Company's arrangements with physicians in the state constitute unethical fee-splitting and that these physicians are subject to disciplinary action. This risk could also extend to arrangements with optometrists since the North Carolina Optometry Board has informally indicated that it takes a similar view on fee-splitting.

     North Carolina law also prohibits health care providers from paying any type of financial compensation to any person, firm or corporation for recommending or securing the provider's employment by a patient, or as a reward for having made a recommendation resulting in the provider's employment by a patient.

     Federal Fee-Splitting and Anti-kickback Law. Federal law prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of patients covered by federally funded health care programs such as Medicare and Medicaid, or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any product or service that is covered by a federal program.

     On April 15, 1998 the Office of Inspector General of the U.S. Department of Health and Human Services (the "OIG") issued Advisory Opinion 98-4, which raised questions about whether a percentage of revenue management fee arrangement could be viewed as violating the federal anti-kickback law if the manager is involved in helping generate revenues derived from Medicare and Medicaid programs. Under the arrangement reviewed by the OIG, the manager's duties included management and marketing services, negotiation and oversight of health care contracts with various payors, including Federal healthcare programs, and setting up provider networks that included physicians. Payments to the management company included a "fair market value payment" for operating services provided by the manager, a payment based on a percentage of the cost of capital assets, and an additional 20% of net revenues of the practice for management services. The OIG noted that since the manager was paid a percentage of net revenue, including revenue from business derived from managed care contracts arranged by the manager, that a potential technical violation of the anti-kickback statute existed. The OIG further noted that since the manager would presumably receive some compensation for management efforts in connection with the development and operation of specialist networks, any evaluation by the OIG would require information about the relevant financial relationships. The OIG summarized that while the management arrangement "may" violate the anti-kickback statute, a definitive conclusion would require a determination of the parties' intent, which is beyond the scope of the advisory opinion process.

     Our services agreements are different from the arrangements reviewed by the OIG in its advisory opinion. Therefore, we believe that the opinion is inapplicable to our relationships with our eye care professionals. As a result, there are no present plans to change the terms of these relationships, but we will continue to monitor any clarifications or determinations in this area. If the forms of our services agreements are ever determined to be in violation of the federal anti-kickback statute, it is likely that there would be a material adverse impact on our business, financial condition and results of operation.

         Advertising Restrictions. Many states, including Connecticut and North Carolina, prohibit licensed eye care professionals from using advertising which includes any name other than their own, or from advertising in any manner that is likely to lead a person to believe that a non-licensed professional is engaged in the delivery of eye care services. Certain of our forms of services agreements provide that all advertising shall conform to these requirements, but there can be no assurance that the interpretation of the applicable laws or our advertising will not inhibit us or result in legal violations that could have a material adverse effect on us.

     The laws described above have civil and criminal penalties and have been subject to limited judicial and regulatory interpretation. They are enforced by regulatory agencies that are vested with broad discretion in interpreting their meaning. Our agreements and activities have not been examined by federal or state authorities under these laws and regulations. There can be no assurance that review of our business arrangements will not result in determinations that adversely affect our operations or that certain material agreements between us and eye care providers or third-party payors will not be held invalid and unenforceable. In addition, these laws and their interpretation vary from state to state. The regulatory framework of certain jurisdictions may limit our expansion into, or ability to continue operations within, such jurisdictions if we are unable to modify its operational structure to conform with such regulatory framework. Any limitation on our ability to continue operating in the manner in which it has operated in the past could have an adverse effect on our business, financial condition and results of operations.

CREDIT FACILITY

     On August 13, 1999, we and certain of our subsidiaries entered into a loan and security agreement and certain other agreements relating to the loan agreement with a group of lenders represented by Bank Austria Creditanstalt Corporate Finance, Inc. The outstanding balance under this credit facility as of March 15, 2000, is approximately $29.6 million.

     Under the terms of the credit facility, the lenders have made available a maximum aggregate principal amount at any time outstanding of $34.2 million, which includes a term loan facility in the aggregate principal amount of $21.5 million, and a revolving credit facility in the maximum aggregate principal amount at any time outstanding of $12.7 million, including, a letter-of-credit sub-facility of up to $1.5 million. We use our credit facility to supplement working capital.

     We may borrow and repay under the revolving credit facility until June 1, 2004, subject to the terms and conditions of the credit facility. The term loan facility is repayable in fifteen quarterly principal installments, with the first fourteen installments repayable in accordance with the amortization schedule set forth in the credit facility, and the final payment of all principal amounts outstanding, being due and payable on June 1, 2004. The credit facility also requires us to make certain mandatory prepayments, including upon the offering of common stock, and allows us to make optional prepayments. The credit facility terminates, and all amounts outstanding under the credit facility are due and payable, on June 1, 2004.

     The interest rate under the credit facility equals the base rate or the eurodollar rate (each, as defined in the credit facility), as we may from time to time elect. The base rate is generally the higher of (a) the prime rate of Bank Austria for domestic commercial loans in effect on such applicable day, or
(b) the federal funds rate in effect on such applicable day plus one-half percentage point. The eurodollar rate generally equals the quotient of the offered rate quoted by Bank Austria in the interbank eurodollar market for U.S. dollar deposits of an aggregate amount comparable to the principal amount of the eurodollar loan to which the quoted rate is to be applicable.

     Our subsidiaries have guaranteed the payments and our other obligations under the credit facility, and we and certain of our subsidiaries have granted a security interest in substantially all assets, in favor of our lenders. We have pledged the capital stock of certain of our subsidiaries to the lenders.

     The credit facility contains certain restrictions on the conduct of our business, including restrictions on incurring debt, declaring or paying any cash dividends or any other payment or distribution on our capital stock, and creating liens on our assets. We are required to maintain certain financial covenants, including, a minimum fixed charge coverage ratio, a leverage ratio, a senior leverage ratio, and an interest coverage ratio. We are also restricted from incurring capital expenditures in excess of a specified amount and are required to achieve minimum cash flows.

     The occurrence of certain events or conditions described in the credit facility constitute an "event of default," including:

     o    failure to make payment of principal or interest when due;

     o failure to observe or perform certain affirmative covenants and other covenants; or

     o the occurrence of a vacancy in the offices of the chief executive or chief financial officer which is not filled by a person reasonably acceptable to the lenders.

          For further information regarding our credit facility, see "Management's Discussions and Analyses of Financial Conditions and Results of Operations - Liquidity."

EMPLOYEES

     We and our affiliates have approximately 925 employees, including 110 executive or managerial personnel, 207 licensed ophthalmologists, optometrists, and opticians and 148 ophthalmologist assistants. These amounts include an aggregate of 259 part-time personnel, i.e., working fewer than 30 hours per week. We believe that our relations with our employees are good. We are not a party to any collective bargaining agreement.

ITEM 2.  DESCRIPTION OF PROPERTIES

     We have executive offices in Waterbury, Connecticut and Rocky Mount, North Carolina. The Waterbury facility, which contains corporate offices, Managed Care offices and an integrated eye health center, is leased under four separate leases with remaining terms ranging from five to 13 years. Each of these leases also has renewal options ranging from five to 20 years in total. The combined base annual rent is $865,817 for a total of 47,200 square feet.

     The Rocky Mount facilities, which contain executive offices, HMO offices and an operations center, are adjacent facilities leased under four separate leases with remaining terms of three to five years. The combined base rent for these four facilities is $239,000 for a total of 33,900 square feet.

     Each of the foregoing offices is leased from a party that is affiliated or associated with one or more of our directors or executive officers. See "Certain Relationships and Related Transactions."

     We lease 32 additional offices in the states of Connecticut, North Carolina, Florida and Texas, principally for its eye health services and retail optical operations. These leases have remaining terms of between one and 11 years. Many of these leases are also subject to renewal options. We believe our properties are adequate and suitable for its business as presently conducted.

ITEM 3.  LEGAL PROCEEDINGS

     OptiCare Eye Health Centers Physicians Action and Countersuits. Seven physicians employed by OptiCare, P.C. commenced an action in January 1999 in the Connecticut Superior Court complaining of inducements that led them to affiliate with OptiCare Eye Health Centers. Shortly after the commencement of the action, three of the plaintiffs withdrew from the lawsuit. The remaining four plaintiffs seek damages for individual harm they claim to have suffered. One plaintiff also purports to sue derivatively on behalf of OptiCare Health Eye Centers for harm suffered by the shareholders. The defendants deny the factual and legal validity of the claims asserted and have moved to dismiss the complaint. The derivative portion of the complaint was dismissed on June 14, 1999. Dr Yimoyines, our Chairman, Chief Executive Officer and President, has been named as a defendant in this action.

     OptiCare Eye Health Centers and OptiCare P.C. instituted actions in January and February, 1999, in the Connecticut Superior court against two physicians for unfair trade practices, tortious interference and abuse of process based on defendants' course of conduct that plaintiffs complain is unlawfully designed to force plaintiffs to modify the defendants' employment contracts. Defendants have moved to strike the complaint. OptiCare Eye Health Centers and OptiCare, P.C. are opposing the motion to strike, and if successful in their opposition intend to vigorously pursue their claims. We have also brought a counterclaim against three of the physicians for anticipatory breach of contract. The foregoing actions have been consolidated in Connecticut Superior Court. These actions are in the early stages of discovery. We believe that we will prevail in these actions. However, if the physicians prevail in these actions, our business, financial condition and results of operations could be materially adversely affected.

     Missouri Action, Counterclaim and Related Put Option. PrimeVision Health commenced an action (the "Missouri Action") in United States District Court for the Eastern District of Missouri, in August 1998, seeking damages from an ophthalmologist (the "Missouri Seller") who sold his ophthalmology practice to PrimeVision Health. PrimeVision Health has alleged that the Missouri Seller falsely and fraudulently inflated the value of the corporation he sold to PrimeVision Health, in the amount of approximately $2 million. The Missouri Seller has counterclaimed against PrimeVision Health, for, among other things, enforcement of a put option, damages for allegedly malicious prosecution and a declaration that his administrative services agreement with PrimeVision Health is terminated and of no further force or effect. The litigation is in its earliest stages.

     As part of the purchase transaction, PrimeVision Health issued a put option by which the Missouri Seller, at his election, may require PrimeVision Health to purchase the balance of his ophthalmology practice, based on substantially the same valuation which PrimeVision Health is challenging in court. The exercise price that would be payable by PrimeVision Health under the put option is approximately $4 million. In January 1999, the Missouri Seller exercised the put option. PrimeVision Health has asserted to the Missouri Seller that PrimeVision Health is not obligated to honor the put for the same reasons that PrimeVision Health is seeking damages in the Missouri Action -- that the value of the corporation sold by the Missouri Seller to PrimeVision Health was falsely inflated. As noted above, the Missouri Seller has counterclaimed in the Missouri Action to enforce the put. We believe that we will prevail in the pending Missouri Action and in any attempt to enforce the put. If the Missouri Seller were to prevail in this action, our business, financial condition and results of operations could be materially adversely affected.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our security holders during the fourth quarter of 1999.

ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following information about the market prices of our common stock should be read in light of the material and substantial qualitative changes in our business that became effective upon the closing of the mergers of Saratoga with PrimeVision Health and OptiCare Eye Health Centers, on August 13, 1999. Among other changes (i) Saratoga effected a 0.06493-for-1 reverse stock split on August 13, 1999, (ii) Saratoga spun off to its stockholders of record prior to the mergers, the capital stock of certain subisidiaries, and (iii) the issuance of approximately 8.7 million of post-reverse-stock-split common stock to effectuate the mergers. The prices reported below for periods ending on or before August 13, 1999 have been adjusted to reflect the reverse stock split.

     Commencing August 16, 1999, our common stock has been listed on the American Stock Exchange and is traded under the symbol "OPT" (or, from August 16 through September 20, 1999 under the symbol "OPTWI"). Prior to August 16, 1999, our common stock was not listed on any stock exchange, but quotations from time to time were reported by the NASD on the OTC bulletin Board under the symbol "SRIK."

     The high and low prices for the period from August 16, 1999 through December 31, 1999 are based on trades effected on the American Stock Exchange. The range of high and low bid information for the shares of our common stock for the last two complete fiscal years, and for January 1 through August 13, 1999, as set forth below, was reported by the National Quotation Bureau. Such quotations represent prices between dealers, do not include retail markup, markdown or commission, and may not represent actual transactions.

        1999                                  HIGH               LOW
        ----                                  ----               ---
        4th Quarter                          $5.00             $2.75
        3rd Quarter*:
            August 16 - September 30*        12.50              5.00
            July 1 -  August 13**            0.106             0.037
        2nd Quarter                          0.067             0.004
        1st Quarter                          0.004             0.004

        1998

        ----
        4th Quarter                          0.016             0.004
        3rd Quarter                          0.016             0.016
        2nd Quarter                          0.073             0.012
        1st Quarter                          0.012             0.012


* The range of prices and quotations in the 3rd Quarter of 1999 is reported separately for periods ending on or before August 13, 1999, which is the last trading day before the reverse stock split and the mergers of OptiCare health Centers and Prime Vision Health became effective.

** Quotations for all periods ending on or before August 13, 1999, have been adjusted to give effect to a 1-for-.06493 reverse stock split that became effective at the close of business on August 13, 1999.

     On March 15, 2000, the last reported sale price of our common stock on the American Stock Exchange was $4.00 per share. As of March 15, 2000, there were approximately 183 stockholders of record of our common stock.

     We have never paid any cash dividends on our common stock and do not intend to pay any cash dividends for the foreseeable future. It is our present policy that any retained earnings will be used for repayment of indebtedness, working capital, capital expenditures and general corporate purposes. Furthermore, we are precluded from declaring or paying any cash dividends, or making a distribution to our stockholders under the covenants of our revolving credit and term loan agreements, until the termination of such agreement and the repayment of all amounts due to such lender.

Recent Sales of Unregistered Securities

     Described below is information regarding all of our equity securities that we have issued during 1999 that were not registered under the Securities Act.

     On or about August 13, 1999, in connection with the closing of the mergers, we granted options to purchase 631,367 shares of our common stock under the Performance Stock Program, at an average exercise price of $5.44 per share, in replacement of options previously granted by each of Prime Vision Health, Inc. and OptiCare Eye Health Centers, Inc.

         On or about August 13, 1999, we granted options to purchase 721,250 shares of our common stock under the Performance Stock Program, at an average exercise price of $5.85 per share.

     On August 13, 1999, in connection with entering into a new credit facility, we issued to Bank Austria Creditanstalt Corporate Finance, Inc. (i) 418,803 shares of the Series A Convertible Preferred Stock upon conversion by the bank of debt in the amount of $2,450,000 and (ii) as a financing fee, 100,000 warrants to purchase, at an exercise price of $5.85 per warrant, 100,000 shares of (A) our common stock or (B) Series A Convertible Preferred Stock, or (C) a combination of our common stock and Series A Convertible Preferred Stock aggregating 100,000 shares.

     On August 13, 1999, in connection with the mergers, we issued a convertible promissory note in the aggregate principal amount of $4,000,000 to Marlin Capital, L.P. in exchange for among other things, the cancellation of 4,000 shares of Preferred Stock of Prime Vision Health, Inc. See "Certain Relationships and Related Transactions - Arrangements with Marlin Capital, L.P."

     On October 1, 1999, we entered into a stock purchase agreement with Stephen Cohen, Robert Airola, Gerald Mandel and Reginald Westbrook. Pursuant to the agreement, we acquired all of the issued outstanding shares of capital stock of Cohen Systems, Inc. d/b/a CC Systems, Inc. in exchange for, among other things, a base purchase price comprised of 110,000 shares of our common stock, and $750,000 in the form of installment payments over a two year period and a promissory note.

     The above transactions were private transactions not involving a public offering and were exempt from the registration provisions of the Securities Act pursuant to Section 4(2) thereof. No underwriter was engaged in connection with the foregoing sales of securities. We have reason to believe that (i) all of the foregoing purchasers were familiar with or had access to information concerning our operations and financial condition, (ii) all of those individuals purchasing securities represented that they acquired the shares for investment and not with a view to the distribution thereof, and (iii) other than with respect to the options, that the foregoing purchasers are accredited investors within the meaning of Regulation D promulgated under the Securities Act. At the time of issuance, all of the foregoing securities of our common stock were deemed to be restricted securities for purposes of the Securities Act and the certificates representing such securities bore or will bear legends to that effect.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected historical consolidated financial data has been derived from audited historical financial statements and should be read in conjunction with the consolidated financial statements of the company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein. The company in its present form is the result of mergers completed on August 13, 1999 among Saratoga, PrimeVision Health and OptiCare Eye Health Centers. For accounting purposes, PrimeVision Health was treated as the accounting acquirer and, therefore the predecessor business for historical financial statement reporting purposes.

                                                                     FOR THE YEARS ENDED DECEMBER 31,

                                                       -------------------------------------------------------------------
                                                          1999 (1)         1998          1997         1996         1995
                                                          --------         ----          ----         ----         ----
STATEMENT OF OPERATIONS DATA:
Total net revenues                                          $94,633        $64,612      $58,346      $52,157      $38,523
Income (loss) from continuing operations                        351         (3,239)      (2,034)        (767)        (391)
Weighted average shares outstanding (2)                       4,776          2,256        1,856          693            -
Income (loss) from continuing operations
  per share (3)                                             $ (0.05)       $ (2.54)     $ (1.10)     $ (1.11)     $     -

(1) The Company acquired OptiCare Eye Health Centers, Inc. on August 13, 1999 and Cohen Systems, Inc. on October 1, 1999, which were accounted for as purchases. Accordingly, the results of operations of OptiCare Eye Health Centers and Cohen Systems, Inc. are included in the historical results of operations since September 1, 1999 and October 1, 1999, respectively, the deemed effective dates of the acquisitions for accounting purposes.

(2) The weighted average common shares outstanding have been adjusted to reflect the conversion associated with the reverse merger with Saratoga.

(3) Income (loss) from continuing operations per share for 1999 and 1998 are calculated after giving effect to preferred stock dividends.

                                                                               AS OF DECEMBER 31,

                                                       -------------------------------------------------------------------
                                                           1999           1998         1997         1996         1995
                                                           ----           ----         ----         ----         ----
BALANCE SHEET DATA:
Net assets of discontinued operations                        -              $5,582      $69,473      $13,845       -
Total current assets                                        $ 21,345        20,237       18,274       20,306       $5,315
Total assets                                                  66,740        26,556       86,397       26,296       11,873
Total current liabilities                                     20,654        51,198        8,289        4,138        2,941
Total debt (including current portion)                        43,148        39,976       46,536       22,273        6,895
Mandatorily redeemable preferred stock                       -               9,200       -            -                40
Total stockholders' equity (deficit)                           5,274       (34,690)       4,546        4,683       23,036

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto of OptiCare Health Systems, Inc., which are included elsewhere herein. See the Index to Financial Statements, beginning at page F-1.

     Overview. OptiCare Health Systems, Inc. is an integrated eye care services company that delivers a range of services and systems for eye health professionals and consumers, including laser correction, managed care and professional eye care services. On August 13, 1999 Saratoga Resources, Inc. ("Saratoga"), a Delaware corporation, PrimeVision Health, Inc. and OptiCare Eye Health Centers, Inc. merged (the "Mergers") pursuant to the terms of an Agreement and Plan of Merger dated as of April 12, 1999. In this transaction PrimeVision Health merged with Saratoga through a reverse acquisition by PrimeVision Health of Saratoga at book value with no adjustments reflected to historical values. Immediately following the PrimeVision Health merger, OptiCare Eye Health Centers was acquired by Saratoga, which was accounted for under the purchase method of accounting with the excess of purchase price over the estimated fair value of net assets acquired recorded as goodwill.

     In connection with the merger, our shareholders approved an amendment to the Articles of Incorporation changing, among other things, the company's name to OptiCare Health Systems, Inc., effective August 13, 1999.

     For accounting purposes, PrimeVision Health was the accounting acquirer and the surviving accounting entity. Accordingly, the operating results of OptiCare Eye Health Centers have been included in the accompanying consolidated financial statements since September 1, 1999, the deemed effective date of the acquisition for accounting purposes. The impact of results from August 13, 1999 through August 31, 1999 are deemed immaterial to the consolidated financial statements. Financial results for periods prior to September 1, 1999 are based solely upon the results reported by Prime and its subsidiaries. The excess of the aggregate purchase price including merger costs of $29.1 million over the estimated fair value of the net assets acquired was approximately $20.7 million. Of this excess $18.5 million has been recorded as goodwill and is being amortized on a straight-line basis over 25 years and $2.2 million has been used to eliminate the valuation allowance related to Prime's deferred tax assets. In addition, the company recorded an intangible asset of $7.1 million in connection with a new administrative services agreement that is being amortized over 25 years.

     On October 1, 1999, we purchased Cohen Systems, Inc. (the "Cohen Acquisition"), a software systems provider specializing in point of sale and internet-based solutions for optical retail and optical manufacturing laboratories. The total purchase price of approximately $1.6 million was comprised of approximately $0.8 million in cash and notes payable and 110,000 shares of common stock (having a value of approximately $0.8 million). The Cohen Acquisition was accounted for under the purchase method of accounting, whereby the purchase cost has been allocated to the fair value of assets acquired and liabilities assumed with the excess identified as goodwill. Fair values were based on valuations and other studies. The goodwill resulting from this transaction was approximately $1.2 million and is being amortized on a straight-line basis over 25 years. The results of operations of Cohen Systems, Inc. are included in our consolidated financial statements from the purchase date.

     In the fourth quarter of 1999, our board of directors approved a new corporate strategy to focus on the growth of laser correction in the eye care industry. In connection with that strategy, we reorganized our operations from two operating segments into three segments : (1) laser correction and professional services, (2) managed care services and (2) other integrated services. The laser correction and professional services segment includes a range of services rendered to licensed practitioners of ophthalmology and optometry, including the development and marketing of laser correction centers, the sale of eye health systems and software, and the operation of ambulatory surgery centers. The managed care segment provides a range of administrative, network management and related services to health maintenance organizations and other health care entities. The integrated services and product sales segment operates integrated eye health centers in Connecticut and owns and operates retail optical stores in Connecticut and North Carolina. This segment also includes a buying group program for optical products.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Laser correction and professional services revenue. Laser correction and professional services revenue was $4.1 million for the year ended December 31, 1999. This revenue was comprised of $1.5 million from laser vision correction and ambulatory surgery services, $1.6 million from HSO service agreements and $1.0 million of revenue from Cohen Systems, Inc. for the three months ended December 31, 1999. There was no such revenue from these operations in 1998 or 1997.

     Managed care services revenue. Managed care revenue increased to $24.4 million for the year ended December 31, 1999 from $14.9 million for the year ended December 31, 1998, an increase of $9.5 million or 63.8%. Of this increase, $3.7 million represents managed care revenue of OptiCare Eye Health Centers for the months of September through December 1999. The remaining increase is due to new managed care contracts and growth in existing member lives.

     Other integrated services revenue. Integrated services and product sales revenue increased to $66.1 million for the year ended December 31, 1999 from $49.7 million for the year ended December 31, 1998, an increase of $16.4 million or 33.0%. Of this increase $10.4 million represents optometry and ophthalmology revenue of OptiCare Eye Health Centers for the months of September through December 1999. The increase is also a result of growth in revenue from the buying group that increased from $30.0 million for the year ended December 31, 1998 to $33.4 million for the year ended December 31, 1999, an increase of $3.4 million or 11.3%. The remaining increase is attributable to growth in the other optometry and retail areas.

     Cost of product sales. Cost of product sales increased to $41.2 million for the year ended December 31, 1999 from $35.2 million for the year ended December 31, 1998, an increase of $6.0 million or 17.1%. Of this increase approximately $3.3 million represents an increase in costs of product sales related to the buying group program, representing an increase of approximately 11.9% from 1998 and is consistent with the related increase in buying group revenue. In addition, approximately $1.8 million of this increase relates to cost of product sales associated with the optometry, ophthalmology and surgical centers operations of OptiCare Eye Health Centers for the months of September through December 1999. The remaining increase is consistent with the increases in revenues in the other optometry and software sales areas.

     Medical claims expense. Medical claims expense increased to $19.5 million for the year ended

December 31, 1999 from $11.0 million for the year ended December 31, 1998, an increase of $8.5 million or 77.3%. This increase is primarily due to new managed care contracts and growth in existing member lives and is consistent with the increase in managed care services revenue. The remaining increase of approximately $2.7 million represents medical claims expenses of OptiCare Eye Health Centers for the four months ended December 31, 1999.

     Salaries wages & benefits. Salaries, wages and benefits increased to $20.1 million for the year ended December 31, 1999 from $9.3 million for the year ended December 31, 1998, an increase of $10.8 million or 116.1%. Of this increase $8.0 million represents compensation expenses of OptiCare Eye Health Centers for the months of September through December 1999. The remaining increase primarily represents increased employee costs associated with servicing increased managed care contracts.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased to $7.9 million for the year ended December 31, 1999 from $6.0 million for the year ended December 31, 1998, an increase of $1.9 million or 31.7%. This increase is primarily attributed to the general and administrative expenses of OptiCare Eye Health Centers for the period September 1 through December 31, 1999.

     Interest Expense. Interest expense decreased to $3.2 million for the year ended December 31, 1999 from $4.5 million for the year ended December 31, 1998, a decrease of $1.3 million or 28.9%. Interest expense primarily relates to our bank indebtedness and notes payable to sellers in connection with acquisition activities. The decrease in interest expense is primarily due to the reduction in outstanding bank debt and reduced interest rates associated with the mergers in August 1999 and the reduction in the seller notes payable in connection with the disposal of PrimeVision Health's ophthalmology division in December 1998.

     Income (loss) from continuing operations before income taxes. Income from continuing operations before income taxes increased to $0.6 million for the year ended December 31, 1999 from a loss of $(2.8) million for the year ended December 31, 1998, an increase of $3.4 million or 121.4%. This increase was primarily attributed to revenue growth and the reduction of interest expense as described above.

     Income tax expense. The effective tax rate for the year ended December 31, 1999 of 45.2% represents the tax expense on the book income for the year. The 1999 rate differs from the statutory rate primarily due to state income taxes and non-deductible goodwill amortization.

     Loss from discontinued operations, net of tax. Discontinued operations represent the loss from Prime's ophthalmology division. Loss from discontinued operations for the year ended December 31, 1998 was $34.9 million. Discontinued operations for the year ended December 31, 1999 includes an additional loss on disposal of $2.3 million, which represents our revised estimate of loss.

     Net Income (loss). The company had a net loss of $2.0 million for the year ended December 31, 1999 compared to a net loss of $38.1 million for the year ended December 31, 1998, a decrease of $36.1 million. This change was the result of an increase in net income from continuing operations of $3.6 million and a decrease in the loss from discontinued operations of $32.5 million.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     For the year ended December 31, 1998, the company recorded a net loss of approximately $38.1 million, was highly leveraged and was not in compliance with its bank debt covenants. Accordingly, all bank debt was classified in current liabilities at December 31, 1998. Management determined that the ophthalmology segment was the main contributing factor to the company's liquidity problems, due to lower than anticipated cash flows from the ophthalmology practices, as evidenced by the historical operating losses experienced by the ophthalmology segment.

     On December 15, 1998, in recognition of the significant losses and the fact that the physician practice management business model as operated by the company was largely unsuccessful, the company determined that the business should be disposed of and that a combination should be sought with a related business with a stronger infrastructure. Subsequent to such decision by the board, the merger among Saratoga, PrimeVision Health and OptiCare Eye Health Centers was approved.

     Other integrated services net revenue. Other integrated services revenue decreased to $49.7 million for the year ended December 31, 1998 from $50.9 million for the year ended December 21, 1997, a decrease of $1.2 million or 2.4%. This change is primarily due a decrease in the revenues in the buying group and is slightly offset by a small increase in the optometry division.

     Managed care services revenue. Managed care net revenue increased to $14.9 million for the year ended December 31, 1998 from $7.4 million for the year ended December 31, 1997, an increase of $7.5 million or 101.3%. This increase is primarily attributable to additional managed care contracts in 1998.

     Cost of product sales. Cost of product sales decreased to $35.2 million for the year ended December 31, 1998 from $37.0 million for the year ended December 31, 1997, a decrease of $1.8 million or 4.9%. This decrease is consistent with the related decrease in other integrated services revenue.

     Medical claims expense. Medical claims expense increased to $11.0 million for the year ended December 31, 1998 from $5.0 million for the year ended December 31, 1997, a increase of $6.0 million or 120%. This increase is consistent with the increase in managed care revenues.

     Salaries, wages & benefits. Salaries, wages and benefits were relatively unchanged at $9.3 million for the year ended December 31, 1998 compared to $ 9.1 million for the year ended December 31, 1997, an increase of $0.2 million or 2.2%.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased to $6.0 million for the year ended December 31, 1998 from $5.2 million for the year ended December 31, 1997 an increase of $0.8 million or 15.4%. The increase in 1998 was primarily due to additional costs to support revenue growth in the managed care division.

     Interest expense. Interest expense increased to $4.5 million for the year ended December 31, 1998 from $3.9 million for the year ended December 31, 1997, an increase of $0.6 million or 15.4%. This increase is due to increased borrowings on PrimeVision Health's bank credit facility resulting from acquisitions and lower than expected cash generation in the discontinued ophthalmology business.

     Loss from continuing operations before income taxes. Loss from continuing operations before income taxes decreased to $2.8 million for the year ended December 31, 1998 from $3.1 million for the year ended December 31, 1997, a decrease of $0.3 million or 9.7%.

     Income taxes. The effective tax rate for the year ended December 31, 1998 of 15.5% represents the tax expense on book losses during 1998. The book basis loss before income taxes is significantly more than the tax basis loss. Accordingly, the effective tax rate differs from the statutory rate. Prime's effective tax rate in 1997 was (33.7%).

     Income (loss) from discontinued operations, net of tax. Discontinued operations represent the income (loss) from Prime's ophthalmology division. Loss from discontinued operations for the year ended December 31, 1998 was $34.9 million. In 1997, income from discontinued operations was $0.6 million.

     Net loss. The company had a net loss of $38.1 million for the year ended December 31, 1998 compared to a net loss of $1.4 million for the year ended December 31, 1997, an increase in loss of $36.7 million. This change was the result of the $34.9 million loss from discontinued operations in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The company's principal sources of liquidity are from cash flows generated from operations and from borrowing under the company's credit facility. The company's principal uses of liquidity are to provide working capital, meet debt service requirements and finance the company's strategic plans. As of December 31, 1999, the company had cash and cash equivalents of approximately $2.9 million and $0.8 million of additional borrowing capacity available under its revolving credit facility, net of a $0.4 million letter of credit obligation.

     In August 1999, in connection with the mergers, the company entered into a loan agreement (the "Credit Facility") with Bank Austria. Proceeds from the Credit Facility were used to pay certain indebtedness of Prime Vision Health and OptiCare Eye Health Centers and to fund the company's business operations. The Credit Facility provides the company with a $21.5 million term loan and up to a $12.7 million revolving credit facility and is secured by a security interest in substantially all of the assets of the company. The company is required to maintain certain financial ratios, which are to be calculated on a quarterly and annual basis beginning on December 31, 1999. The first principal payment on the term loan is April 1, 2000 and the Credit Facility terminates and all amounts outstanding thereunder are due and payable on June 1, 2004. As of December 31, 1999, the company had advances outstanding of $11.5 million under the credit facility.

     The interest rate applicable to the credit facility will equal the Base Rate or the Eurodollar Rate (each, as defined in the loan agreement with Bank Austria ("Loan Agreement")), as the company may from time to time elect, in accordance with the provisions of the Loan Agreement. The base rate will generally be the higher of (a) the prime rate of Bank Austria for domestic commercial loans in effect on such applicable day or (b) the federal funds rate in effect on such applicable day plus one-half of one percent (1/2 of 1%), which generally equals LIBOR plus 2.25% (in January 2000, the rate decreased to LIBOR plus 1.75%). The Eurodollar rate will generally equal the offered rate quoted by Bank Austria in the inter-bank Eurodollar market for U.S. dollar deposits of an aggregate amount comparable to the principal amount of the Eurodollar loan to which the quoted rate is to be applicable.

     For the year ended December 31, 1999 the company used $0.4 million in operating activities, $1.2 million in investing activities and $1.5 million in financing activities. Cash used in operating activities included $2.3 million of discontinued operations partially offset by a non-cash charge of 2.0 million of depreciation and amortization. Cash used in investing activities included $1.9 million of capital expenditures. Net cash used in financing activities included $32.5 million for the repayment of the old credit facility and $33.0 million of proceeds from the new credit facility.

of borrowings under the company's revolving credit facility, which is partially offset by $1.7 million of principal repayments.

     For the year ended December 31, 1998 the company generated $2.2 million in operating activities and $1.9 million in financing activities while investing activities used cash of $0.6 million. Cash from operating activities represents a $3.2 million net loss from continuing operations, a non-cash charge of $1.4 million of depreciation and amortization, an increase in accounts receivable and decreases in inventory, accounts payable and accrued expenses. Net cash provided from financing activities consisted of $8.0 million from the issuance of mandatorily redeemable preferred stock that is partially offset by the repayment of $6.0 million of bank indebtedness. Cash used in investing activities consisted of $0.6 million of capital expenditures.

     For the year ended December 31, 1997, proceeds from the issuance of long-term debt totaled $28.8 million, which was primarily used in the discontinued operations of the company.

     As of December 31, 1999, under agreements with the North Carolina and Texas Departments of Insurance, the company was required to maintain restricted investments of $25,000 and $500,000 on behalf of these respective regulatory bodies. In addition, the company is not to declare or pay dividends or otherwise transfer any funds from its limited purpose health maintenance organization in Texas without prior approval from the Department of Insurance. As of January 1, 2000, the company withdrew its HMO license in North Carolina and is no longer subject to any liquidity restrictions with the North Carolina Department of Insurance. The company does not believe the requirements of the Texas Department of Insurance will have a material impact on the company's liquidity.

     In January 2000, the company completed the sale of 3,571,429 registered shares of common stock. The net proceeds from the stock offering were approximately $12.5 million, which included the cancellation of a $2 million subordinated note payable previously issued by the company. The company used $7.0 million of the net proceeds to pay down long-term debt and expects to use the remaining proceeds for, among other things, expansion of laser correction, working capital and general corporate purposes.

     Management believes that the combination of funds expected to be provided by its operations and its Credit Facility will be sufficient to meet funding needs for the next twelve months. The company may incur additional indebtedness and may issue notes or equity securities, in public or private transactions, in order to fund future acquisitions, capital expenditure and working capital requirements.

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

     Management believes that inflation has not had a material effect on the company's revenues for the past three years.

FORWARD-LOOKING INFORMATION

     Certain statements in this Form 10-K and elsewhere (such as in other filings by the company with the Securities and Exchange Commission, press releases, presentations by the company or its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those relating to future opportunities, the outlook of customers, the reception of new services, technologies and pricing methods, resolution of the Year 2000 Issue, existing and potential strategic alliances, development and execution of an e-commerce strategy, the success of initiatives including opening laser vision correction centers and the likelihood of incremental revenues offsetting expense related to those new initiatives. In addition, such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the company to be materially different from any future results expressed or implied by such forward-looking statements. Such factors include: changes in the regulatory environment applicable to the company's business, demand and competition for the company's products and services, general economic conditions, risks related to the eye care industry, the company's ability to successfully integrate and profitably operate its operations, and other risks detailed from time to time in the company's periodic earnings releases and reports filed with the Securities and Exchange Commission, as well as the risks and uncertainties discussed in this Form 10-K. The company undertakes no obligation to publicly update or revise forward looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The company is subject to market risk from exposure to changes in interest rates based on financing activities under the company's credit facility. The nature and amount of the company's indebtedness may vary as a result of future business requirements, market conditions and other factors. The extent of the company's interest rate risk is not quantifiable or predictable due to the variability of future interest rates and financing needs. The company does not expect changes in interest rates to have a material effect on income or cash flows in the year 2000, although there can be no assurances that interest rates will not significantly change. An increase of 10% in the interest rate payable by the company would increase the annual interest expense by $0.3 million, assuming that the company's borrowing level is unchanged. The company did not use derivative instruments to adjust the company's interest rate risk profile during the year ended December 31, 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company and the reports of independent certified public accountants thereon are set forth on pages F-1 through F- 24 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Our board of directors formally approved the appointment of Deloitte & Touche LLP as its independent accountants on August 30, 1999, and at the same time, determined not to engage Ernst & Young LLP as the Company's independent accountants for the year ended December 31, 1999. Ernst & Young LLP audited Saratoga's consolidated financial statements as of and for the year ended December 31, 1998. The board of directors of Saratoga formally approved the appointment of Ernst & Young LLP, of Dallas, Texas, as its independent accountants to audit Saratoga's consolidated financial statements for 1998 on March 29, 1999.

     The report of Ernst & Young LLP on Saratoga's consolidated financial statements for 1998 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle. In connection with Ernst & Young's audit of Saratoga's financial statements for 1998, and through March 29, 1999, Ernst & Young LLP had no disagreements with the company or Saratoga on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young LLP, would have caused them to make reference to those disagreements in their report on Saratoga's consolidated financial statements for 1998. At Saratoga's request, Ernst & Young LLP furnished a letter addressed to the Securities and Exchange Commission stating that it agrees with the previous statements.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth the name, age and position of each of our directors and executive officers as of March 15, 2000. Each director will hold office until the next annual meeting of stockholders or until his or her successor has been elected and qualified. Our executive officers are appointed by and serve at the discretion of the board of directors.


NAME                             AGE        POSITIONS
----                             ---        ---------
Dean J. Yimoyines, M.D.          52         Chairman of the Board of Directors, President and Chief Executive
                                            Officer

Steven L. Ditman                 45         Executive Vice President, Chief Financial Officer and Director
Allan L.M. Barker, O.D.          52         President of the Laser Correction and Professional Services Division
Martin E. Franklin               35         Director
John F. Croweak                  63         Director
Carl J. Schramm                  53         Director
Ian G.H. Ashken                  39         Director
D. Blair Harrold, O.D.           53         President of Retail Optometry, North Carolina Operations
Samuel B. Petteway               43         President of the Managed Care Division
Gordon A. Bishop                 50         President of the Buying Group

     Dr. Yimoyines has served as Chairman of the Board, Chief Executive Officer and President since August 13, 1999. Dr. Yimoyines is a founder of OptiCare Eye Health Centers and has served as the

Chairman, President and Chief Executive Officer of OptiCare Eye Health Centers since 1985. Dr. Yimoyines has been instrumental in the development and implementation of OptiCare Eye Health Centers business for nearly twenty years. He graduated with distinction from the George Washington School of Medicine. He completed his ophthalmology residency at the Massachusetts Eye and Ear Infirmary, Harvard Medical School. He completed fellowship training in vitreoretinal surgery at the Retina Associates in Boston. Dr. Yimoyines is a graduate of the OPM (Owner/President Management) program at Harvard Business School and a Fellow of the American Academy of Ophthalmology.

     Mr. Ditman has served as Executive Vice President, Chief Financial Officer and a Director since August 13, 1999. Mr. Ditman served as a Director of OptiCare Eye Health Centers since July 1989 and the Chief Financial Officer and Treasurer of OptiCare Eye Health Centers since March, 1992. Mr. Ditman has also served as Chief Operating Officer of OptiCare Eye Health Centers since May, 1998. From October, 1986 until March, 1992, Mr. Ditman served as Director, Chief Financial Officer and Treasurer of the Daytona Group and Drubner Broadcasting. During the same period of time, Mr. Ditman also served as Chief Financial Officer and Treasurer of The Drubner Investment Group. Mr. Ditman served as Corporate Controller of Victor Electric Wire and Cable Corporation from November, 1981 until October, 1986. Mr. Ditman served as a senior auditor for KPMG Peat Marwick from 1977 to 1981. Mr. Ditman received his Bachelor of Science in Accounting from Northeastern University in June 1977. Mr. Ditman became a Certified Public Accountant in 1980 and was licensed in the State of Rhode Island.

     Dr. Barker is President of the Laser Correction and Professional Services Division and has served as a Director since August 13, 1999. Dr. Barker has been a senior executive officer and Director of Prime since 1996. He is a licensed optometrist with 25 years experience in the eye care industry. From October, 1989 to July, 1996, Dr. Barker served as co-president of Consolidated Eye Care, Inc., the parent company of AECC/Pearlman Buying Group and AECC Total Vision Health Plan, Inc. Also during this period Dr. Barker served as vice president and secretary of Optometric Eye Care Center, P.A. Dr. Barker received his Doctor of Optometry degree in 1975 from Southern College of Optometry in Memphis, Tennessee.

     Mr. Franklin was a Director of PrimeVision Health from July, 1998 to August 13, 1999. From February 1, 1997 through February 8, 2000, Mr. Franklin has served as Chairman of the Board of Directors of Bolle Inc., an AMEX company, which is a manufacturer, marketer and distributor of premium eyewear. Mr. Franklin has been Chairman and Chief Executive Officer of Marlin Holdings, Inc., the general partner of Marlin Capital, L.P., a private investment partnership, since October, 1996. From May, 1996 until December, 1998, Mr. Franklin served as Chairman and Chief Executive Officer of Lumen Technologies, Inc., a NYSE company, which is a manufacturer and distributor of specialty lighting equipment, and served as Executive Chairman from May, 1996 until December, 1998. Mr. Franklin was Chairman of the Board and Chief Executive Officer of Lumen's predecessor, Benson Eyecare Corporation from October, 1992 to May, 1996 and President from November, 1993 until May, 1996. Mr. Franklin was non-executive Chairman and a director of Eyecare Products plc, a London Stock Exchange Company, from December, 1993 until February, 1999. In addition, Mr Franklin has served as a director of Specialty Catalog Corp., a NASDAQ listed company, since 1994 and of Corporate Express, Inc., a NASDAQ listed company since March, 1999. Mr. Franklin also serves on the boards of a number of privately held companies and charitable organizations. Mr. Franklin received a B.A. in Political Science from the University of Pennsylvania in 1986.

     Mr. Croweak has served as a Director since August 13, 1999. Mr. Croweak was a Director of OptiCare Eye Health Centers from September, 1995 to August 13, 1999. Mr Croweak was Chairman of the Board of Directors of Anthem Blue Cross and Blue Shield of Connecticut state chartered from August, 1997 until December, 1999. From April 4, 1988 through August, 1997, Mr. Croweak was Chief Executive Officer of Blue Cross and Blue Shield of Connecticut. Mr. Croweak served as a director of Anthem Insurance Companies, Inc., a multi-state health insurance company based in Indianapolis, Indiana, from August, 1997 until March, 2000. He is also a director of United Illuminating, a diversified utility operator based in New Haven, Connecticut and The New Haven Savings Bank, a state chartered savings bank based in New Haven, Connecticut. Mr. Croweak received a BBA degree from the University of Cincinnati in 1959.

     Mr. Schramm is President of Greenspring Advisors, Inc., a consulting and merchant banking firm specializing in health care information founded in 1995. From 1993 to 1995, Mr. Schramm served as Executive Vice President of Fortis, Inc., an international insurance and financial services company, where he directed American health insurance operations. From 1987 through 1992, Mr. Schramm was President of the Health Insurance Association of America, the national trade association of commercial health companies. Prior to entering the insurance industry, Mr. Schramm was a professor of Health Policy and Management at Johns Hopkins from 1972 to 1987. Mr. Schramm holds a Ph.D. in Economics from the University of Wisconsin and received his legal education at Georgetown University.

     Mr. Ashken, A.C.A., has served as a Director since August 13, 1999. Mr. Ashken has been Vice Chairman of Marlin Holdings, Inc., the general partner of Marlin Capital, L.P., since October, 1996. Mr. Ashken served as Vice-Chairman and Secretary of Bolle Inc., an AMEX company, which is a manufacturer, marketer and distributor of premium eyewear, from December, 1998 through February 8, 2000. From February, 1997 until his appointment as Vice-Chairman, Mr. Ashken served as Executive Vice President, Chief Financial Officer, Assistant Secretary and a Director of Bolle Inc. Mr. Ashken was elected Executive Vice President, Chief Financial Officer, Assistant Secretary and a Director of Lumen Technologies, Inc., a NYSE company, which is a manufacturer and distributor of specialty lighting equipment, from December, 1995 until December, 1998. Mr. Ashken was Chief Financial Officer of Lumen's predecessor, Benson Eyecare Corporation, and a director of Benson Eyecare from October, 1992 to May, 1996. Mr. Ashken also served as Benson Eyecare's Executive Vice President from October, 1994 to May, 1996; and, Assistant Secretary from December, 1993 to May, 1996. Mr. Ashken was a director of Eyecare Products plc, a London Stock Exchange Company, from August, 1994 until in February, 1999. Mr. Ashken received his B.A. (Hons) in Economics and Account from the University of Newcastle in England.

     Dr. Harrold has served as the President of Retail Optometry, North Carolina Operations since August 13, 1999. Prior thereto, Dr. Harrold served as a senior executive and director of PrimeVision Health since its acquisition of Consolidated Eye Care, Inc. in July, 1996. Dr. Harrold founded Consolidated Eyecare in 1989 and served as its Co-President until its acquisition by PrimeVision Health. Dr. Harrold is a licensed optometrist, having graduated from Ohio State University with a B.S. in physiological optics and a Doctor of Optometry degree in 1971. Dr. Harrold has also served as President of Optometric Eye Care Center, PA, a North Carolina professional association. Dr. Harrold is a member of the American Optometric Association and the North Carolina State Optometric Association and is also a Fellow in the American Academy of Optometry.

     Mr. Petteway has served as the President of the Managed Care Division since August 13, 1999. Mr. Petteway has been President of PrimeVision Health's managed care business operations since July, 1996 and, prior to PrimeVision Health's acquisition of Consolidated Eye Care, Inc, the managed care business operations of Consolidated Eyecare since 1989. Since October 1994, Mr. Petteway has served as Chairman of the Board for Association of Eye Care Centers Total Vision Health Plan, Inc. From April, 1995 through August 13, 1999, Mr. Petteway served as the Chairman of the Board of AECC Total Vision Health Plan of Texas, Inc., which are both owned by Prime. Prior to 1989, Mr. Petteway was President of Strategic Health Services, providing consulting services to hospitals, physicians, pharmacies and companies. Mr. Petteway graduated from the University of North Carolina at Chapel Hill with a Bachelor of Science in Pharmacy in 1979 and received a Masters in Business Administration with Distinction from Campbell University in 1985.

     Mr. Bishop has served as President of our Buying Group since August, 1999. In that position, he has overall responsibility for our Buying Group and all Connecticut retail optical operations. From June, 1998 to August, 1999, Mr. Bishop directed the retail operations of OptiCare Eye Health Centers, Inc. Mr. Bishop has over 30 years of experience in the optical industry, having served in a variety of different capacities with different organizations in the United States and Canada. From August of 1997 to April, 1998, he served as Vice President of Operations for Public Optical. From July of 1994 to April of 1997, he served as Operations Manager for Vogue Optical. From June of 1990 to July of 1994, he held positions of increasing responsibility with Standard Optical Ltd. He ultimately held the position of Vice President of Operations for that company. Mr. Bishop received his Business Administration Diploma from Confederation College of Applied Arts and Technology and subsequently obtained an Ophthalmic Dispensing Diploma from Ryerson Polytechnic University. He holds a variety of eye care professional certifications and is certified by the American Board of Opticianry and holds a Fellowship in the National Academy of Opticianry.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     On December 6, 1999 a former Director of the Company, David A. Durfee, filed an amendment to a Form 3 originally filed in August of 1999. The original Form 3 was filed on a timely basis, but Dr. Durfee's beneficial share ownership was inadvertently misstated. A Form 3 and a Form 4 filed by us on behalf of another Director, Martin E. Franklin, were each several days late because of confusion over the correct privacy code assigned to Mr. Franklin for purposes of electronic filings on the EDGAR system. The Form 3 reflected Mr. Franklin's beneficial ownership at the time he became a Director of the Company on August 13, 1999. The Form 4 reflected one transaction - a purchase of common stock.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The Executive Compensation discussion below for periods prior to the closing of the mergers on August 13, 1999, includes executive compensation of directors and officers earned from PrimeVision Health and OptiCare Eye Health Centers, as the case may be, and does not include any information relating to Saratoga or Saratoga's officers and directors prior to the mergers.

SUMMARY COMPENSATION TABLE


     The following table sets forth, for the fiscal years ended December 31, 1999, 1998 and 1997, compensation paid us to the Chief Executive Officer and our four other most highly compensated executive officers whose total compensation exceeded $100,000.

                                                             ANNUAL               LONG TERM
                                                          COMPENSATION           COMPENSATION
                                                        ----------------       -----------------
                                                                                                                ALL OTHER

NAME AND PRINCIPAL POSITION (9)            YEAR     SALARY ($)     BONUS ($)     OPTIONS (#)       COMPENSATION (8)
-------------------------------            ----     ----------     ---------     -----------       ----------------
Dean J. Yimoyines, M.D. (1)                1999       403,650        62,152       325,000(7)            10,671
Chairman of the Board of                   1998       360,537       139,756       286,450(6)            10,948
Directors, President and                   1997       350,000       020,803             0                7,034
Chief Executive Officer

Steven L. Ditman (2)                       1999       159,135        20,000       150,000(7)             2,700
Executive Vice President,                  1998       145,673        32,000        72,977(6)                 0
Chief Financial Officer                    1997       125,000        20,000             0                  692
and Director

Allan L.M. Barker, O.D. (3)                1999       263,161             0             0                5,000
President of the Laser                     1998       305,028           271             0                5,160
Correction and Professional                1997       299,839             0             0                4,750
Services Division and Director

D. Blair Harrold, O.D. (4)                 1999       263,485             0             0                3,566
President of  Retail                       1998       305,028             0             0                5,000
Optometry,  North                          1997       299,789             0             0                5,474
Carolina Operations

Samuel B. Petteway (5)                     1999       294,590        63,868        45,000(7)             5,000
President of the Managed                   1998       201,000        57,582             0                5,206
Care Division                              1997       197,077        10,000        18,828(6)             4,750

(1) The information includes the aggregate compensation paid by OptiCare Eye Health Centers and OptiCare P.C. for the services of Dr. Yimoyines.

(2) The information includes the compensation paid by OptiCare Eye Health Centers for the services of Mr. Ditman.

(3) The information includes the aggregate compensation paid by PrimeVision Health and Consolidated Eye Care for the services of Dr. Barker.

(4) The information includes the aggregate compensation paid by PrimeVision Health and Consolidated Eye Care for the services of Dr. Harrold.

(5) The information includes the aggregate compensation paid by PrimeVision Health and Consolidated Eye Care for the services of Mr. Petteway.

(6) All awards reflected represent options currently held by our executive officers which were received in connection with the mergers on August 13, 1999 in exchange for options of OptiCare Eye Health Centers capital stock or PrimeVision Health common stock, as the case may be.

(7) Upon the closing of the mergers on August 13, 1999, we granted options to purchase 325,000, 150,000 and 45,000 shares of common stock under our Performance Stock Program to Dr. Yimoyines, Mr. Ditman and Mr. Petteway, respectively.

(8) The executive officers were provided with certain group life, health, medical and other non-cash benefits generally available to all salaried employees and not included in this column pursuant to the rules promulgated under the Exchange Act. The amounts shown include (i) matching contributions by us under a 401(k) retirement savings plan maintained by us for each of Messrs. Yimoyines $1,200, $1,200 and $1,125, Ditman $0, $0 and $692, Barker $5,000, $5,160 and $4,750, Harrold $3,566, $5,000 and $5,474
     and Petteway $5,000, $5,206 and $4,750, for the years 1999, 1998 and 1997, respectively, (ii) Insurance premiums paid by us on behalf of Dr. Yimoyines for disability insurance was $2,555 for each of the years 1999, 1998 and 1997, (iii) Car allowance paid by us on behalf of Dr. Yimoyines was $3,438 and $3,025 for the years 1999 and 1998, respectively, and on behalf of Mr. Ditman of $2,700 for the year 1999, (iv) Country Club dues paid by us on behalf of Dr. Yimoyines were $3,478, $4,168 and $3,354 for the years 1999, 1998 and 1997, respectively.

(9) The Summary Compensation table does not include any information relating to Thomas Cook who served as the Chief Executive Officer and President of Saratoga prior to the mergers effected on August 13, 1999.

OPTIONS GRANTED IN 1999

     The following table sets forth information regarding options granted in 1999 and currently held by our Chief Executive Officer and each of the other named executive officers. In accordance with the rules of the Commission, the table sets forth the hypothetical gains or "option spreads" that would exist for the options at the end of their terms. These gains are based on assumed rates of annual compound stock price appreciation of our common stock of 5% and 10% from the date the options were granted to the end of the option terms.


                                                                                                          POTENTIAL
                                    INDIVIDUAL                                                        REALIZABLE VALUE
                                      GRANTS                                                       AT ASSUMED ANNUAL RATES OF
                                    NUMBER OF      PERCENTAGE OF                                         STOCK PRICE
                                    SECURITIES     TOTAL OPTIONS                                       APPRECIATION FOR
                                    UNDERLYING       GRANTED TO       EXERCISE                           OPTION TERM
                                     OPTIONS        EMPLOYEES IN     PRICE PER       EXPIRATION   ---------------------------
NAME                               GRANTED(#)       FISCAL 1999        SHARE            DATE           5%          10%
-----------                       ------------   ----------------   ------------    -------------      --         ----
Dean J. Yimoyines, M.D.             325,000(1)        45.1%(2)         $5.85            8/09           0        $698,750
Steven L. Ditman                    150,000(1)        20.8%(2)         $5.85            8/09           0        $322,500
Samuel B. Petteway                   45,000(1)         6.2%(2)         $5.85            8/09           0        $ 96,873

(1) Granted under our Performance Stock Program. Date of grant was August 13, 1999. Initial exercise date is August 13, 2000; options vest in installments over a period of four years. Excludes options to purchase 286,450, 72,977 and 18,828 shares of common stock which were received in connection with the mergers on August 13, 1999 in exchange for options of OptiCare Eye Health Centers capital stock or PrimeVision Health common stock, as the case may be.

(2) The total options granted excludes options granted in connection with the mergers on August 13, 1999.

AGGREGATED OPTION EXERCISES IN 1999 AND YEAR END OPTION VALUES

     The following table summarizes certain information regarding option values of our options as of December 31, 1999, held by the Chief Executive Officer and each of the other named executive officers.


                                   NUMBER OF SECURITIES UNDERLYING                      VALUE OF UNEXERCISED IN-THE-MONEY
                                UNEXERCISED OPTIONS AT 12/31/99  (#)(1)                     OPTIONS AT 12/31/99($)(1)
                               -------------------------------------               ----------------------------------------
                                                         NON-                                                     NON-
NAME                               EXERCISABLE       EXERCISABLE                         EXERCISABLE          EXERCISABLE
----                                -----------    ----------------                       -----------      ----------------
Dean J. Yimoyines, M.D.               143,224            468,226                           $134,631            $134,631
Steven L. Ditman                       36,488            186,489                           $ 34,299            $ 34,299
Samuel B. Petteway                     17,782             46,046                                  0                   0

(1) Includes options received in exchange for options of OptiCare Eye Health Centers capital stock or PrimeVision Health common stock, as the case may be, as well as options issued in fiscal 1999 after the mergers.

COMPENSATION PLANS

     We maintain the following plans for the benefit of employees, including directors and executive officers:

     o    Performance Stock Program;

     o    1999 Employee Stock Purchase Plan;

     o    2000 Professional Stock Purchase Plan;

     o    401(k) plans; and

     o    health and other insurance plans.

     We do not currently maintain a defined benefit pension plan or other actuarial retirement plan for our named executive officers or otherwise.

                            PERFORMANCE STOCK PROGRAM

GENERAL

     Our Performance Stock Program was adopted by the board of directors on May 14, 1999, and approved by our stockholders on August 13, 1999. The Program provides for the issuance of awards of an aggregate maximum of up to the lesser of (a) 3,000,000 shares of our common stock, or (b) 15% of the sum of (1) the number of shares outstanding at the time the limitation in this clause (b) is calculated, (2) the number of shares subject to options and performance shares then outstanding, and (3) the number of shares then available for future awards under the Program.

     Awards may be comprised of incentive stock options, nonqualified stock options, restricted stock, performance shares or cash units, each as described below. No single individual may receive awards for (a) more than 600,000 shares in 1999 (excluding substitute options granted to option holders of OptiCare Eye Health Centers and PrimeVision Health pursuant to the merger agreement) or (b) more than 200,000 shares in any subsequent calendar year.

     The number of persons currently eligible for awards is approximately 925. Authorized but previously unissued shares, treasury shares and shares forfeited under the Program may be issued again under the Program up to the maximum aggregate limit.

     The Program provides for administration by either the board of directors or the compensation committee of the board of directors. The compensation committee has the general authority to interpret the provisions of the Program and adopt such rules as it deems necessary or desirable for the administration of the Program. The compensation committee also handles the selection of employees, consultants and other service providers who will participate in the Program, and the determination of the size and terms of awards made under the Program.

     The Program will terminate upon adoption by the board of directors of a resolution terminating the Program, or upon the award and vesting of the maximum aggregate number of shares of common stock available under the Program.

     As of March 15, 2000, no options had been exercised pursuant to the Program, options to purchase 1,316,778 shares were outstanding, and 896,790 shares remained available for future grants. On August 13, 1999, an aggregate of approximately 630,737 options were granted to option holders of OptiCare Eye Health Centers and PrimeVision Health in substitution for such options, which contained substantially identical terms as the options substituted therefor, except for a change in the exercise price and the number of shares for which options can be exercised to reflect the mergers. In addition, after the consummation of the mergers, on August 13, 1999 an aggregate of approximately 721,250 options were granted to employees.

NON-QUALIFIED AND INCENTIVE STOCK OPTIONS

     The compensation committee may designate options as either non-qualified stock options (i.e., options not entitled to special tax benefits under the Internal Revenue Code) or incentive stock options pursuant to Section 422 of the Code. Incentive stock options may only be issued to employees and must be issued at an option price no less than the fair market value of our common stock on the date of the grant (and 110% of fair market value in the case of 10% stockholders). Subject to the foregoing, the price of the shares subject to each option is set by the compensation committee.

     The exercise of options granted under the Program is subject to terms and conditions set by the compensation committee and set in the agreement evidencing each option. The purchase price for the shares acquired upon exercise of the option may be paid (a) in cash or by certified check, or (b) at the discretion of the committee, by delivery of one or more stock certificates evidencing other shares of our common stock with a fair market value equal to the option price, or (c) by a combination of cash and common stock as described in clauses (a) and
(b).

     The compensation committee sets the expiration date of each option, but in the case of incentive stock options, the expiration date may not be longer than ten years from the date of the grant (or five years in the case of 10% stockholders).

     All incentive stock options will terminate on the earlier of the expiration date or one year following termination of employment due to disability or death. Upon termination of employment for any reason other than disability or death, all options will expire on the earlier of their expiration date or ninety days following termination of employment, unless otherwise provided in an applicable agreement or instrument. Non-qualified stock options may be subject to the same provisions with respect to termination, or may contain such other provisions as the compensation committee determines.

     Options are not transferable or assignable other than by will or the laws of descent and distribution and are exercisable during the participant's lifetime only by the participant, except that the compensation committee may, in its sole discretion, allow for transfers of awards (other than incentive stock options) to other persons or entities.

RESTRICTED STOCK

     An award of a share of restricted stock is an award to a participant of a share of common stock generally conditioned upon the attainment of performance goals established by the compensation committee for the performance period to which the award relates and the continued employment or retention as a service provider of the participant with us or any of our majority-owned subsidiaries through the end of the performance period. During the performance period, the participant has all of the rights of a stockholder, including the right to receive dividends, except that the participant shall not have custody of the shares of common stock nor the right to transfer ownership of the shares during the performance period.

     Generally, a participant's termination of employment or provision of services to us prior to the end of the relevant performance period results in forfeiture of an award of restricted stock, although the compensation committee is authorized to determine that all or any portion of the award shall not be forfeited. If a portion of a restricted stock award is forfeited, the non-forfeited portion is reduced by the amount of any dividends previously paid to the participant with respect to the forfeited portion.

PERFORMANCE SHARES OR CASH UNITS

     The compensation committee may establish performance programs and grant awards of performance shares or cash units pursuant to such programs. The compensation committee will establish performance goals and a schedule relating to such goals to determine the performance awards to be granted to participants. At the completion of a performance award period, the compensation committee shall determine the award to be made to each participant by multiplying the number of performance units granted to each participant by a performance factor representing the degree of attainment of the performance goals. Performance shares shall generally be paid in the form of common stock, and cash units shall be paid in cash, provided that the compensation committee may pay performance shares in the form of cash at the request of a participant.

THE EFFECT OF A CHANGE IN CONTROL

     In the event of a change in control of the company, as defined in the Program, all awards will become fully vested and all options will become immediately exercisable if the compensation committee so provides, if an award so provides or if an employment agreement with a recipient of an award so provides.

                        1999 EMPLOYEE STOCK PURCHASE PLAN

     Our 1999 Employee Stock Purchase Plan was adopted by our board of directors on May 14, 1999 and approved by our stockholders on August 13, 1999. The 1999 Employee Stock Purchase Plan was amended and restated by our board of directors on March 27, 2000 in order to allow for the purchase of fractional shares of common stock and to reduce the number of shares of common stock available for issuance to the extent of our common stock issued under our 2000 Professional Employee Stock Purchase Plan, which plan is described below. The Amended and Restated 1999 Employee Stock Purchase Plan (the "Employee Plan") provides for a maximum of 450,000 shares of our common stock to be sold to employees, which number shall be reduced by the number of shares of common stock issued under the 2000 Professional Employee Stock Purchase Plan. No more than 450,000 shares of common stock may be issued pursuant to these two plans in aggregate. Authorized but previously unissued shares and treasury shares may be issued under the Employee Plan up to the maximum aggregate limit.

     The Employee Plan is administered by the compensation committee. The compensation committee has the general authority to interpret the provisions of the Employee Plan and adopt such rules as it deems necessary or desirable for the administration of the Employee Plan.

     The Employee Plan will terminate upon adoption by the board of a resolution terminating the Employee Plan, or upon the sale of the maximum aggregate number of shares of common stock available under the Employee Plan.

ELIGIBILITY

     All of our employees and those of our subsidiaries, other than certain 5% stockholders, are eligible to participate in the Employee Plan if they customarily work at least 20 hours per week for at least five months in a year.

ELECTION TO PARTICIPATE

     Eligible employees elect to participate in the Employee Plan by contributing a portion of their compensation (not to exceed the lesser of 20% of base pay or $21,250) to purchase shares of common stock under the Employee Plan. Participating employees may change their elections at any time, but not more than once in a calendar quarter.

PURCHASE PRICE

     Employee contributions will be used to purchase shares of common stock as of the last business day of each calendar quarter at a price equal to 85% of the then fair market value of such shares. Only whole numbers of shares will be purchased for each employee, with any excess contributions being carried over to the next quarter.

                 2000 PROFESSIONAL EMPLOYEE STOCK PURCHASE PLAN

     On March 27, 2000, the 2000 Professional Employee Stock Purchase Plan (the "2000 Plan") was adopted and approved by our board of directors and the 2000 Plan became effective. The 2000 Plan allows for the participation of optometrists and ophthalmologists employed by professional corporations affiliated with us through professional service agreements. See "Certain Relationships and Related Transactions."

     The terms of this second plan are identical to the Employee Plan except that (i) optometrists and ophthalmologists employed by professional corporations affiliated to us may be eligible to participate in this plan and (ii) this plan will not qualify as a plan adopted under Section 423 of the Internal Revenue Code of 1986, as amended. The number of shares available for issuance under the Employee Stock Purchase Plan and the 2000 Professional Employee Stock Purchase Plan aggregate to 450,000 shares.

                   EMPLOYMENT AGREEMENTS WITH CERTAIN OFFICERS

     The provisions of the employment agreements of Messrs. Yimoyines, Ditman, Barker, Harrold and Petteway are summarized below.

     Dean J. Yimoyines. The term of his employment agreement is three years, expiring August 13, 2002, and it is automatically renewable for additional one year terms unless either party gives six months notice. Dr. Yimoyines may terminate his employment agreement without cause upon six months notice. Dr. Yimoyines' base annual salary and guaranteed bonus is $410,000, and he may receive performance-based bonuses as determined by the Board of Directors, up to 100% of base salary plus guaranteed bonus, subject to the achievement of goals established for each calendar year by the Board of Directors or the Compensation Committee. Dr. Yimoyines is entitled to a disability benefit consisting of full base salary and guaranteed bonus for the first six months of a disability, and thereafter 65% of base salary, guaranteed bonus and performance-based bonus earned as of the date of disability and to a life insurance policy on his life in the amount of $1,500,000 payable to a beneficiary designated by Dr. Yimoyines. If his employment is terminated on account of disability or without cause by the company, or if the agreement is not renewed at the end of the initial three year term, Dr. Yimoyines shall receive a lump sum payment in an amount equal to three times total compensation for the year prior to termination, plus continuation of all benefits for a period of three years after termination. If (a) during the three year period following a change in control, Dr. Yimoyines' duties are materially diminished, his principal place of employment is moved more than 50 miles, or his employment is terminated on account of disability or by the company without cause or by now-renewal of the agreement, or (b) Dr. Yimoyines voluntarily terminates his employment during the one year period following a change in control, then Dr. Yimoyines shall receive severance pay equal to three times total compensation for the year ended prior to the change in control. If Dr. Yimoyines' employment is not terminated at our election; including a termination on account of non-renewal after the initial 3-year term, then (1) during the term of the agreement and for a period of 18 months after the date of termination of employment, Dr. Yimoyines shall not engage in the practice of any branch of ophthalmology or ophthalmic surgery in any capacity in Connecticut or any portion of any other state where the company actively conducts business; and (2) for the 12 month period following termination, Dr. Yimoyines may not render services to any organization which is engaged in (a) researching, developing, marketing or selling any eye wear or eye care product, process or service or (b) management of an ophthalmic medical practice which competes with any of our products, processes or services.

     Steven L. Ditman. The term of his employment is three years expiring August 13, 2002, renewable for one year terms, subject to termination by Mr. Ditman without cause upon six months' notice. His base annual salary, excluding the cost of certain perquisites, is $175,000, and he may receive performance-based bonuses as determined by the Board of Directors, subject to the achievement of goals established for each calendar year by the Board or the Compensation Committee, up to 100% of base salary. If he becomes disabled, he is entitled to full base salary for first three months, and thereafter 65% of base salary and performance-based bonus earned as of the date of disability. He is also entitled to a death benefit of $150,000. If (1) we do not renew Mr. Ditman's agreement at the end of the initial 3-year term; (2) we terminate Mr. Ditman's employment agreement without cause; (3) Mr. Ditman voluntarily terminates his employment during the one year period following a change of control; or (4) during the three year period following a change in control, Mr. Ditman's duties are materially diminished, his principal place of employment is moved more than 50 miles, or his employment is terminated by us without cause or by non-renewal of the agreement, then he shall receive a lump sum payment equal to two times his total compensation for the year prior to termination. During the term of the agreement and for a period of 18 months after termination, subject to certain exceptions, Mr. Ditman may not render services directly or indirectly to any organization which is engaged in (1) researching, developing, marketing or selling any eye wear or eye care product, process or service which competes with us, or (2) managing the business practice of ophthalmologists, optometrists, or opticians.

     Allan L.M. Barker and D. Blair Harrold. The term of each agreement is seven years, expiring August 13, 2006, and is automatically renewable for subsequent one year terms unless either party gives six month prior notice. The employee may terminate the agreement without cause upon six months' notice. Base annual salary is $150,000, subject to cost of living adjustments on the third and sixth anniversary dates. Each employee may receive performance-based bonuses as determined by the Board of Directors, subject to the achievement of goals established for each calendar year by the Board or the Compensation Committee, up to 100% of base salary. If the employee is disabled, he receives full base salary for the first three months. The employee is entitled to receive a death benefit of $150,000. If the employee is terminated by the company without cause, he is entitled to a lump sum payment equal to the base salary the employee would have received from the date of termination to the end of the term, and continuation of benefits to the end of the term; if the employee terminates his employment with us following a change in control, he is entitled to a lump sum payment equal to one year of base salary. During the term of the agreement and for a period of 18 months after termination, subject to certain exceptions, the employee may not render services directly or indirectly to any organization which is engaged in (1) researching, developing, marketing or selling any eye wear or eye care product, process or service which competes with us, or (2) managing the business practice of ophthalmologists, optometrists, or opticians.

     Samuel B. Petteway, President of the Managed Care division. The term of the agreement is three years expiring August 13, 2002, and is automatically renewable for subsequent one year terms unless either party gives six months prior notice. Mr. Petteway may terminate the agreement without cause upon six months' notice and we may terminate without cause upon 3 months' notice. His base annual salary and guaranteed bonuses are: 1999: $221,000; 2000: $232,000; 2001: $243,000; 2002: $193,000. If the Managed Care division achieves specific targets of net operating profit in each year, Mr. Petteway will receive performance bonuses of $73,000 for 1999, and $77,000 for 2000. Thereafter, the Board shall determine net operating profit goals for 2001 and 2002, and Mr. Petteway's bonuses for those years shall be $2,000 and $77,000, respectively if such goals are achieved. Mr. Petteway shall also receive bonuses equal to certain percentages of the growth of net operating income of the Managed Care division. These bonuses are capped at $41,200 for 2000, $17,500 for 2001 and $19,300 for 2002. He may also earn additional bonuses if we achieve certain goals. Mr. Petteway is entitled to disability benefits consisting of full base salary bonuses for the first three months, and thereafter 65% of base salary plus bonuses earned as of the date of disability and to death benefits of $200,000. If the employee is terminated by us without cause or if employee terminates his employment following a change of control, he is entitled to a lump sum payment equal to 18 months' base salary. If the employee terminates the agreement without cause, he is entitled to 12 months' base salary, payable in monthly installments. During the term of the agreement and for 12 months thereafter, the employee may not compete with our managed eye care business.

COMPENSATION OF DIRECTORS

     Directors who are also employees do not receive any additional compensation for their service as directors. All other directors receive a fee of $1,000 per board meeting attended in person, and $500 per committee meeting attended in person. The chairman of the audit committee and the compensation committee, receives an additional payment of $1,500 per year. We also reimburse directors for their expenses incurred in connection with attendance at board and committee meetings, including travel and lodging, if necessary.

     Each non-employee director receives options to purchase 10,000 shares of common stock upon their election to the board (the "election options"), and thereafter options to purchase 5,000 shares at the time of each annual meeting of stockholders. All such options will vest in tranches of one-third of the award on the first, second and third anniversaries of the awards. However, each option granted to non-employee directors serving as of January 1, 2000 will vest in tranches of one-third of the award on the sixth month, eighteenth month and thirtieth month after the grant of award.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The compensation committee was formed on August 13, 1999. Mr. Croweak, who is currently a member of the compensation committee, has never been one of our officers or employees. Dr. Durfee, who was the other member of the committee until his resignation on January 17, 2000, served as the acting Chief Executive Officer and Senior Vice President of PrimeVision Health from 1996 until the closing of the mergers on August 13, 1999. Prior to the formation of the compensation committee, all decisions regarding executive compensation, salaries and incentive compensation for our employees and consultants were made solely by the board of directors and executive officers of PrimeVision Health and OptiCare Eye Health Centers, as the case may be. On January 18, 2000 Mr. Schramm was appointed to the compensation ommittee to fill the vacancy left by Dr. Durfee's resignation. Mr. Schramm has never been one of our officers or employees.

LIMITATION OF LIABILITY AND INDEMNIFICATION MATTERS

     As permitted by the Delaware General Corporation Law, our certificate of incorporation, as amended, provides that no director will be personally liable to us or our stockholders for monetary damages for breach of fiduciary duty as a director, except for liability

     o for any breach of the director's duty of loyalty to us or our stockholders;

     o for acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law;

     o    under Section 174 of the Delaware General Corporation Law; and

     o for any transaction from which the director derived an improper personal benefit.

     Our certificate of incorporation, as amended, and bylaws generally provide that we must indemnify our directors and officers to the fullest extent permitted by Delaware law, including payment in advance of a final disposition of a director's or officer's expenses and attorneys' fees incurred in defending any action, suit or proceeding. We believe that the provisions will assist us in attracting and retaining qualified individuals to serve as directors.

     We have entered into indemnification agreements with each of our directors. These indemnification agreements provide for the indemnification by us of our directors for liability for acts and omissions as directors. We believe that indemnification agreements are necessary to attract and retain qualified persons as directors.

     We currently maintain an executive liability insurance policy which provides coverage for directors and officers. Under this policy, the insurer agreed to pay, subject to certain exclusions, for any claim made against any of our directors or officers for a wrongful act by any such director or officer.

     There is no pending litigation or proceeding involving any of directors, officers, employees or agent as to which indemnification is being sought other than against Dean Yimoyines who is named as defendant in the OptiCare Eye Health Center Physicians Action. See "Business -- Litigation." The board of directors passed a resolution directing us to pay for all his expenses.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of March 15, 2000 there were 12,543,557 shares of our common stock outstanding. The following table sets forth as of March 15, 2000 certain information regarding the beneficial ownership of the common stock outstanding by (i) each person who is known us to own 5% or more of our common stock (the holdings of certain unrelated entities listed below are based on shareholdings disclosed in their public filings), (ii) each of the company's directors, (iii) the company's four other most highly compensated executive officers whose total compensation exceeded $100,000 and (iv) all of the company's executive officers and directors as a group. Unless otherwise indicated, each of the stockholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned.

Name of Executive Officers, Directors or 5% Stockholders                       Shares            Percent
--------------------------------------------------------                       ------            -------
Oxford Health Plans (2)                                                         775,996            6.0%
Bank Austria Creditanstalt Corporate Finance, Inc. (3)                          785,616            6.0%
Marlin Capital, L.P.                                                          1,209,487            9.6%
Martin E. Franklin (4)                                                        1,211,487            9.7%



Palisade Capital Management                                                   2,000,000           15.9%
Ian G.H. Ashken (5)                                                           1,211,487            9.7%
Allan L.M. Barker, O.D. (6)                                                     665,056            5.3%
D. Blair Harrold, O.D.                                                          660,505            5.3%
Dean J. Yimoyines M.D. (7)                                                      393,149            3.1%
Steven L. Ditman (8)                                                             38,488             *
Samuel B. Petteway (9)                                                          118,225             *
John F. Croweak                                                                   2,000             *
Carl J. Schramm                                                                       0             *
All executive officers and directors as a group (9                            6,652,522             53%
persons)(4)(5)(6)(7)(8)(9)

*Less than 1%

(1) Shares not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire them within 60 days upon the exercise of an option are treated as outstanding for purposes of determining beneficial ownership and the percent beneficially owned by such individual and for the executive officers and directors as a group.

(2) Includes 337,514 shares subject to currently exercisable warrants. The address of Oxford is 800 Connecticut Avenue, Norwalk, Connecticut 06854.


(3) Includes 418,803 shares of non-voting convertible preferred stock held by Bank Austria. Also includes warrants to purchase 100,000 shares of either common stock or non-voting convertible preferred stock. Does not give effect to provisions which may be included in the preferred stock and warrants, which, for bank regulatory purposes, will restrict Bank Austria from beneficially owning in excess of 4.99% of our outstanding common stock. The address of Bank Austria is Two Ravinia Drive, Suite 168, Atlanta, Georgia 30346.

(4) Includes 1,209,487 shares of common stock held by Marlin Capital, L.P. Mr. Martin E. Franklin, who is a director of the company, is the Chairman, Chief Executive Officer and principal stockholder of Marlin Holdings, Inc. which is the general partner of Marlin Capital, L.P. Mr. Franklin disclaims beneficial ownership of such shares. The address of Marlin Capital, L.P. is 555 Theodore Fremd Ave., Rye, New York 10584.

(5) Includes 1,209,487 shares of common stock held by Marlin Capital, L.P. Mr. Ian G.H. Ashken is the Vice Chairman of Marlin Holdings, Inc., which is the general partner of Marlin Capital, L.P. Mr. Ashken disclaims beneficial ownership of such shares.

(6) Includes 552 shares of common stock held by Dr. Barker's son, as to which Dr. Barker disclaims beneficial ownership.

(7) Includes 249,825 shares of common stock held by Linda Yimoyines, wife of Dean J. Yimoyines, and 143,224 shares of common stock issuable upon the exercise of outstanding options.

(8) Includes 36,488 shares of common stock issuable upon the exercise of outstanding options held by Mr. Ditman.

(9) Includes 17,782 shares of common stock issuable upon the exercise of outstanding options held by Mr. Petteway.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

OPTICARE, P.C. PROFESSIONAL SERVICES AND SUPPORT AGREEMENT

     OptiCare Eye Health Centers has entered into a Professional Services and Support Agreement with OptiCare P.C., a Connecticut professional corporation, effective December 1, 1995. Pursuant to that agreement, OptiCare P.C. employs medical personnel and performs all ophthalmology and optometry services at the Company's facilities in Connecticut. We select and provide the facilities at which the services are performed and we are the exclusive provider of all administrative and support services for the facilities operated by OptiCare P.C. pursuant to this agreement. We bill and receive payment for the services rendered by OptiCare P.C. and in turn pays OptiCare P.C. a service fee pursuant to a compensation plan mutually agreed to each year. The company owns all the rights to the "OptiCare" name and under the terms of the agreement, if the agreement with OptiCare P.C. is terminated, OptiCare P.C. must change its name and discontinue using the OptiCare name. The agreement expires on December 1, 2000 and automatically renews for successive two year terms unless either party terminates the agreement at least 180 days before the next renewal date. Dean J. Yimoyines, M.D., our Chairman, Chief Executive Officer, and President, is the sole stockholder of OptiCare, P.C.

OPTOMETRIC EYE CARE CENTER, P.A. PROFESSIONAL SERVICE AND SUPPORT AGREEMENT

     Through one of our subsidiaries, we have entered into a Professional Services and Support Agreement with Optometric Eye Care Center, P.A., a North Carolina professional association, effective August 10, 1999. Pursuant to that agreement, Optometric Eye Care Center employs optometrists and technical personnel and performs all optometry services at our facilities in North Carolina. We select and provide the facilities at which the services are performed, and we provide all administrative and support services for the facilities operated by Optometric Eye Care Center pursuant to this agreement. We bill and receive payment for the services rendered by Optometric Eye Care Center and in turn pay Optometric Eye Care Center a service fee pursuant to a compensation plan mutually agreed to each year. We own all the rights to the trade names used at the practice locations under the terms of the agreement. If the agreement with Optometric Eye Care Center is terminated, Optometric Eye Care Center must change its name to a name substantially dissimilar to our trade names. The agreement expires in 15 years and automatically renews for successive five-year terms unless either party terminates the agreement at least 180 days before the next renewal date. Drs. Allan L.M. Barker, a member of our board of directors and President of our Laser Correction and Professional Services Division, and D. Blair Harrold, the President of Retail Optometry, North Carolina Operations, own all the capital stock of Optometric Eye Care Center.

CERTAIN LEASES

     OptiCare Eye Health Centers is the tenant under a Lease Agreement dated September 1, 1995 with O.C. Realty Associates Limited Partnership, as landlord. The leased premises are located in New Milford, Connecticut and are used for the practice of ophthalmology and optometry and incidental activities such as the sale of eye glasses and corrective lenses. The term of the lease is 15 years. Under the Lease Agreement, during the first five years of the leasehold term, OptiCare Eye Health Centers pays a minimum annual rental to O.C. Realty Associates Limited Partnership of $50,400, subject to adjustment at the end of the first five years and every five years thereafter plus all taxes, assessments, utilities and insurance related to the property being leased. In addition, OptiCare Eye Health Centers has guaranteed the mortgage of O.C. Realty Associates Limited Partnership, the amount of which was approximately $222,000 as of December 31, 1999. Dean J. Yimoyines, M.D., John Yimoyines, brother of Dean Yimoyines, and Steven Ditman, our Executive

Vice President, our Chief Financial Officer and a director each owns a 4.11% interest in O.C. Realty Associates Limited Partnership.

     OptiCare Eye Health Centers is the tenant under a Lease Agreement dated September 1, 1995 with French's Mill Associates, as landlord. The leased premises are located in Waterbury, Connecticut and are used for the practice of ophthalmology and optometry, an ambulatory surgery center, and incidental activities such as the sale of eye glasses and corrective lenses. The term of the lease is fifteen years. Under the Lease Agreement, during the first five years of the leasehold term, OptiCare Eye Health Centers pays annual rental to French's Mill Associates of $604,000, subject to adjustment at the end of the first five years and every five years thereafter. In addition, OptiCare Eye Health Centers pays all taxes, assessments, utilities and insurance related to the property being leased. Linda Yimoyines and John Yimoyines, the wife and brother, respectively, of Dean Yimoyines, M.D., each owns a 14.28% interest in French's Mill Associates.

     We are currently negotiating an additional real property lease for approximately 4,700 square feet with French's Mill Associates, which would be used for clinical administrative space.

     OptiCare Eye Health Centers is the tenant under a Lease dated September 30, 1997 with French's Mill Associates II, LLP, as landlord. The leased premises are located in Waterbury, Connecticut and are the location of our main headquarters. The term of the lease is fifteen years. Under the lease, during the first five years of the leasehold term, OptiCare Eye Health Centers pays a minimum annual rental to French's Mill Associates II, LLP of $76,800, subject to adjustment at the end of the first five years and every five years thereafter. In addition, OptiCare Eye Health Centers pays all taxes, assessments, utilities and insurance related to the property being leased. Linda Yimoyines and John Yimoyines each owns a 12.5% interest in French's Mill Associates II, LLP.

     O.N.B. Associates owns approximately a 25% interest in Cross Street Medical Building Partnership, the landlord under a lease dated September 22, 1987 and a Lease Extension Agreement dated December 12, 1997 with Ophthalmic Physicians and Surgeons, P.C., an entity that merged with and into OptiCare Eye Health Centers in 1987. The leased premises are located in Norwalk, Connecticut and are used for the practice of ophthalmology and optometry, an ambulatory surgery center, and incidental activities such as the sale of eyeglasses and corrective lenses. The term of the lease is three years. Under the Lease, OptiCare Eye Health Centers pays a minimum annual rental to Cross Street Medical Building Partnership of $427,600. In addition, OptiCare Eye Health Centers pays all taxes, assessments, utilities and insurance related to the property being leased. Linda Yimoyines and John Yimoyines each own an 11% interest in O.N.B. Associates and Steven Ditman, Chief Financial Officer and a director, owns a 1.5% interest in O.N.B. Associates.

     OptiCare Eye Health Centers is also the tenant under a second Lease Agreement dated September 1, 1995 with French's Mill Associates II, L.L.P. as landlord. The leased premises are located in Waterbury, Connecticut and are also part of OptiCare's main headquarters. The term of the lease is fifteen years. Pursuant to the Lease Agreement, during the first five years of the leasehold term, OptiCare Eye Health Centers pays a minimum annual rental to French's Mill Associates II of $54,210, subject to adjustment at the end of the first five years and every five years thereafter. In addition, OptiCare Eye Health Centers pays all taxes, assessments, utilities and insurance related to the property being leased.

     Consolidated Eye Care, Inc., one of our subsidiaries, is guarantor for a $298,530 liability of Kirkland Drive Associates, an entity which, at the time of the guarantee, was owned 50% by Prime and 50% by Drs. Barker and Harrold, two of our officers. Kirkland Drive Associates is currently owned 100% by Drs. Barker and Harrold. Dr. Barker is a director and officer of the company, and Dr. Harrold is an officer of the company.

     Consolidated Eye Care, Inc. is the tenant under a Lease Agreement dated March 1, 1997 with Drs. D. Blair Harrold and Allan L. M. Barker. The leased premises are located in Rocky Mount, North Carolina and are used for HMO offices. The term of the lease is five years commencing on August 1, 1997. Under the lease, Consolidated Eye Care, Inc. pays an annual rental of $13,500 and $14,850 during the first two years and second two years respectively. In addition, Consolidated Eye Care, Inc. pays all taxes, assessments, utilities, insurance and for certain repairs related to the property being leased. Dr. Barker is a director and officer of the company, and Dr. Harrold is an officer of the company.

     Consolidated Eye Care, Inc. is the tenant under a Lease Agreement dated March 1, 1997 with Drs. Harrold and Barker. The leased premises are located in Rocky Mount, North Carolina and are used for HMO executive offices. The term of the lease is five years commencing on May 1, 1997. Under the lease, Consolidated Eye Care, Inc. pays an annual rental of $42,409 and $46,448 during the first two years and second two years respectively. In addition, Consolidated Eye Care, Inc. pays all taxes, assessments, utilities, insurance and for certain repairs related to the property being leased.

     Consolidated Eye Care, Inc. is the tenant under a Lease Agreement dated March 1, 1997 with Drs. Harrold and Barker. The leased premises are located in Rocky Mount, North Carolina and are used as an operations center. The term of the lease is five years commencing on May 1, 1997. Under the lease, Consolidated Eye Care, Inc. pays an annual rental of $122,467 and $137,552 during the first two years and second two years respectively. In addition, Consolidated Eye Care, Inc. pays all taxes, assessments, utilities, insurance and for certain repairs related to the property being leased.

     Consolidated Eye Care, Inc. is the tenant under a Lease Agreement dated September 1, 1999 with Drs. Harrold and Barker. The leased premises are located in Rocky Mount, North Carolina and are used as executive offices. The term of the lease is five years commencing September 1, 1999. Under the lease, Consolidated Eye Care, Inc. pays an annual rental of $40,000 during the first year of the lease. Thereafter, the rental amount is adjusted annually in accordance with the consumer price index. In addition, Consolidated Eye Care, Inc. pays all taxes, assessments, utilities, insurance and for certain repairs related to the property being leased.

     Optometric Eye Care Centers, P.A., a North Carolina professional association affiliated with the Company through a management agreement, is the tenant under a Lease Agreement dated March 1, 1997 with Drs. Harrold and Barker. The leased premises are located in Fayetteville, North Carolina and are used for the practice of optometry and the sale of eye glasses and corrective lenses. The term of the lease is five years commencing May 1, 1997. Under the lease, Optometric Eye Care Centers, P.A. pays an annual rental of $96,000 and $100,000 during the first two years and second two years respectively. In addition, Optometric Eye Care Centers, P.A. pays all taxes, assessments, utilities, insurance and for certain repairs related to the property being released.

     Optometric Eye Care Centers, P.A., is the tenant under a Lease Agreement dated March 1, 1997 with Drs. Harrold and Barker. The leased premises are located in Jacksonville, North Carolina and are used for the practice of optometry and the sale of eye glasses and corrective lenses. The term of the lease is four years commencing May 1, 1997. Under the lease, Optometric Eye Care Centers, P.A. pays an annual rental of $59,752 during the first two years. During the second two years Optometric Eye Care Centers, P.A. pays an annual rental of $65,184 or 6% of net revenues, whichever is greater. In addition, Optometric Eye Care Centers, P.A. pays all taxes, assessment, utilities, insurance and for certain repairs related to the property being released.

STOCK PURCHASE AGREEMENT AND CONSULTING AGREEMENT

     Under the terms of a Stock Purchase Agreement dated as of October 15, 1997 among OptiCare Eye Health Centers and Oxford Health Plans, Inc. ("Oxford"), Nazem OptiCare Partners, LP, Eugene W. Huang and Christopher Kaufman, as purchasers, OptiCare Eye Health Centers sold, for an aggregate purchase price of $6,000,017 either Class A preferred shares, or Class B preferred shares to Oxford, Nazem, OptiCare Partners, Huang and Kaufman. In addition Oxford received warrants to purchase Class B shares.

     On October 15, 1997, OptiCare Eye Health Centers also entered into a three-year Consulting Agreement with Mr. Fred Nazem, who until January, 2000, was a beneficial owner of in excess of 5% of our outstanding capital stock. We paid to Mr. Nazem a sum of $180,000 in consideration for consulting services under that agreement, and issued to Mr. Nazem and two of his associates warrants to purchase an aggregate of 19,911 shares of Class B preferred stock of OptiCare Eye Health Centers. These warrants were exchanged in the merger for warrants in the company, as described above.

     Prior to the mergers, OptiCare Eye Health Centers, Oxford, Nazem OptiCare Partners, Mr. Nazem, Mr. Huang and Mr. Kaufman were parties to a certain Amended and Restated Stockholders Agreement (the "OptiCare Stockholders Agreement"), dated as of October 15, 1997, that contained provisions such as restrictions on transfers of shares, rights of first refusal, co-sale rights and provisions relating to the election of directors. Pursuant to a Second Amended and Restated Stockholders' Agreement entered into in connection with the mergers, the OptiCare Stockholders Agreement was amended and restated so as to terminate most of its provisions and to amend certain provisions relating to restrictions of the employee/stockholders from competing with the company.

     Prior to the mergers, OptiCare Eye Health Centers, Oxford, Nazem OptiCare Partners, Mr. Huang and Mr. Kaufman were parties to a certain Registration Rights Agreement (the "OptiCare Registration Rights Agreement"), dated as of October 15, 1997, that provided for certain demand and piggyback registration rights in favor of the stockholders parties thereto. The OptiCare Registration Rights Agreement was terminated, effective as of the mergers. However, pursuant to a Letter Agreement, dated August 9, 1999, between the company and Oxford, the company agreed to continue the piggyback registration rights provided for in the OptiCare Registration Rights Agreement with respect to the shares issuable upon exercise of the warrants held by Oxford.

PARTICIPATING PROVIDER AGREEMENT

     OptiCare Eye Health Centers is also a party to a participating provider agreement with Oxford Health Plans, Inc., a holder of in excess of five percent of our outstanding capital stock, under which OptiCare Eye Health Centers provides medical services to the insured members of Oxford's insurance plans and receives fees from Oxford for these services. This agreement may be terminated by either party upon 90 days written notice.

SETTLEMENT WITH OPTOMETRIC EYE CARE CENTER, P.A.

     In 1996, Drs. Allan L.M. Barker and D. Blair Harrold, majority shareholders in Optometric Eye Care Center, P.A. and Consolidated Eye Care, Inc., sold Consolidated to PrimeVision Health. At the same time, Drs. Barker and Harrold became executive officers and directors of PrimeVision Health. Consolidated and

Optometric Eye Care had previously entered an administrative services agreement which continued after the sale of Consolidated to PrimeVision Health. Among other factors, the impending mergers of PrimeVision Health and OptiCare Eye Health Centers prompted Drs. Barker and Harrold to begin proceedings to terminate the administrative services agreement between Consolidated (a subsidiary of PrimeVision Health at the time) and Optometric Eye Care and to submit their resignations from PrimeVision Health forthwith. In conjunction with these actions, Drs. Barker and Harrold submitted a Request for Declaratory Ruling from the North Carolina Board of Examiners in Optometry and instituted a lawsuit in North Carolina Superior Court, asking the court to grant a Temporary Restraining Order, which was issued, enjoining, among other things, the mergers.

     On April 9,1999, Drs. Harrold and Barker entered into a settlement agreement among Optometric Eye Care, PrimeVision Health, Consolidated and the other parties to the lawsuit, and the transactions called for in the settlement agreement closed on August 13, 1999, at the same time as the mergers of PrimeVision Health and OptiCare Eye Health Centers with the company. Following are the material terms of this settlement agreement:

(1) Consolidated and Optometric Eye Care entered into a new 40-year administrative services agreement with an initial 15 year term and five automatic renewals for five years each. See above "Optometric Eye Care Centers Professional Services and Support Agreement."

(2)  $2.5 million was paid to Drs. Harrold and Barker.

(3) PrimeVision Health issued additional shares of its common stock to Drs. Barker and Harrold such that, together with shares previously owned, will constitute 32% of PrimeVision Health's total common stock calculated on a primary basis immediately prior to the mergers. This share grant satisfied a note receivable in the amount of $364,896 plus accrued interest held by Consolidated Eye Care and all other alleged claims.

(4) Drs. Harrold and Barker entered into new employment agreements with the company that became effective on August 13, 1999, at the same time as the closing of the mergers.

(5) In the event of the company's subsequent insolvency or bankruptcy, Drs. Barker and Harrold will have the right to purchase six retail business operations in North Carolina for three times the earnings before interest, taxes, depreciation and amortization excluding the effect of all extraordinary items and non-recurring charges. This right will be available to Drs. Barker and Harrold only until such time as the aggregate market value of their common stock is less than $7 million.

(6)  Dr. Barker was named as one of our directors.


ARRANGEMENTS WITH MARLIN CAPITAL, L.P.

     Pursuant to the terms of a stock purchase agreement, dated as of June 4, 1998, between PrimeVision Health and Marlin Capital, L.P., PrimeVision Health sold to Marlin Capital (i) 8,000 shares of Prime Vision Health's Class A Preferred Stock and (ii) warrants to purchase 1,333,333 shares of PrimeVision Health's common stock for an aggregate purchase price of $8,000,000. Mr. Martin
E. Franklin, who is a current Director of the company, is the Chairman, Chief Executive Officer and principal stockholder of Marlin Holdings, Inc., which is the general partner of Marlin Capital, L.P., a private investment partnership since

October 1996. Mr. Ian G.H. Ashken, who is a current Director of the company, is the Vice Chairman of Marlin Holdings, Inc.

     In connection with the mergers, the 8,000 shares of Prime Vision Health Class A Preferred Stock and warrants owned by Marlin Capital were exchanged as follows:

o 2,000 shares of PrimeVision Health preferred stock and all the warrants (as adjusted) were exchanged for 2,033,333 shares of PrimeVision Health common stock, which in turn were exchanged in the mergers for 638,059 shares of our common stock.

o 2,000 shares of PrimeVision Health preferred stock were exchanged for a promissory note issued by us in the principal amount of $2,000,000, having a three year term and bearing interest at the annual rate of 8%. This promissory note was cancelled in January, 2000 upon the exchange of the note for 571,428 registered shares of our common stock in connection with our offering of an aggregate of 3,571,428 shares of common stock as a price of $3.50 per share. See "Business - Recent Developments."

o 4,000 shares of PrimeVision Health preferred stock were exchanged for a convertible promissory note issued by us in the principal amount of $4,000,000, having a three year term, and bearing interest at the annual rate of 9% beginning on February 14, 2000. The note was convertible into our common stock after August 13, 2000 at a conversion price which is the greater of (x) the closing market price on the first trading day after the mergers, or (y) 90% of the average closing price of our common stock in the 20 trading days prior to conversion. This note was paid in full in February, 2000 with a portion of the proceeds of a common stock offering. See "Business - Recent Developments"

STOCK OPTIONS

     In connection with the mergers, options to acquire shares of common stock or capital stock of OptiCare Eye Health Centers and PrimeVision Health, as the case may be, were exchanged by directors and officers for options under the company's Performance Stock Program. See "ITEM 11 -- Executive Compensation."

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  LIST OF FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

1.  FINANCIAL STATEMENTS

     Independent Auditors' Reports

     Consolidated Balance Sheets as of December 31, 1999 and 1998

     Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997

     Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

     Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 1999, 1998 and 1997

     Notes to Consolidated Financial Statements

2.  FINANCIAL STATEMENT SCHEDULES

     Required schedules have been omitted because they are either not applicable or the required information has been disclosed in the consolidated financial statements or notes thereto.

3.  EXHIBITS:

Exhibit               Description

-------               -----------

3.1 Certificate of Incorporation of Registrant, incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-KSB filed February 3, 1995.

3.2 Certificate of Amendment of the Certificate of Incorporation, dated as of August 13, 1999, as filed with the Delaware Secretary of State on August 13, 1999, incorporated by reference to Exhibit 3.1 to Registrant's report on Form 8-K filed on August 30, 1999.

3.3       Amended and Restated By-laws of Registrant adopted March 27, 2000.

3.4 Certificate of Designation with respect to the Registrant's Series A Convertible Preferred Stock, as filed with the Delaware Secretary of State on August 13, 1999, incorporated by reference to Exhibit 3.2 to Registrant's report on Form 8-K filed on August 30, 1999.

3.5 Warrant agreement dated as of August 13, 1999 between the Registrant and Bank Austria Creditanstalt Corporate Finance, Inc., incorporated by reference to Exhibit 3.3 to the Registrant's report on Form 8-K filed on August 30, 1999.

4.1       Performance Stock Program, incorporated herein by reference to Exhibit
          4.1 to the Registrant's Registration Statement on Form S-4, registration no. 333-78501, first filed on May 14, 1999, as amended (the "Registration Statement 333-78501).+

4.2       Amended and Restated 1999 Employee Stock Purchase Plan. +

4.3       2000 Professional Employee Stock Purchase Plan. +

10.1 Compromise and Settlement Agreement dated May 7, 1996, by and between Saratoga Resources, Inc. a Delaware corporation, Saratoga Resources, Inc., a Texas corporation, Lobo Operating, Inc., a Texas corporation, Lobo Energy, Inc., a Texas corporation, Thomas F. Cooke, Joseph T. Kaminski, Randall F. Dryer, and Internationale Nederlanden (U.S.) Capital Corporation, incorporated by reference to Exhibit 1 to the Registrant's Report on Form 8-K dated May 7, 1996.

10.2 Purchase and Sale Agreement dated May 7, 1996, by and between Internationale Nederlanden (U.S.) Capital Corporation and Prime Energy Corporation, incorporated by reference to Exhibit 2 to our Report on Form 8-K dated May 7, 1996.

10.3 Assignment and Bill of Sale dated May 7, 1996, by and between Saratoga Resources, Inc., a Delaware corporation and Prime Energy Corporation, incorporated by reference to Exhibit 3 to our Report on Form 8-K dated May 7, 1996.

10.4 Settlement Agreement and Full and Final Release dated March 10, 1997, by and between Saratoga Resources, Inc., a Delaware corporation, Thomas F. Cooke, Randall F. Dryer, Dryer, Ltd., a Texas Family Partnership and Joseph T. Kaminski, incorporated by reference to
          Exhibit 1 to our Report on Form 8-K dated March 12, 1997.

10.5 Purchase and Sale agreement dated effective November 12, 1998, between Saratoga Holdings I, Inc. and The Premium Group, Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form SB-2 of Saratoga Holdings I, Inc. filed with the SEC on December 1, 1998.

10.6 Service Agreement dated as of November 12, 1998, between Saratoga Holdings and Premium Recoveries, Inc. Incorporated by reference to
          Exhibit 10.2 to the Registration Statement on Form SB-2 of Saratoga Holdings I, Inc. filed on December 1, 1998.

10.7 Settlement agreement dated as of April 9, 1999, among PrimeVision Health, Inc., Dr. Allan L.M. Barker, Dr. D. Blair Harrold, Optometric Eye Care Center, P.A., Steven B. Waite, Bank Austria AG, and Bank Austria Corporate Finance, Inc., incorporated by reference to Exhibit
          10.8 to the Registration Statement 333-78501

10.8 Vision care capitation agreement between OptiCare Eye Health Centers and Blue Cross & Blue Shield of Connecticut, Inc. (and its affiliates) dated October 23, 1999, incorporated by reference to Exhibit 10.9 to the Registration Statement 333-78501.

10.9 Eye care services agreement between OptiCare Eye Health Centers and Anthem Health Plans, Inc. (d/b/a Anthem Blue Cross and Blue Shield of Connecticut), effective November 1, 1998, incorporated by reference to
          Exhibit 10.10 to the Registration Statement 333-78501.

10.10 Contracting provider services agreement dated April 26, 1996, and amendment thereto dated as of January 1, 1999, between Blue Cross and Blue Shield of Connecticut, Inc., and OptiCare Eye Health Centers , incorporated herein by reference to Exhibit 10.11 to the Registration Statement 333-78501.

10.11 Form of employment agreement between the Registrant and Dean J. Yimoyines, M.D., effective August 13, 1999, incorporated herein by reference to Exhibit 10.12 to the Registration Statement 333-78501.+

10.12 Form of employment agreement between the Registrant and Steven L. Ditman, effective August 13, 1999, incorporated herein by reference to
          Exhibit 10.13 to the Registration Statement 333-78501.+

10.13 Form of employment agreement between the Registrant and Dr. Allan L.M. Barker, effective August 13, 1999, , incorporated herein by reference to Exhibit 10.14 to the Registration Statement 333-78501.+

10.14 Form of employment agreement between the Registrant and Dr. D. Blair Harrold, effective August 13, 1999, incorporated herein by reference to Exhibit 10.15 to the

          Registration Statement 333-78501.+

10.15 Employment Agreement between the Registrant and Samuel B. Petteway dated August 9, 1999 incorporated by reference to Exhibit 10.11 to the Registrant's report on Form 10-Q filed on November 15, 1999.+

10.16 Lease dated September 22, 1987 and lease extension agreement dated December 12, 1997 by and between Cross Street Medical Building partnership, as landlord, and Ophthalmic Physicians and Surgeons, P.C., as tenant, for premises located at 40 Cross Street, Norwalk, Connecticut incorporated herein by reference to Exhibit 10.16 to the Registration Statement 333-78501.

10.17 Lease agreement dated September 1, 1995 by and between French's Mill Associates, as landlord, and OptiCare Eye Health Centers as tenant, for premises located at 87 Grandview Avenue, Waterbury, Connecticut incorporated herein by reference to Exhibit 10.17 to the Registration Statement 333-78501.

10.18 Lease agreement dated September 30, 1997 by and between French's Mill Associates II, LLP, as landlord, and OptiCare Eye Health Centers Eye Health Center P.C., as tenant, for premises located at 160 Robbins Street, Waterbury, Connecticut (upper level), incorporated herein by reference to Exhibit 10.18 to the Registration Statement 333-78501.

10.19 Lease agreement dated September 1, 1995 and amendment to lease dated September 30, 1997 by and between French's Mill Associates II, LLP, as landlord, and OptiCare Eye Health Centers Eye Health center P.C., as tenant, for premises located at 160 Robbins Street, Waterbury, Connecticut (lower level), incorporated herein by reference to Exhibit
          10.19 to the Registration Statement 333-78501.

10.20 Lease agreement dated September 1, 1995 between O.C. Realty Associates Limited Partnership, as landlord, and OptiCare Eye Health Centers, as tenant, for premises located at 54 Park Lane, New Milford, Connecticut, incorporated herein by reference to Exhibit 10.20 to the Registration Statement 333-78501.

10.21 Lease dated March 1, 1997 by and between HBIC, as landlord, and CEC, as tenant, for premises located at 112-B Zebulon Court, Rocky Mount, North Carolina, incorporated by reference to Exhibit 10.12 to the Registrant's report on Form 10-Q filed on November 15, 1999.

10.22 Lease dated March 1, 1997 by and between D. Blair Harrold & Allan L.M. Barker d/b/a Harrold Barker Investment Co. ("HBIC"), as landlord, and Consolidated Eye Care, Inc. ("CEC"), a wholly-owned subsidiary of PrimeVision Health, Inc., as tenant, for premises located at 110 Zebulon Court, Rocky Mount, North Carolina, incorporated by reference to Exhibit 10.13 to the Registrant's report on Form 10-Q filed on November 15, 1999.

10.23 Lease dated March 1, 1997 by and between HBIC, as landlord, and CEC, as tenant, for premises located at 112-A Zebulon Court, Rocky Mount, North Carolina, incorporated by reference to Exhibit 10.14 to the Registrant's report on Form 10-Q filed on November 15, 1999.

10.24 Form of health services organization agreement between PrimeVision Health, Inc. and eye care providers, incorporated herein by reference to Exhibit 10.21 to the Registration Statement 333-78501.

10.25 Professional services and support agreement dated December 1, 1995 between OptiCare Eye Health Centers and OptiCare P.C., a Connecticut professional corporation, incorporated herein by reference to Exhibit
          10.22 to the Registration Statement 333-78501.

10.26 Voting Agreement, dated as of July 14, 1999, between Thomas Cooke and PrimeVision Health, Inc., incorporated herein by reference to
          Exhibit 10.23 to the Registration Statement 333-78501.

10.27 Amended and Restated Loan and Security Agreement, dated as of August 13, 1999, among Consolidated Eye Care, Inc., OptiCare Eye Health Centers, and PrimeVision Health, Inc. as borrowers, the Registrant as the Parent, the lenders named therein (the "Lenders"), Bank Austria, AG (the "LC Issuer"), and Bank Austria Creditanstalt Corporate Finance, Inc., as the agent (the "Agent")(excluding schedules and other attachments thereto), incorporated by reference to Exhibit 10.1 to the Registrant's report on Form 8-K filed on August 30, 1999.

10.28 Guaranty dated as of August 13, 1999, among the Registrant, OptiCare Eye Health Centers, PrimeVision Health, Inc., Consolidated Eye Care, Inc. and each of the other subsidiaries and affiliates of the Registrant listed on the signature pages thereto, in favor of the Lenders, the LC Issuer and the Agent, incorporated by reference to
          Exhibit 10.2 to the Registrant's report on Form 8-K filed on August 30, 1999.

10.29 Security Agreement dated as of August 13, 1999, among the Registrant and the other parties listed on the signature page thereto in favor of the Agent for the benefit of the Lenders and the LC Issuer, incorporated by reference to Exhibit 10.3 to the Registrant's report on Form 8-K filed on August 30, 1999.

10.30 Conditional Assignment and Trademark Security Agreement dated as of August 13, 1999, between the Registrant and the Agent for the benefit of the Lenders and the LC Issuer, incorporated by reference to Exhibit
          10.4 to the Registrant's report on Form 8-K filed on August 30, 1999.

10.31 Pledge and Security Agreement, dated as of August 13, 1999, among each of the Registrant, OptiCare Eye Health Centers, PrimeVision Health, Inc., Consolidated Eye Care, Inc. and each of the other subsidiaries and affiliates of the Company listed on the signature pages thereto, in favor of the Agent for the benefit of the Lenders and the LC Issuer, incorporated by reference to Exhibit 10.5 to the Registrant's report on Form 8-K filed on August 30, 1999.

10.32 Assignment of Notes and Security Agreement, dated as of August 13, 1999, between PrimeVision Health, Inc. and the Agent, incorporated by reference to Exhibit 10.6 to the Registrant's report on Form 8-K filed on August 30, 1999.

10.33 Agreement and Plan of Merger, dated as of April 12, 1999, among the Registrant (then known as "Saratoga Resources, Inc."), OptiCare Shellco Merger Corporation, Prime Shellco Merger Corporation, OptiCare Eye Health Centers, Inc., a Connecticut corporation, and PrimeVision Health, Inc., incorporated herein by reference to Exhibit 2 to the Registration Statement 333-78501.

10.34 Subordinated Promissory Note of the Company dated August 13, 1999 in the aggregate principal amount of $2,000,000, payable to Marlin Capital, L.P., incorporated by reference to Exhibit 10.8 to the Registrant's report on Form 10-Q filed on November 15, 1999.

10.35 Subordinated Convertible Promissory Note of the Company dated August 13, 1999 in the aggregate principal amount of $4,000,000, payable to Marlin Capital, L.P., incorporated by reference to Exhibit 10.9 to the Registrant's report on Form 10-Q filed on November 15, 1999.

10.36 Stock Purchase Agreement dated October 1 , 1999, among the Company, Stephen Cohen, Robert Airola, Gerald Mandel and Reginald Westbrook (excluding schedules and other attachments thereto), incorporated by reference to Exhibit 10.10 to the Registrant's report on Form 10-Q filed on November 15, 1999.

10.37 Registration Rights Agreement dated as of August 13, 1999 between Registrant and Bank Austria Creditanstalt Corporate Finance, Inc.


10.38 Lease dated March 1, 1997, between the Registrant as tenant and Drs. Blair Harrold and Allan L.M. Barker as landlord, covering premises known as 579 Cross Creek Mall, Fayetteville, N.C., incorporated by reference to Exhibit 10.39 to the Company's Registration Statement on Form S-1, registration no. 333-93043, first filed on December 17, 1999, as amended ("Registration Statement 333-93043").

10.39 Lease dated March 1, 1997, between the Registrant as tenant and Optometric Eye Care Center, P.A., as landlord, covering premises at 315-A Western Boulevard, Jacksonville, N.C., incorporated by reference to Exhibit 10.40 to the Registration Statement 333-93043.

10.40 Employment agreement between the Registrant as employer and Gordon A. Bishop, dated August, 13, 1999, incorporated by reference to Exhibit
          10.41 to the Registration Statement 333-93043.+

10.41 Lease dated September 1, 1999, between the Registrant as tenant and Harrold-Barker Realty, as landlord, covering premises located in Rocky Mount, N.C., incorporated by reference to Exhibit 10.42 to the Registration Statement 333-93043.

10.42 Professional Services and Support Agreement between the Registrant and Optometric Eye Care Centers, P.A., incorporated by reference to
          Exhibit 10.43 to the Registration Statement 333-93043.

10.43 Agreement and Plan of Merger and Reorganization among Vision Twenty-One, Inc., OC Acquisition Corp. and OptiCare Health Systems, Inc. dated as February 10, 2000.

16.1 Letter of Hein + Associates LLP regarding Change in Certifying Accountants, incorporated by reference to Exhibit 16 of the Amendment No. 1 filed April 6, 1999, of Registrant"s Current Report on Form 8-K dated March 29, 1999.

16.2 Letter of Ernst & Young LLP regarding Change in Certifying Accountants, incorporated by reference to Exhibit 16 of the Amendment No. 2 filed September 17, 1999 of Registrant's Current Report on Form 8-K dated August 13, 1999.

21        List of Subsidiaries of the Registrant, incorporated by reference to
          Exhibit 21 to the Registration Statement 333-93043.

27        Financial Data Schedule (for EDGAR Filing only).



+ Management or compensatory plan.



(b)  REPORTS ON FORM 8-K

         There were no reports on Form 8-K filed during the three months ended December 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         There were no reports on Form 8-K filed during the three months ended December 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   OPTICARE HEALTH SYSTEMS, INC.

Date:  March 29, 2000           By: /s/ Dean J. Yimoyines
                                   _______________________________
                                   Dean J. Yimoyines, M.D.,
                                   Chairman of the Board,
                                   Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Signature                 Title                                 Date
---------                 --------------                        ----

/s/ Dean J. Yimoyines
-----------------------   Director, Chairman of the Board,      March 27, 2000
Dean J. Yimoyines, M.D.   Chief and President (Principal
                          Executive Officer

/s/ Steven L. Ditman
----------------------    Director, Executive Vice President    March 28, 2000
Steven L. Ditman          and Chief Financial Officer
                          (Principal Financial and Accounting
                          Officer)

/s/ Martin E. Franklin
-------------------       Director                              March 27, 2000
Martin E. Franklin


/s/ Ian G.H. Ashken
-------------------       Director                              March 27, 2000
Ian G.H. Ashken

/s/ Allan L.M. Barker
-------------------       Director                              March 27, 2000
Allan L.M. Barker


/s/ John F. Croweak
-------------------       Director                              March 27, 2000
John F. Croweak


/s/ Carl J. Schramm
-------------------       Director                              March 27, 2000
Carl J. Schramm

                          INDEX TO FINANCIAL STATEMENTS

Reports of Independent Auditors                                       F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998          F-4

Consolidated Statements of Operations for the years ended
 December 31, 1999, 1998 and 1997                                     F-5

Consolidated Statements of Cash Flows for
the years ended December 31, 1999, 1998 and 1997                      F-6

Consolidated Statements of Stockholders'
 Equity (Deficit) for the years ended
 December 31, 1999, 1998 and 1997                                     F-7


Notes to Consolidated Financial Statements                            F-8

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
OptiCare Health Systems, Inc.
Waterbury, Connecticut

We have audited the accompanying consolidated balance sheet of OptiCare Health Systems, Inc. and subsidiaries (the "Company") as of December 31, 1999, and the related consolidated statements of operations, cash flows and stockholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of OptiCare Health Systems, Inc. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


Deloitte & Touche LLP


Hartford, Connecticut
March 24, 2000

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Prime Vision Health, Inc. and Subsidiaries

         We have audited the accompanying consolidated balance sheets of Prime Vision Health, Inc. and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, shareholders' (deficit) equity and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Prime Vision Health, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that Prime Vision Health, Inc. and subsidiaries will continue as a going concern. During 1998 and 1997 the Company incurred operating losses and had a working capital deficiency at December 31, 1998. In addition, as more fully described in
Note 9, the Company was not in compliance with certain covenants of its loan agreement with a bank at December 31, 1998. These conditions raised substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

May 7, 1999
Raleigh, NC

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                            DECEMBER 31,
                                                                                         1999            1998
                                                                                 -------------    ------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                           $2,921         $ 5,956
   Accounts receivable, net                                                            10,557           4,571
   Inventories                                                                          3,029           1,360
   Net current assets of discontinued operations                                            -           5,582
   Income tax receivable                                                                  755           1,089
   Deferred income taxes, current                                                       2,579           1,499
   Other current assets                                                                 1,504             180
                                                                                 -------------    ------------
       TOTAL CURRENT ASSETS                                                            21,345          20,237

Property and equipment, net                                                             9,679           4,510
Deferred debt issuance costs, net                                                       1,236             546
Intangible assets, net                                                                 32,443             810
Deferred income taxes, non-current                                                        951             123
Notes receivable from related parties, less current portion                                94             175
Other assets                                                                              992             155
                                                                                 -------------    ------------
        TOTAL ASSETS                                                                  $66,740        $ 26,556
                                                                                 =============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
   Accounts payable                                                                    $7,619         $ 3,926
   Claims payable                                                                       3,048             440
   Accrued salaries and related expenses                                                2,171           3,100
   Accrued expenses                                                                     2,730             842
   Interest payable                                                                       310           1,394
   Current portion of long-term debt                                                    3,459          39,784
   Current portion of capital lease obligations                                           110              92
   Deferred income tax liability                                                          397           1,620
   Other current liabilities                                                              810               -
                                                                                 -------------    ------------
        TOTAL CURRENT LIABILITIES                                                      20,654          51,198
Long-term debt, less current portion                                                   39,689             192
Capital lease obligations, less current portion                                           193             202
Other liabilities                                                                         930             454
                                                                                 -------------    ------------
        TOTAL LIABILITIES                                                              61,466          52,046

COMMITMENTS AND CONTINGENCIES (Notes 10 and 16)
Manditorily Redeemable preferred stock, $0.01 par value, 5,000,000 shares
authorized, 8,000 shares issued and outstanding at December 31, 1998                        -           9,200

STOCKHOLDERS' EQUITY (DEFICIT):
Series A Convertible Preferred Stock, $.001 par value, 550,000 shares
   Authorized; 418,803 and 0 shares issued and outstanding at
   December 31, 1999 and 1998, respectively                                                 1               -
Common Stock, $0.001 par value; 50,000,000 shares authorized; 8,972,128
   and 2,325,125 shares outstanding at December 31, 1999 and 1998 respectively              9               2
Additional paid-in-capital                                                             47,784           5,862
Accumulated deficit                                                                   (42,520)        (40,554)
                                                                                 -------------    ------------
        TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                            5,274         (34,690)
                                                                                 -------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  (DEFICIT)                                 $66,740         $26,556
                                                                                 =============    ============

See notes to consolidated financial statements

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                         Year ended December 31,
                                                                           ----------------------------------------------------
                                                                                1999               1998               1997
                                                                           ---------------     -------------      -------------
NET REVENUES:
Laser correction and professional services                                     $    4,061         $       -         $        -
Managed care services                                                              24,425            14,902              7,416
Other integrated services                                                          66,147            49,710             50,930
                                                                           ---------------     -------------      -------------
   Total net revenues                                                              94,633            64,612             58,346
                                                                           ---------------     -------------      -------------

OPERATING EXPENSES:
   Cost of product sales                                                           41,182            35,237             37,010
   Medical claims expense                                                          19,545            10,994              4,993
   Salaries, wages and benefits                                                    20,073             9,275              9,130
   Selling, general and administrative                                              7,932             5,996              5,196
   Depreciation                                                                     1,408             1,133              1,036
   Amortization                                                                       605               284                184
   Interest                                                                         3,248             4,498              3,866
                                                                           ---------------     -------------      -------------
        Total operating expenses                                                   93,993            67,417             61,415
                                                                           ---------------     -------------      -------------

INCOME (LOSS) FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                                                640            (2,805)            (3,069)
Income tax expense (benefit)                                                          289               434             (1,035)
                                                                           ---------------     -------------      -------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                              351            (3,239)            (2,034)

DISCONTINUED OPERATIONS:
   Income (loss) from discontinued operations, net of tax                              --           (11,287)               629
   (Loss) from disposal of discontinued operations, net of tax                     (2,317)          (23,564)                --
                                                                           ---------------     -------------      -------------
NET (LOSS)                                                                     $   (1,966)       $  (38,090)         $  (1,405)
                                                                           ===============     =============      =============

LOSS PER COMMON SHARE: (Note 14)
    Income (loss) from continuing operations:
           Basic and diluted                                                   $    (0.05)        $   (2.54)         $   (1.10)
                                                                           ===============     =============      =============

    Net income (loss):
           Basic and diluted                                                   $    (0.54)        $  (17.99)         $   (0.76)
                                                                           ===============     =============      =============

    Weighted average common shares outstanding:

           Basic and diluted                                                    4,776,501         2,256,461          1,855,931
                                                                           ===============     =============      =============

See notes to consolidated financial statements

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)


                                                                                             YEAR ENDED DECEMBER 31,
                                                                                        1999             1998              1997
                                                                                  -----------    -------------     -------------
OPERATING ACTIVITES:
   Net loss                                                                          $(1,966)      $  (38,090)          $(1,405)
   Less:  net income (loss) from discontinued operations                              (2,317)         (34,851)              629
                                                                                  -----------    -------------     -------------
   Net income (loss) from continuing operations                                          351           (3,239)           (2,034)
   Adjustments to reconcile net income (loss) from continuing operations to net cash (used in) provided by operating activities:
   Depreciation                                                                        1,408            1,133             1,036
    Amortization                                                                         605              284               184
    Changes in operating assets and liabilities (excluding the effects of acquired businesses);
       Accounts receivable                                                                83             (480)             (350)
       Inventories                                                                       222              913               611
       Other current assets                                                            1,975           (1,808)             (645)
       Other assets                                                                   (1,350)             230               (49)
       Accounts payable and accrued expenses                                            (962)           3,276             4,357
       Other current liabilities                                                        (474)               -                 -
       Other liabilities                                                                (462)               -                 -
   Cash provided by (used in) discontinued operations                                 (1,749)           1,899           (26,589)
                                                                                  -----------    -------------     -------------
Net cash provided by (used in) operating activities                                     (353)           2,208           (23,479)
                                                                                  -----------    -------------     -------------

INVESTING ACTIVITES:
    Purchases of equipment                                                            (1,871)            (608)           (1,851)
    Cash acquired in mergers                                                             640                -                 -
    Cash received from discontinued operations disposals                               5,685                -                 -
    Cash used for acquisitions and related expenses                                   (5,637)               -                 -
                                                                                  -----------    -------------     -------------
Net cash (used in) investing activities                                               (1,183)            (608)           (1,851)
                                                                                  -----------    -------------     -------------

FINANCING ACTIVITIES:
    Proceeds from long-term bank debt                                                 32,998               17             28,809
    Proceeds from issuance of mandatorily redeemable preferred stock                       -            8,000                 -
    Payments on long-term debt                                                       (34,173)          (6,000)                -
    Payment of financing costs                                                          (185)               -              (300)
    Payments on capital lease obligations                                               (139)            (139)              (95)
                                                                                  -----------    -------------     -------------
Net cash provided by (used in) financing activities                                   (1,499)           1,878            28,414
                                                                                  -----------    -------------     -------------
Increase (decrease) in cash and cash equivalents                                      (3,035)           3,478             3,084
Cash and cash equivalents at beginning of year                                         5,956            2,478              (606)
                                                                                  -----------    -------------     -------------
Cash and cash equivalents at end of year                                              $2,921           $5,956           $ 2,478
                                                                                  ===========    =============     =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                                                $4,332           $3,987            $3,843
Cash paid for income taxes                                                            $1,496           $2,155            $   84
Assets of discontinued operations assumed by bank as a reduction of debt              $7,818                -                 -

See notes to consolidated financial statements

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                         RETAINED
                                                                                        ADDITIONAL        EARNINGS
                                     PREFERRED STOCK             COMMON STOCK           PAID-IN        (ACCUMULATED
                                     SHARES      AMOUNT     SHARES           AMOUNT     CAPITAL          DEFICIT)            TOTAL
                                 ------------------------     ---------------------    -----------    ----------------    ---------
Balance at December 31, 1996       3,966,771       $ 40          994,159        $1        $ 4,409          $    234        $  4,684
  Issuance of shares of common
     stock in exchange for
     preferred stock             (3,966,771)        (40)         502,080                     (10)                              (50)
  Purchase of minority interest                                                                 1                                 1
  Issuance of stock warrant                                                                   115                               115
  Administrative Services
     Agreement  renegotiation                                                               (969)                             (969)
  Issuance of common stock                                       674,087         1          2,169                             2,170
  Net loss for 1997                                                                                         (1,405)         (1,405)
                                 ------------     -------     -----------    ------    -----------    --------------    ------------
 Balance at December 31, 1997              --         --       2,170,326         2          5,715           (1,171)           4,546
  Issuance of stock warrant
     in connection with the
     issuance of redeemable
     preferred stock                                                                        1,293                             1,293
  Accretion of preferred stock                                                                              (1,293)         (1,293)
  Preferred stock dividends                                                               (1,200)                           (1,200)
  Issuance of common stock                                       154,799                       54                                54
  Net loss for 1998                                                                                        (38,090)        (38,090)
                                 ------------     -------     -----------    ------    -----------    --------------    ------------
Balance at December 31, 1998              --          --       2,325,125         2          5,862          (40,554)        (34,690)
  Preferred stock dividend                                                                  (600)                             (600)
  Exercise of warrants                                            69,124
  Issuance of common stock  to
    bank as financing fees                                       156,900                      960                               960
  Issuance of warrants to bank
    as financing fees                                                                         179                               179
  Issuance of preferred stock
    to bank to reduce debt           418,803           1                                    2,449                             2,450
  Exchange of redeemable
    Preferred stock                                              638,060         1          3,799                             3,800
  New Administrative
    Services Agreement                                           873,903         1          5,352                             5,353
  Issuance of common stock                                       324,838                    1,998                             1,998
  Saratoga merger                                                225,000                      130                               130
  OptiCare merger                                              4,249,675         5         26,866                            26,871
  Fractional shares                                                (497)                     (11)                              (11)
  Cohen Systems, Inc. purchase                                   110,000                      800                               800
  Net loss for 1999                                                                                         (1,966)         (1,966)
                                 ------------     -------     -----------    ------    -----------    --------------    ------------
Balance at December 31, 1999       418,803          $  1       8,972,128       $ 9        $47,784         $(42,520)        $  5,274
                                 ============     =======     ===========    ======    ===========    ==============    ============

See notes to consolidated financial statements.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

1. ORGANIZATION AND BASIS OF PRESENTATION

     OptiCare Health Systems, Inc. and subsidiaries (the "Company") is an integrated eye care services company focused on providing laser correction, managed care and professional eye care services. The Company currently owns, operates and develops laser and ambulatory surgery centers and provides systems, including internet-based software solutions, to eye care professionals. The Company also provides managed eye care services to health plans and operates integrated eye health centers, retail optical stores and a buying group program.

     The Company's current form is the result of two mergers (collectively the "Merger") completed on August 13, 1999 by and among Saratoga Resources, Inc. ("Saratoga"), a Delaware corporation, PrimeVision Health, Inc. ("Prime") and OptiCare Eye Health Centers, Inc. ("OptiCare"). In this transaction Prime merged with Saratoga through a reverse acquisition by Prime of Saratoga (the "Prime Merger") whereby Prime has acquired Saratoga at book value with no purchase accounting adjustments. Upon consummation of the Prime Merger, each share of Prime common stock was converted into the right to receive 0.3138 shares of Common Stock of the Company. Immediately following the Prime Merger, OptiCare was acquired by Prime (the "OptiCare Merger"). Upon consummation of the OptiCare Merger, each share of OptiCare capital stock was converted into the right to receive 11.7364 shares of common stock of the Company or a total of 4,249,675 shares.

     In connection with the Merger, the Company's name changed to OptiCare Health Systems, Inc., effective August 13, 1999.

     For accounting purposes, Prime was the accounting acquirer and the surviving accounting entity. Accordingly, the operating results of OptiCare have been included in the accompanying consolidated financial statements since September 1, 1999, the deemed effective date of the acquisition for accounting purposes. The impact of results from August 13, 1999 through August 31, 1999 are not material to the consolidated financial statements. Financial results for periods prior to September 1, 1999 are based solely upon the results reported by Prime and its subsidiaries.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and OptiCare P.C. and Optometric Eye Care Centers P.A. All intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

     The Company considers investments purchased with an original maturity of three months or less when purchased to be cash equivalents.

RECEIVABLES

     Receivables are stated net of allowances for doubtful accounts. Gross receivables are stated net of contractual allowances and insurance disallowances.

                OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)


INVENTORIES

     Inventories primarily consist of eyeglass frames, lenses, sunglasses, contact lenses and surgical supplies. Inventories are valued at the lower of cost or market, determined on the first-in, first-out (FIFO) basis.

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Leasehold improvements are being amortized over the term of the lease or the life of the improvement, whichever is shorter. Depreciation and amortization are provided primarily using the straight-line method over the estimated useful lives of the respective assets as follows:

CLASSIFICATION                           ESTIMATED USEFUL LIFE
--------------                           ---------------------
Furniture, fixtures and equipment        5 - 7 years
Leasehold improvements                   3 - 10 years
Computer hardware and software           3 - 5 years

DEFERRED DEBT ISSUANCE COSTS

     Deferred debt issuance costs are being amortized on the interest method over the term of the related debt and such amortization is included in interest expense.

INTANGIBLE ASSETS

     The Company uses the straight-line method to amortize intangible assets over their estimated useful lives which range from 15 to 25 years. The Company's management periodically evaluates the carrying value of its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability is based on estimated future undiscounted cash flows from the use and ultimate disposition of the asset.

LASER CORRECTION AND PROFESSIONAL SERVICES REVENUE

     The Company owns and operates laser vision correction and amubulatory surgery centers and sells a broad range of other management services to eye care professionals. Revenue is recorded when the service is rendered at contractually agreed upon rates.

MANAGED CARE REVENUE

     The Company provides vision care services, through its managed vision care business, as a preferred provider to HMOs, PPOs, third party administrators and insurance indemnity programs. The contractual arrangements with these entities operate under capitated programs, exclusive and non-exclusive fee-for-services, preferred provider arrangements and other exclusive arrangements. Capitation payments are accrued when they are due under the related contracts. Revenue from non-capitated services is recognized when the services are provided and the Company's customers are obligated to pay for such services.

                OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)


OTHER INTEGRATED SERVICES REVENUE

     A portion of the Company's ophthalmic and optometric eye care revenues are reimbursements received from Medicare and other governmental programs and insurance companies. The Company has agreements with third-party payors that provide for payments to the Company at amounts different from its established rates. Revenue is reported at the estimated net realizable amounts from patients, third-party payors, and others for services rendered. The Company recognizes revenue on product sales at the time of delivery to the customer.

MEDICAL CLAIMS EXPENSE

     Claims expense is recorded as provider services are rendered and includes an estimate for claims incurred but not reported.

INSURANCE OPERATIONS

     The Company's managed vision care business includes a wholly-owned subsidiary which is a licensed single service HMO in Texas (the "Texas HMO"). The Texas HMO is subject to regulation and supervision by the Texas Department of Insurance, which has broad administrative powers relating to standards of solvency, minimum capital and surplus requirements, maintenance of required reserves, payments of dividends, statutory accounting and reporting practices, and other financial and operational matters. The Texas Department of Insurance requires that stipulated amounts of paid-in-capital and surplus be maintained at all times. Dividends generally are limited to the lesser of 10% of statutory-basis capital and surplus or net income of the preceding year excluding realized capital gains. At December 31, 1999, the amount of restricted stockholders' equity was $500.

     Under the Company's agreement with the Texas Department of Insurance, the Company was required to pledge investments of $500 at December 31, 1999.

     Reserves for estimated insurance losses are determined on a case by case basis for reported claims, and on estimates based on company experience for loss adjustment expenses and incurred but not reported claims. These liabilities give effect to trends in claims severity and other factors which may vary as the losses are ultimately settled. The Company's management believes that the estimates of the reserves for losses and loss adjustment expenses are reasonable; however, there is considerable variability inherent in the reserve estimates. These estimates are continually reviewed and, as adjustments to these liabilities become necessary, such adjustments are reflected in current operations of the period of the adjustment.

INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires an asset and liability method of accounting for deferred income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse.

                OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)


STOCK-BASED COMPENSATION

     Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the instrinsic value method prescribed in Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB No. 25), and related interpretations, and provide the pro forma disclosure. Accordingly, compensation cost for the stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires the disclosure of fair value information for certain assets and liabilities, whether or not recorded in the balance sheet, for which it is practicable to estimate that value. The Company has the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and long-term debt. The Company considers the carrying amount of these items to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization or their current market rate of interest.

CONCENTRATIONS OF CREDIT RISK

     The Company's principal financial instrument subject to potential concentration of credit risk is accounts receivable which are unsecured. The Company records receivables from patients and third party payors related to eye health services rendered. The Company does not believe that there are any substantial credit risks associated with receivables due from governmental agencies and any concentration of credit risk from other third party payors is limited by the number of patients and payors. The Company does not believe that there are any substantial credit risks associated with other receivables due from buying group members or other customers.

ESTIMATES

     In preparing financial statements, management is required to make estimates and assumptions, particularly in determining the adequacy of the allowance for doubtful accounts, insurance disallowances and managed care claims accrual, that affect the reported amounts of assets and liabilities as of the balance sheet date and results of operations for the year. Actual results could differ from those estimates.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified in order to conform to the current year presentation.

RECENT PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which the Company is required to adopt effective January 1, 2001. SFAS No. 133 will require the Company to record all derivatives on the balance sheet at fair value. The

                OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)


Company believes that such adoption will not have a material effect on its consolidated results of operations or financial position.

3. MERGERS

OPTICARE

     The OptiCare merger, completed on August 13, 1999, was accounted for under the purchase method of accounting, whereby the purchase price has been allocated to estimated fair values of the assets acquired and liabilities assumed. Fair values were based on valuations and other studies. The excess of the aggregate purchase price (including expenses) of approximately $29,100 over the estimated fair value of the net assets acquired was approximately $20,700. Of this excess, approximately, $18,500 has been recorded as goodwill and is being amortized on a straight-line basis over 25 years and approximately $2,200 has been used to eliminate the valuation allowance related to Prime's deferred tax assets. In addition, the Company recorded an intangible asset of approximately $7,123 in connection with the separate acquisition of a new administrative services agreement that is being amortized over 25 years.

COHEN SYSTEMS

     On October 1, 1999 the Company purchased Cohen Systems, Inc. (the "Cohen Acquisition"), a software systems provider specializing in point of sale and internet-based solutions for optical retail and optical manufacturing laboratories. The total purchase price of $1,550 was comprised of $750 in cash and notes payable and 110,000 shares of common stock valued at approximately $800. The Cohen Acquisition was accounted for under the purchase method of accounting, whereby the purchase cost has been allocated to the fair value of the assets acquired and liabilities assumed with the excess identified as goodwill. Fair values were based on valuations and other studies. The goodwill resulting from this transaction was approximately $1,200 and is being amortized on a straight-line basis over 25 years. The results of operations of Cohen Systems, Inc. are included in the consolidated financial statements from the purchase date.

     The following is a summary of the unaudited pro forma results of operations of the Company as if the Mergers and Cohen Acquisition had closed effective January 1, of the respective periods below.

                                                  YEAR ENDED DECEMBER 31,
                                                 1999                1998
                                             --------------      --------------

  Net Revenues                                   $ 129,624            $105,653
  Income (loss) from continuing operations         (1,359)             (3,881)
  Net income (loss)                                (3,676)            (38,732)

  Income (loss) per common share from continuing operations:

       Basic and diluted                           $(0.15)             $(0.43)

  Net income (loss) per common share:

       Basic and diluted                           $(0.41)             $(4.32)


     The unaudited pro forma information presented above is for informational purposes only and is not necessarily indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented, nor does it intend to be a projection of future results.

                OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)


4. DISCONTINUED OPERATIONS

     On December 15, 1998, in recognition of significant losses and the fact that the physician's practice management business model as operated by the Company had been largely unsuccessful, the Company's Board of Directors decided to reorganize and dispose of its ophthalmology operations and recorded an estimated loss on disposal of $23,564 in 1998. The disposal of these operations continued in 1999 through the cancellation of the administrative service agreements with affiliated ophthalmologists and the repurchase of practice assets by the physicians. During the three months ended June 30, 1999, the Company revised its estimate of loss on the disposal of its ophthalmology operations and accordingly recorded an additional loss of $2,317 net of tax of $212. As of December 31, 1999 the disposal of these operations was substantially complete.

Summarized information on the discontinued ophthalmology segment follows:


                                                                            1999               1998                1997
                                                                        --------------     --------------      --------------
Net revenues                                                                     -         $      69,442             $ 54,555
                                                                        ==============     ==============      ==============
Income (loss) from discontinued operations before tax                            -              (17,884)               1,041
Income tax expense (benefit)                                                     -               (6,597)                 412
                                                                        --------------     --------------      --------------
Income (loss) from discontinued operations                                       -              (11,287)                 629
Income (loss) on disposal of discontinued operations                        $ (2,317)           (23,564)                   -
                                                                        --------------     --------------      --------------
Total income (loss) from discontinued operations                            $ (2,317)          $(34,851)             $   629
                                                                        ==============     ==============      ==============
Income (loss) per share from discontinued operations                         $ (0.49)          $ (15.45)             $  0.34
                                                                        ==============     ==============      ==============

                OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)


5. SEGMENT INFORMATION

     The Company currently manages the operations of the business through three operating segments: (1) Laser Correction and Professional Services (2) Managed Care Services and (3) Other Integrated Services.

     Management assesses the performance of its segments based on income before income taxes, interest expense, depreciation and amortization, and other corporate overhead. Summarized financial information, by segment, for the years ended December 31, 1999, 1998 and 1997 is as follows:


                                                                       YEAR ENDED DECEMBER 31,
                                                            1999                 1998                1997
                                                        --------------      ---------------      -------------
Revenues:
     Laser correction and professional services             $   4,061            $       -          $       -
     Managed care services                                     25,150               14,902              7,416
     Other integrated services                                 78,227               68,949             67,065
                                                        --------------      ---------------      -------------
          Segment totals                                      107,438               83,851             74,481
     Elimination of inter-segment revenues                    (12,805)             (19,239)           (16,135)
                                                        --------------      ---------------      -------------

     Total net revenue                                      $  94,633            $  64,612          $  58,346
                                                        ==============      ===============      =============
Operating earnings (loss)
     Laser correction and professional services             $   2,080            $       -          $       -
     Managed care services                                      1,723                1,253                859
     Other integrated services                                  2,985                1,857              1,158
                                                        --------------      ---------------      -------------
          Segment totals                                        6,788                3,110              2,017
     Depreciation                                              (1,408)              (1,133)            (1,036)
     Amortization                                                (605)                (284)              (184)
     Interest expense                                          (3,248)              (4,498)            (3,866)
     Corporate                                                   (887)                   -                  -
                                                        --------------      ---------------      -------------
Operating earnings (loss) from continuing operations        $     640            $  (2,805)          $ (3,069)
                                                        ==============      ===============      =============
Assets:
      Laser correction and professional services            $     919            $       -          $       -
      Managed care services                                     7,564                4,548              2,165
      Other integrated services                                14,409                6,403              9,760
                                                        --------------      ---------------      -------------
          Segment totals                                       22,892               10,951             11,925
      Intangibles                                              32,443                  810                881
      Discontinued operations                                       -                5,582             69,474
      Corporate, cash and other                                11,405                9,213              4,118
                                                        --------------      ---------------      -------------
          Total                                             $  66,740            $  26,556          $  86,398
                                                        ==============      ===============      =============
Capital expenditures:
      Managed care services                                 $     294            $     196          $     251
      Other integrated services                                 1,504                  412              1,600
                                                        --------------      ---------------      -------------
          Segment totals                                        1,798                  608              1,851
       Corporate                                                   73                    -                  -
                                                        --------------      ---------------      -------------
          Total                                             $   1,871            $     608          $   1,851
                                                        ==============      ===============      =============

                OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

6. RECEIVABLES

Activity in the allowance for doubtful accounts consisted of the following for the years ended December 31:

                                          1999         1998          1997
                                       ------------ -----------    -----------
Balance at beginning of period               $ 218    $    227       $   238
Allowances of acquired companies               298           -             -
Additions charged to expense                   216         263           191
Deductions                                    (106)       (272)         (202)
                                       ------------ -----------    -----------
Balance at end of period                     $ 626    $    218       $   227
                                       ============ ===========    ===========

7. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                       DECEMBER 31,
                                                1999                 1998
                                             --------------     ----------------
Leasehold improvements                             $ 4,447             $  2,085
Furniture and equipment                              9,135                7,396
Computer hardware and software                       3,728                1,090
                                             --------------     ----------------
Total                                               17,310               10,571
Accumulated depreciation and amortization          (7,631)              (6,061)
                                             --------------     ----------------
Property and equipment, net                        $ 9,679             $  4,510
                                             ==============     ================

8. INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                    DECEMBER 31,
                                             1999                   1998
                                           -------------     -------------------
Goodwill                                       $ 24,506                 $ 1,022
Administrative services agreement                 7,123                       -
Other                                             2,145                     533
                                           -------------     -------------------
Total                                            33,774                   1,555
Accumulated amortization                        (1,331)                   (745)
                                           -------------     -------------------
Intangible assets, net                         $ 32,443                 $   810
                                           =============     ===================

                OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)



9. LONG-TERM DEBT

The details of the Company's long-term debt at December 31, 1999 and 1998 are as follows:


                                                                                        1999              1998
                                                                                    -------------      -----------
Term note payable to bank in 15 quarterly principal amounts. Payable as follows:
   $375 from April 1, 2000 to October 1, 2000; $1,375 payable January 1, 2001;
   $1,000 from April 1, 2001 to October 1, 2002; $1,500 from January 1, 2003 to
   October 1, 2003; $2,000 from January 1, 2004 to April 1, 2004. The 15th principal payment is payable for the outstanding principal balance and is due and payable on June 1, 2004. The interest rate equals the base rate or the eurodollar rate which was 8.4% at December 31, 1999. The term
   note is collateralized by substantially all assets of the Company.                    $21,500                -

Revolving credit note to bank, due June 1, 2004, interest payable at the base rate or the eurodollar rate and is collateralized by
   substantially all assets of the Company                                                11,500                -

Subordinated note payable due August 13, 2002, interest compounds quarterly
   at a rate of 8.0%. (Paid January 2000)                                                  2,000                -

Subordinated convertible promissory note payable due August 13, 2002.
   Interest compounds quarterly at rate of 9.0% (cancelled January 2000)                   4,000                -

Promissory notes payable due at various dates between 2000 and 2005.
   Principal and interest payments are due monthly or annually. Interest is
   payable at rates ranging from 5.5% to 9.5% (net of discount of $133 at                  2,951             $226
   December 31, 1999)

Note payable from practice acquisition due in annual installments of $240 plus interest at 7.0% per year, through October 2003, collateralized
   by specific assets of the Company.                                                        960                -

Other notes payable due through September 2001.                                              237                -

Term note payable to bank in 19 quarterly principal amounts of $1,200 from
   April, 1999 through July 1, 2001, then increasing to $2,000 or until the obligation is paid in full, through January 1, 2004, with interest payable in quarterly installments, collateralized by substantially all assets of
   the Company.                                                                                -           31,821

Revolving credit note to bank, due May 1, 2002, interest payable quarterly, collateralized by substantially all assets of the Company (net of
   unamortized discount of $62).                                                               -            7,929
                                                                                    -------------      -----------
     Total                                                                                43,148           39,976

Less current portion                                                                       3,459           39,784
                                                                                    -------------      -----------
                                                                                         $39,689            $ 192
                                                                                    =============      ===========

The following represents maturities of long-term debt by year and in the aggregate:


                                       2000                                              $ 3,459
                                       2001                                                4,852
                                       2002                                               10,997
                                       2003                                                6,272
                                       2004                                               17,534
                                       Thereafter                                             34
                                                                                    -------------
                                                                                         $43,148
                                                                                    =============


                OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)


     On July 3, 1996, the Company entered into a loan and security agreement with a bank (the "Old Credit Facility"). The agreement, as amended on November 25, 1996 and May 30, 1997, made available to the Company a revolving credit facility permitting advances of up to $18,000 at any one time and term loans in the aggregate principal amount of $32,000. As of December 31, 1998 the Company was in default of certain restrictive covenants of the agreement and, accordingly, all of the debt was classified as short-term at December 31, 1998.

     In August 1999, in connection with the Merger, the Old Credit Facility was repaid and the Company entered into a new loan agreement (the "Credit Facility"). The Credit Facility made available to the Company a $21,500 term loan and up to a $12,700 revolving loan facility secured by a security interest in substantially all of the assets of the Company. As of December 31, 1999 the Company had $800 of additional borrowing capacity available under its revolving credit facility, net of a $400 letter of credit obligation. The outstanding borrowings under the revolving loan facility and the term loan are individually and collectively limited to specific available borrowing base amounts, as defined in the agreement. The interest rate applicable to the credit facility equals the base rate or the eurodollar rate (each as defined in the Credit Facility), as the Company may from time to time elect, in accordance with the provisions of the Credit Facility. The base rate is generally the higher of the prime rate of the bank for domestic commercial loans in effect on such applicable day, or the federal funds rate in effect on such applicable day plus one-half of one percent (1/2 of 1%), which generally equals LIBOR plus 2.25%. The Company is charged a commitment fee of one-half of one percent (1/2 of 1%) per annum of the sum of the aggregate average daily unused amount of the Company's revolving loan facility. During 1999, the Company's average borrowing rate was approximately 8.60%.

     The Credit Facility contains certain restrictions on the conduct of the Company's business, including restrictions on: incurring debt, declaring or paying any cash dividends or any other payment or distributions on capital stock, and creating liens on the Company's assets. The Company is required to maintain certain financial ratios, including, a minimum fixed charge coverage ratio, a leverage ratio, a senior leverage ratio and an interest coverage ratio. The Company is also restricted from incurring capital expenditures in excess of a specified amount and is required to achieve minimum cash flows.

     At December 31, 1999 and 1998, the Company was a guarantor of debt of related parties in the amount of $208 and $299, respectively.

     At December 31, 1999 and 1998, the Company had standby letters of credit outstanding in the amount of $400 and $600, respectively.

10. LEASES

     The Company leases certain furniture, machinery and equipment under capital lease agreements that expire through 2004. The Company primarily leases its facilities under cancelable and noncancelable operating leases expiring in various years through 2011. Several facility leases have annual rental terms comprised of base rent at the inception of the lease adjusted annually by a contingent amount based, in part, upon the increase in the consumer price index. Also, certain facility leases contain provisions which provide for additional contingent rents based on a stated percentage of sales. Rent expense charged to operations during the years ended December 31, 1999, 1998 and 1997 was $3,010, $2,302 and $2,193 of which $83 and $132 and $109, respectively, represent contingent rent expense.

Property and equipment includes the following amounts for capital leases at December 31:

                                              1999          1998
                                           ---------     -----------
     Furniture, machinery and equipment     $ 1,393        $  1,356
     Less accumulated amortization          (1,037)         (1,057)
                                           ---------     -----------
                                             $  356         $   299
                                           =========     ===========

                OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)


     Capital lease obligations of $147 and $219 were incurred for acquisition of new equipment in 1999 and 1998, respectively. Amortization of capital leases is included in depreciation and amortization expense.

     Future minimum lease payments, by year and in the aggregate, under capital leases and operating leases with remaining terms of one year or more consisted of the following at December 31, 1999:

                                              CAPITAL           OPERATING
                                              LEASES             LEASES
                                         ------------      ---------------
2000                                           $ 110              $ 3,725
2001                                              96                2,939
2002                                              87                2,398
2003                                              56                2,069
2004                                              11                1,620
Thereafter                                         -                2,450
                                         ------------      ---------------
Total minimum lease payments                     360             $ 15,201
                                                           ===============
Amounts representing interest                   (57)
                                         ------------
                                              $  303
                                         ============

11. 401(k) SAVINGS PLAN

     The Company provides a defined contribution 401(k) savings plan to substantially all employees who meet certain age and employment criteria. Eligible employees are allowed to contribute a portion of their income in accordance with specified guidelines. The Company matches a percentage of employee contributions up to certain limits. Employer contributions are made on a discretionary basis as authorized by the Board of Directors. Employer contributions for the years ended December 31, 1999, 1998 and 1997 were $337, $577 and $532, respectively.

12. RELATED PARTY TRANSACTIONS

     The Company incurred rent expense and other fees of $123, $123 and $120 in 1999, 1998 and 1997, respectively, which was paid to certain doctors for the use of equipment.

     The Company incurred rent expense of $752, $450 and $347 in 1999, 1998 and 1997, respectively, which was paid to entities under common ownership, primarily for the lease of facilities.

     The Company has various notes receivable from related parties with interest rates ranging from prime plus 1% to 9%, maturing from 1999 through 2006. The total balance due under these notes receivable was $108 and $215 at December 31, 1999 and 1998, respectively, of which $14 and $40, respectively, has been reflected as a current asset.

                OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)



13. STOCKHOLDERS' EQUITY

MANDATORILY REDEEMABLE PREFERRED STOCK

     In June of 1998, the Company issued 8,000 shares of redeemable, 8% cumulative preferred stock, together with a stock purchase warrant enabling the holder to purchase 1,333,333 shares of the Company's common stock, for $8,000. Under the terms of the agreement, the preferred stockholders were entitled to receive a guaranteed annual rate of return of 30% over the first four years of the agreement. Accordingly, the Company recorded accrued dividends of $1,200 as of December 31, 1998 and $600 in 1999.

     The estimated fair value of the stock purchase warrant was $1,293 at the date of issuance in June 1998. This value was determined using the Black-Scholes pricing model with the following assumptions: risk free interest rate of 4.67%, no dividend yield, volatility factor of .7604 and an expected life of five years. Initially, this value was recorded as a discount to the redeemable preferred stock balance with a corresponding credit to additional paid-in capital. This discount was to be amortized through charges to retained earnings over the initial redemption period of the preferred stock, seven years. However, in light of Prime's violation of financial covenants in the preferred stock agreement in 1998 and the corresponding acceleration of the redemption period, the remaining unamortized balance of the warrant discount was fully amortized at December 31, 1998.

     In August 1999, immediately prior to the Merger, the redeemable preferred stock and warrant were exchanged for $2,000 of subordinated long term debt, $4,000 of convertible subordinated long term debt and 2,033,333 shares of Prime Vision common stock, which in turn were exchanged in the merger for 638,069 shares of common stock.

STOCK OPTION PLAN

     Presented below is a summary of the status of the Company's stock options and the related transactions for the years ended December 31, 1999, 1998 and 1997.

                                 OPTIONS
                               OUTSTANDING             RANGE
                              -------------      -------------------
December 31, 1996                   68,408        $ 4.78 - $ 15.93
   Granted                         172,904        $ 6.37 - $ 63.74
   Canceled                          (471)
                              -------------      -------------------
December 31, 1997                  240,841        $ 4.78 - $ 63.74
   Granted                           2,981        $ 6.37 - $ 63.74
   Canceled                       (38,957)
                              -------------
                                                 -------------------
December 31, 1998                  204,865        $ 4.78 - $ 63.74
   Canceled                      (145,346)        $ 2.56 - $ 63.74
   OptiCare converted              533,969             $ 2.56
   Granted                         721,250             $ 5.85
                              -------------      -------------------
December 31, 1999                1,314,738        $ 2.56 - $ 63.74
                              -------------      -------------------

     The Company's executive stock plan, approved by the Board of Directors in 1996, provided for the granting of nonqualified incentive stock options with a ten-year term. On August 13, 1999 options were granted to option holders of OptiCare and Prime in substitution for existing options, which contained substantially identical terms, except for a change in the exercise price and the number of shares, which were adjusted to reflect the exchange ratio in connection with the Merger.

                OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)


     Pro forma information regarding net loss and loss per share is required by SFAS 123, and has been determined as if the Company accounted for its employee stock options granted subsequent to December 31, 1995, under the fair value method of SFAS 123. The weighted average fair value of the Company's stock options, calculated using the Black-Scholes option-pricing model, granted during 1999 was $3.15 per share. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                  1999           1998               1997
                                ---------    --------------    -------------
     Risk free interest rate      6.00%          4.67%              5.50%
     Dividends                      --            --                 --
     Volatility factor             .5500          .7604              .6321
     Expected Life                5 years      8.27 years           5 years

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                        YEAR ENDED DECEMBER 31,
                               1999               1998               1997
                            --------------    --------------   --------------
  Net income (loss):
    As reported                  $(1,966)         $(38,090)           $(1,405)
    Pro forma                    $(2,091)         $(38,110)           $(1,415)

  Earnings (loss) per share - basic and diluted:

     As reported                 $ (0.54)         $ (17.99)           $ (0.76)
     Pro forma                   $ (0.56)         $ (18.00)           $ (0.76)

     The following table summarizes in more detail information regarding the Company's stock options outstanding at December 31, 1999.

                                              REMAINING
                          OUTSTANDING        CONTRACTUAL           OPTIONS
   EXERCISE PRICE           OPTIONS         LIFE (IN YEARS)      EXERCISABLE
   ---------------    -----------------    ------------------- -----------------
   $ 2.56                      491,131           8.0               140,388
   $ 4.78                       37,028           1.6                37,028
   $ 5.85                      721,250           9.7                     -
   $ 6.37                       10,201           8.9                10,201
   $ 9.56                        4,707           7.0                 4,707
   $12.75                       10,201           8.9                10,201
   $15.93                       10,983           7.0                10,983
   $19.12                       10,196           8.9                10,196
   $47.80                        2,423           2.7                 2,423
   $63.73                       16,618           7.5                16,618
                      -----------------                        ------------
                             1,314,738                             242,745
                      =================                        ============

                OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)



14. EARNINGS (LOSS) PER COMMON SHARE

         The following table sets forth the computation of basic and diluted earnings (loss) per share:


                                                                                           YEAR ENDED DECEMBER 31,
                                                                              ---------------------------------------------------
                                                                                  1999               1998               1997
                                                                              --------------     -------------      -------------
Income (loss) from continuing operations applicable to common stockholders:
   Income (loss) from continuing operations                                      $      351       $   (3,239)         $  (2,034)
   Accretion of redemption value of preferred stock and
        Preferred stock dividends                                                     (600)           (2,493)                 -
                                                                              --------------     -------------      -------------
Income (loss) from continuing operations applicable to
     Common stockholders                                                         $    (249)       $   (5,732)         $  (2,034)
                                                                              ==============     =============      =============
Net income (loss) applicable to common stockholders:

   Net income (loss)                                                             $  (1,966)       $  (38,090)            (1,405)
   Accretion of redemption value of preferred stock and
        Preferred stock dividends                                                     (600)           (2,493)                  -
                                                                              --------------     -------------      -------------
Net income (loss) applicable to common shareholders                              $  (2,566)       $  (40,583)         $  (1,405)
                                                                              ==============     =============      =============
Weighted average common shares outstanding                                        4,776,501         2,256,461          1,855,931
                                                                              ==============     =============      =============
Income (loss) per common share from continuing operations                        $   (0.05)       $    (2.54)         $   (1.10)
                                                                              ==============     =============      =============
Net income (loss) per common share                                               $   (0.54)       $   (17.99)         $    (.76)
                                                                              ==============     =============      =============

     The weighted average common shares outstanding for all periods presented have been adjusted to reflect the conversion associated with the Merger.

     The following table reflects the potential common shares of the Company at December 31, 1999, 1998 and 1997. These shares have been excluded from the calculation of diluted earnings per share due to their antidilutive effect.

                                           1999          1998         1997
                                      -----------    -----------   ----------
Options                                1,314,738       652,855       767,500
Warrants                                 100,000     1,553,614       220,281
Common stock to be issued
     for convertible preferred stock     418,803          -            -
Common stock to be issued for
     convertible debt                    581,818          -            -
                                      -----------    -----------   ----------
  Total                                2,415,359     2,206,469       987,781
                                      ===========    ===========   ==========

                OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)





15.      INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities consisted of the following at December 31, 1999 and 1998:

                                                    1999               1998
                                              -----------      -------------
  Deferred tax liabilities:
     Cash to accrual adjustment                        -             $1,604
     Other                                         $ 397                 16
                                              -----------      -------------
  Total current deferred tax liabilities             397              1,620
     Other                                             -                  2
                                              -----------      -------------
  Total noncurrent deferred tax liabilities            -                  2
                                              -----------      -------------
  Total deferred tax liabilities                   $ 397             $1,622
                                              ===========      =============

  Deferred tax assets:
     Net operating loss carryforwards              $ 200                  -
     Discontinued operations                           -            $ 4,078
     Accruals                                      2,047                712
     Allowance for bad debts                         263                163
     Other                                            69                 15
                                              -----------      -------------
  Total current deferred tax assets                2,579              4,968
     Depreciation and amortization                   951                623
     Other                                             -                 37
                                              -----------      -------------
  Total noncurrent deferred tax asset                951                660
  Valuation allowance                                  -            (4,006)
                                              -----------      -------------
  Total deferred tax assets                       $3,530             $1,622
                                              ===========      =============

     In 1998, management provided a valuation allowance to offset the potential tax benefits of the Company's net deferred tax assets based on its assessment that it is more likely than not that the entire deferred tax asset will not be realized based on the Company's experience of cumulative, historical operating losses. $2,200 of this valuation adjustment was used to reduce goodwill in August 1999 in connection with the Merger and the balance was reversed against deferred tax assets based upon a reassessment of temporary items.

     The components of income tax expense (benefit) for the years ended December 31, 1999, 1998 and 1997 are as follows:

                             1999             1998            1997
                          ----------    -------------    ------------
Current:
  Federal                     $ 325            $ 141               -
  State                          66               20               -
                          ----------    -------------    ------------
  Total current                 391              161               -
                          ----------    -------------    ------------

Deferred:
  Federal                      (85)              257          $(984)
  State                        (17)               16            (51)
                          ----------    -------------    ------------
  Total deferred              (102)              273         (1,035)
                          ----------    -------------    ------------
  Total income tax
     (benefit) expense        $289             $ 434      $  (1,035)
                          ==========    =============    ============

                OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)


         A reconciliation of the tax provision at the U.S. Statutory Rate to the effective income tax rate as reported is as follows:

                                   1999          1998              1997
                               ----------    ------------      ------------
Tax provision (benefit)
      at U.S. Statutory Rat      34.0%           (34.0%)          (34.0%)
State income taxes, net of
      federal benefit             5.0%            (3.0%)           (3.0%)
Non-deductible expenses           6.2%              4.3%           11.3%
Change in valuation allowance        -             48.2%           (8.0%)
                               ---------    -------------     ------------
Effective income tax
     expense (benefit) rate       45.2%             15.5%         (33.7%)
                               =========    ==============    ============

16. COMMITMENTS AND CONTINGENCIES

     In connection with the Cohen Acquisition in 1999, the Company agreed to pay, as additional consideration, a contingent payment of $200 based upon the profitability from the operation of Cohen Systems, Inc. for the twelve month period beginning October 1, 1999. The contingent payment, if any, shall be payable in two $100 installments on October 31, 2000 and April 30, 2001. Any such contingent payments will be recorded when earned, as goodwill as additional purchase price consideration.

     In connection with an ASA consummated in 1997 between the Company and an ophthalmologist, the Company also entered into a related agreement which granted the ophthalmologist the right, between the second and fourth anniversary of the ASA, to require the Company to locate a third party to purchase all of the outstanding shares of the ophthalmologist's practice for at least $4,000 in either cash or stock, at the option of the ophthalmologist. In January 1999, the ophthalmologist exercised his put option. The Company has asserted that it is not obligated to honor the put and is seeking damages under the assertion that the value of the ophthalmologist's practice sold to the Company was falsely inflated. The ophthalmologist has counterclaimed to enforce the put. The Company believes that it will prevail in the pending litigation and in any attempt to enforce the put.

     In the normal course of business, the Company is both a plaintiff and defendant in lawsuits incidental to its current and former operations, some alleging substantial claims. Such matters are subject to many uncertainties and outcomes are not predicatable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at December 31, 1999 cannot be ascertained. Management is of the opinion that, after taking into account the merits of defenses, insurance coverage and established reserves, the ultimate resolution of these matters will not have a material adverse effect in relation to the Company's consolidated financial statements or results of operations.

17. SUBSEQUENT EVENTS

     In January 2000, the Company completed the sale of 3,571,429 registered shares of common stock. The net proceeds from the stock offering were approximately $12,500, including the cancellation of a $2,000 subordinated note payable previously issued by the Company. The shares were issued under a registration statement filed with the Securities and Exchange Commission on January 18, 2000. The Company used $7,000 of the net proceeds to pay down long-term debt and expects to use the remaining proceeds for, among other things, expansion of laser correction, working capital and general corporate purposes.

                OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)


     In February 2000 the Company entered into a definitive merger agreement with Vision Twenty-One Inc., a publicly traded eye care company, whereby each outstanding share of Vision Twenty-One Inc.common stock will be converted into the right to receive 0.402 shares of the Company's common stock, which conversion ratio is subject to adjustment as provided in the merger agreement. The merger with Vision Twenty-One Inc. is subject to certain conditions including, but not limited to, restructuring of certain debt obligations of the Company, the Company obtaining financing and shareholder approval by each party.