Form 10-Q
period 2000-03-31
OPTICARE HEALTH SYSTEMS INC
filed 2000-05-15
CIK 311046

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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


                                 Yes [X]   No [ ]

         The number of shares outstanding of the registrant's Common Stock, par value $.001 per share, at May 1, 2000 was 12,578,766 shares.

                               INDEX TO FORM 10-Q


                                                                        Page No.
                                                                        --------
PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

            Condensed Consolidated Balance Sheets at March 31, 2000
               (unaudited) and December 31, 1999                             3

            Condensed Consolidated Statements of Operations for the three
               months ended March 31, 2000 and 1999 (unaudited)              4

            Condensed Consolidated Statements of Cash Flows for the three
               months ended March 31, 2000 and 1999 (unaudited)              5

            Notes to Condensed Consolidated Financial Statements             6

   Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                          10

   Item 3. Quantitative and Qualitative Disclosures About Market Risk       13


PART II. OTHER INFORMATION

   Item 5. Other Information                                                14

   Item 6. Exhibits and Reports on Form 8-K                                 14


SIGNATURE                                                                   16

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                                               MARCH 31,     DECEMBER 31,
                                                                                 2000            1999
                                                                              -----------    ------------
                                                                              (Unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                    $  3,378        $  2,921
   Accounts receivable, net                                                       12,613          10,557
   Inventories                                                                     3,012           3,029
   Deferred income taxes, current                                                  2,497           2,579
   Other current assets                                                            2,053           2,259
                                                                              -----------    ------------
       TOTAL CURRENT ASSETS                                                       23,553          21,345
Property and equipment, net                                                       10,036           9,679
Intangible assets, net                                                            32,128          32,443
Deferred income taxes, non-current                                                   960             951
Other assets                                                                       2,909           2,322
                                                                              -----------    ------------
       TOTAL ASSETS                                                             $ 69,586        $ 66,740
                                                                              ===========    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                             $  8,434        $  7,619
   Accrued expenses                                                                8,461           8,259
   Current portion of long-term debt                                               4,336           3,459
   Deferred income tax liability                                                     222             397
   Other current liabilities                                                         724             920
                                                                              -----------    ------------
       TOTAL CURRENT LIABILITIES                                                  22,177          20,654
Long-term debt, less current portion                                              28,638          39,689
Other liabilities                                                                  1,236           1,123
                                                                              -----------    ------------
       TOTAL LIABILITIES                                                          52,051          61,466
                                                                              -----------    ------------

STOCKHOLDERS' EQUITY:
Series A Convertible Preferred Stock, $.001 par value, 550,000 shares
   Authorized; 418,803 shares issued and outstanding                                   1               1
Common Stock, $0.001 par value; 50,000,000 shares authorized;
   12,543,557 and 8,972,128 shares outstanding at March 31, 2000 and
   December 31, 1999, respectively.                                                   13               9
Additional paid-in-capital                                                        59,747          47,784
Accumulated deficit                                                             (42,226)        (42,520)
                                                                              -----------    ------------
       TOTAL STOCKHOLDERS' EQUITY                                                 17,535           5,274
                                                                              -----------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)                                                                       $ 69,586        $ 66,740
                                                                              ===========    ============


See notes to condensed consolidated financial statements

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                   FOR THE THREE MONTHS ENDED
                                                           MARCH 31,
                                                  -----------------------------
                                                      2000             1999
                                                  ------------     ------------
NET REVENUES:
Laser correction and professional services            $ 2,251         $      -
Managed care services                                   9,065            4,462
Other integrated services                              23,376           13,634
                                                  ------------     ------------
   Total net revenues                                  34,692           18,096
                                                  ------------     ------------

OPERATING EXPENSES:
   Cost of product sales                               11,296            9,546
   Medical claims expense                               7,308            3,148
   Salaries, wages and benefits                        10,294            2,621
   Selling, general and administrative                  3,587            1,364
   Depreciation                                           635              241
   Amortization                                           372               71
   Interest                                               693              978
                                                  ------------     ------------
        Total operating expenses                       34,185           17,969
                                                  ------------     ------------

INCOME  BEFORE INCOME TAXES                               507              127

Income tax expense                                        213               47
                                                  ------------     ------------
NET INCOME                                            $   294         $     80
                                                  ============     ============

NET INCOME (LOSS) PER COMMON SHARE:
    Basic                                             $  0.03         $ (0.22)
                                                  ============     ============

    Diluted                                           $  0.02         $ (0.22)
                                                  ============     ============

Weighted average common shares outstanding:
    Basic                                          11,601,642        2,325,124
                                                  ============     ============

    Diluted                                        12,163,198        2,325,124
                                                  ============     ============



See notes to condensed consolidated financial statements

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                               FOR THE THREE MONTHS
                                                                                 ENDED MARCH 31,
                                                                            ---------------------------
                                                                                2000           1999
                                                                            -----------    ------------
OPERATING ACTIVITES:
   Net income                                                                 $    294        $     80
   Adjustments to reconcile net income to net cash
        (used in) provided by operating activities:
   Depreciation                                                                    635             241
   Amortization                                                                    372              71
   Changes in operating assets and liabilities
       Accounts receivable                                                     (2,056)         (1,659)
       Inventories                                                                  17            (93)
       Other current assets                                                        288             241
       Other assets                                                              (652)               -
       Accounts payable and accrued expenses                                     1,017           2,187
       Other current liabilities                                                 (371)               -
       Other liabilities                                                           113               -
   Cash used in discontinued operations                                              -           (314)
                                                                            -----------    ------------
Net cash provided by (used in) operating activities                              (343)             754
                                                                            -----------    ------------

INVESTING ACTIVITES:
   Purchases of equipment                                                        (992)           (182)
   Cash placed in escrow                                                             -         (3,201)
                                                                            -----------    ------------
Net cash (used in) investing activities                                          (992)         (3,383)
                                                                            -----------    ------------

FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock                                    9,966               -
   Principal payments on long-term debt                                        (7,574)           (431)
   Net decrease in revolving credit facility                                     (600)               -
                                                                            -----------    ------------
Net cash provided by (used in)  financing activities                             1,792           (431)
                                                                            -----------    ------------
Increase (decrease) in cash and cash equivalents                                   457         (3,060)
Cash and cash equivalents at beginning of period                                 2,921           5,955
                                                                            ===========    ============
Cash and cash equivalents at end of period                                    $  3,378        $  2,895
                                                                            ===========    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                                        $    732        $      -
Cash paid for income taxes                                                    $     50        $      -


See notes to condensed consolidated financial statements

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements of OptiCare Health Systems, Inc., a Delaware corporation, and subsidiaries (the "Company") for the three months ended March 31, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934 and are unaudited. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of December 31, 1999 was derived from the Company's audited financial statements, but does not include all disclosures required by generally accepted accounting principles.


2.  MERGERS AND ACQUISITIONS

    OptiCare Health Systems, Inc. is an integrated eye care services company focused on providing laser correction, managed eye care professional eye care services. The Company's current form is the result of mergers (the "Mergers") completed on August 13, 1999 by and among Saratoga Resources, Inc. and two eye care services companies, OptiCare Eye Health Centers, Inc. and Prime Vision Health, Inc. ("Prime"). For accounting purposes, Prime was the accounting acquirer. Accordingly, the operating results for the three months ended March 31, 2000 represent the operating results of the combined companies, while the results of operations for the three months ended March 31, 1999 represent the historical operating results of Prime only.

    On October 1, 1999 the Company purchased Cohen Systems, Inc. (the "Cohen Acquisition"), a software systems provider, specializing in point of sale and internet-based solutions for optical retail and optical manufacturing laboratories.

    Assuming the Mergers and Cohen Acquisition had occurred on January 1, 1999, pro forma net revenue and net loss of the Company for the three months ended March 31, 1999 would have been $31,999 and $(48), respectively. On the same pro forma basis, basic and diluted net loss per common share for the three months ended March 31, 1999 would have been $(0.01). This pro forma information is for informational purposes only and is not necessarily indicative of the results that would have been obtained had these events actually occurred at the beginning of the period presented, nor does it intend to be a projection of future results.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



3.  EARNINGS PER SHARE

    The following tables sets forth the computation of basic and diluted earnings per share:

                                                                   FOR THE THREE MONTHS
                                                                      ENDED MARCH 31,
                                                              --------------------------------
                                                                    2000              1999
                                                              ---------------    -------------
Net income                                                            $  294          $    80
Preferred stock dividend                                                   -            (600)
                                                              ---------------    -------------
Net income (loss) available to common stockholders                    $  294          $ (520)
                                                              ===============    =============

Net income (loss) per share:
   Basic                                                              $ 0.03          $(0.22)
                                                              ===============    =============
   Diluted                                                            $ 0.02          $(0.22)
                                                              ===============    =============

Weighted average common shares-basic                              11,601,642        2,325,124
Effect of dilutive securities:
  Preferred stock                                                    418,803            *
  Options                                                            142,753            *
                                                              ---------------    -------------
Weighted average common shares-diluted                            12,163,198        2,325,124
                                                              ===============    =============


*anti-dilutive

    The weighted average common shares outstanding in 1999 has been adjusted to reflect the conversion associated with the reverse merger with Saratoga in August 1999. In addition, the effect of dilutive securities excludes warrants due to anti-dilution.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4.  SEGMENT INFORMATION

    The Company currently manages the operations of the business through three operating segments: (1) Laser Correction and Professional Services (2) Managed Care Services and (3) Other Integrated Services.

    Management assesses the performance of its segments based on income before income taxes, interest expense, depreciation and amortization, and other corporate overhead. Summarized financial information, by segment, for the three months ended March 31, 2000 and 1999 is as follows:

                                                              THREE MONTHS ENDED MARCH
                                                                         31,
                                                             ----------------------------
                                                                 2000             1999
                                                             ------------     -----------
Revenues:
     Laser correction and professional services                 $  2,251        $     -
     Managed care services                                         9,585           4,462
     Other integrated services                                    25,152          18,563
                                                             ------------     -----------
        Segment totals                                            36,988          23,025
     Elimination of inter-segment revenues                       (2,296)         (4,929)
                                                             ------------     -----------
     Total net revenue                                          $ 34,692        $ 18,096
                                                             ============     ===========

Operating earnings (loss):
     Laser correction and professional services                 $    707        $     -
     Managed care services                                           650             597
     Other integrated services                                     2,042             885
                                                             ------------     -----------
        Segment totals                                             3,399           1,482
     Depreciation                                                  (635)           (241)
     Amortization                                                  (372)            (71)
     Interest expense                                              (693)           (978)
     Corporate                                                   (1,192)            (65)
                                                             ------------     -----------
Operating earnings                                              $    507        $    127
                                                             ============     ===========

5.  CONTINGENCIES

    The Company is both a plaintiff and defendant in lawsuits incidental to its current and former operations. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at March 31, 2000 cannot be ascertained. Management is of the opinion that, after taking into account the merits of defenses, insurance coverage and established reserves, the ultimate resolution of these matters will not have a material adverse effect in relation to the Company's consolidated financial statements or results of operations.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



6.  STOCKHOLDERS' EQUITY

    In January 2000, the Company completed the sale of 3,571,429 registered shares of common stock. Gross proceeds from the offering, based on the offering price of $3.50 per share, totaled $12,500, including the cancellation of a $2,000 subordinated note payable previously issued by the Company. The shares were issued under a registration statement filed with the Securities and Exchange Commission on January 18, 2000. The Company used $7,000 of the net proceeds to pay down long-term debt and expects to use the remaining proceeds for, among other things, expansion of laser correction, working capital and general corporate purposes.

7.  VISION TWENTY-ONE, INC. MERGER

    On February 10, 2000, the Company entered into a merger agreement with Vision Twenty-One, Inc. The transaction provides for 6,000,000 shares, which number is subject to adjustment as described in the merger agreement of OptiCare Health Systems, Inc.'s common stock to be issued to shareholders of Vision Twenty-One and the assumption of approximately $60 million of Vision Twenty-One's outstanding debt. The transaction is subject to certain closing conditions, including but not limited to, regulatory approvals, renegotiation of certain debt obligations of the Company and Vision Twenty-One, the Company obtaining financing and shareholder approval by each party.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and management's discussion and analysis contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission.

     OVERVIEW. OptiCare Health Systems, Inc. (the "Company") is an integrated eye care services company focused on providing laser correction, managed care and professional eye care services. On August 13, 1999 Saratoga Resources, Inc. ("Saratoga"), a Delaware corporation, PrimeVision Health, Inc. ("Prime") and OptiCare Eye Health Centers, Inc. merged (the "Mergers"). In this transaction Prime merged with Saratoga through a reverse acquisition by Prime of Saratoga at book value with no adjustments reflected to historical values. Immediately following the Prime Merger, OptiCare Eye Health Centers, Inc. was acquired by Saratoga, which was accounted for under the purchase method of accounting with the excess of purchase price over the estimated fair value of net assets acquired recorded as goodwill. The financial results for the three months ended March 31, 2000 are based upon consolidated operating results reported by the Company and its subsidiaries, including OptiCare Eye Health Centers, Inc., while the financial results for three months ended March 31, 1999 are based solely upon the results reported by Prime and its subsidiaries.

     The Company executes its business through three business segments: (1) laser correction and professional services (2) managed care services and (3) other integrated services. The laser correction and professional services segment includes the development of laser correction centers and provides marketing, systems, software and other services to eye care professionals. The managed care services segment contracts with managed care plans to manage the eye health portion of managed care plans. The other integrated services segment owns and operates fully integrated eye health centers, retail optical stores and a buying group program for optical products.


RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 Compared to the Three Months
Ended March 31, 1999

    Laser correction and professional services revenue. Laser correction and professional services revenue was $2.3 million for the three months ended March 31, 2000. This revenue was comprised of $1.1 million from laser vision correction and ambulatory surgery services, $0.7 million from Health Service Organization agreements and $0.5 million of revenue from Cohen Systems, Inc. for the three months ended March 31, 2000. There was no comparable revenue for these operations for the first quarter of 1999.

    Managed care services revenue. Managed eye care revenue increased to $9.1 million for the three months ended March 31, 2000 from $4.5 million for the three months ended March 31, 1999, an increase of $4.6 million or 103.2%. Of this increase, approximately $3.8 million represents managed eye care revenue of OptiCare Eye Health Centers for the three months ended March 31, 2000. The remaining increase is due to new managed eye care contracts and growth in existing member lives.

    Other integrated services revenue. Integrated services and product sales revenue increased to $23.4 million for the three months ended March 31, 2000 from $13.6 million for the three months ended March 31, 1999, an increase of $9.7 million or 71.5%. Of this increase, $8.1 million represents optometry and ophthalmology revenue of OptiCare Eye Health Centers in 2000. In addition, North Carolina optometry revenue increased from $5.6 million for the three months ended March 31, 1999 to $7.2 million for the three months ended March 31, 2000, an increase of $1.6 million or 28.5%.

    Cost of product sales. Cost of product sales increased to $11.3 million for the three months ended March 31, 2000 from $9.5 million for the three months ended March 31, 1999, an increase of $1.8 million or 18.3%. Approximately $1.4 million of this increase relates to cost of product sales associated with the optometry, ophthalmology and surgical centers operations of OptiCare Eye Health Centers for the three months ended March 31, 2000. The remaining increase primarily represents increases in the cost of sales corresponding to the Company's increased revenues in the other optometry and software sales areas.

    Medical claims expense. Medical claims expense increased to $7.3 million for the three months ended March 31, 2000 from $3.1 million for the three months ended March 31, 1999, an increase of $4.2 million. Of this increase, $3.0 million represents medical claims expenses of OptiCare Eye Health Centers for the three months ended March 31, 2000. The remaining increase is primarily due to new managed care contracts and growth in existing member lives, and is consistent with the increase in managed care services revenue.

    Salaries wages & benefits. Salaries, wages and benefits increased to $10.3 million for the three months ended March 31, 2000 from $2.6 million for the three months ended March 31, 1999, an increase of $7.7 million. Of this increase, $5.1 million represents compensation expenses of OptiCare Eye Health Centers and $0.2 million represents compensation expenses of Cohen Systems for the three months ended March 31, 2000. The remaining increase primarily represents increased employee costs associated with an increase in corporate staff added to support the company's combined operations as well as increased costs associated with servicing increased managed care contracts.

    Selling, general and administrative expenses. Selling, general and administrative expenses increased to $3.6 million for the three months ended March 31, 2000 from $1.4 million for the three months ended March 31, 1999, an increase of $2.2 million. This increase is primarily attributed to $2.0 million of general and administrative expenses of OptiCare Eye Health Centers in the three months ended March 31, 2000.

    Interest expense. Interest expense decreased to $0.7 million for the three months ended March 31, 2000 from $1.0 for the three months ended March 31, 1999, a decrease of approximately $0.3 million or 29.1%. Interest expense primarily relates to the Company's bank indebtedness and notes payable to sellers in connection with acquisition activities. The decrease in interest expense primarily results from the reduction in the Company's outstanding bank debt and reduced interest rate associated with the Mergers in August 1999 and the paydown of debt using the proceeds received from the registered offering in January 2000.

     Income before income taxes. Income before income taxes increased to $0.5 million for the three months ended March 31, 2000 from $0.1 million for the three months ended March 31, 1999, an increase of $0.4 million. This increase was primarily attributed to an increase in income associated with the Mergers in August 1999, as well as overall revenue growth and the reduction of interest expense as described above.

    Income tax expense. The company's effective tax rate for the quarter ended March 31, 2000 was 42% compared to the same period's effective tax rate of 37% in the prior year.


LIQUIDITY AND CAPITAL RESOURCES

    The company's principal sources of liquidity are from cash flows generated from operations and from borrowing under the company's credit facility. The company's principal uses of liquidity are to provide working capital, meet debt service requirements and finance the company's strategic plans. As of March 31, 2000, the company had cash and cash equivalents of approximately $3.4 million and $1.4 million of additional borrowing capacity available under its revolving credit facility, net of a $0.4 million letter of credit obligation.

    In August 1999, in connection with the mergers, the company entered into a loan agreement (the "Credit Facility") with Bank Austria Creditanstalt Corporate Finance, Inc., as agent for the lenders ("Bank Austria"). Borrowings from the Credit Facility were used to pay certain indebtedness of PrimeVision Health and OptiCare Eye Health Centers and to fund the company's business operations. The Credit Facility provided the Company with a $21.5 million term loan and up to a $12.7 million revolving credit facility and is secured by a security interest in substantially all of the assets of the Company. The Company is required to maintain certain financial ratios, which are calculated on a quarterly and annual basis. The first principal payment on the term loan was April 1, 2000 and the Credit Facility terminates and all amounts outstanding thereunder are due and payable on June 1, 2004. As of March 31, 2000, the Company had advances outstanding of $10.9 million under the revolving credit facility and $18.5 million under the term loan.

    The interest rate applicable to the credit facility will equal the Base Rate or the Eurodollar Rate (each, as defined in the loan agreement with Bank Austria ("Loan Agreement")), as the company may from time to time elect, in accordance with the provisions of the Loan Agreement. The base rate is generally the higher of (a) the prime rate of Bank Austria for domestic commercial loans in effect on such applicable day or (b) the federal funds rate in effect on such applicable day plus one-half of one percent (1/2 of 1%), which generally equals LIBOR plus 1.75%. The Eurodollar rate will generally equal the offered rate quoted by Bank Austria in the inter-bank Eurodollar market for U.S. dollar deposits of an aggregate amount comparable to the principal amount of the Eurodollar loan to which the quoted rate is to be applicable.

    In January 2000, the Company completed the sale of 3,571,429 registered shares of common stock. The gross proceeds from the stock offering were approximately $12.5 million, including the cancellation of a $2.0 million subordinated note payable previously issued by the Company. The shares were issued under a registration statement filed with the Securities and Exchange Commission on January 18, 2000. The Company used $7.0 million of the net proceeds of $10.0 million to pay down long-term debt and expects to use the remaining proceeds for, among other things, expansion of laser correction, working capital and general corporate purposes.

    For the three months ended March 31, 2000 the company used $0.3 million in operating activities, $1.0 million in investing activities and generated $1.8 million in financing activities. Cash used in operating activities included a non-cash charge of $ 1.0 million of depreciation and amortization. Cash used in investing activities represents capital expenditures. Net cash used in financing activities included approximately $10.0 million of proceeds, net of issuance costs of $0.5 million, from the registered stock issuance in January 2000. The Company reduced its long-term debt by approximately $7.6 million, primarily using the net proceeds received from the stock issuance, and reduced the outstanding balance on its revolving credit facility by $0.6 million.

    For the three months ended March 31, 1999 the company generated $0.8 million in operating activities while $3.4 million was used in investing activities and financing activities used cash of $0.4 million. Net cash used in financing activities consisted primarily of $0.4 million of principal repayments on bank indebtedness. Cash used in investing activities consisted primarily of $3.2 million of cash placed in escrow.

    As of March 31, 2000, under an agreement with the Texas Department of Insurance, the company is required to maintain a restricted investment of $500,000. In addition, the Company is not allowed to declare or pay dividends or otherwise transfer any funds from its limited purpose health maintenance organization in Texas without prior approval from the Department of Insurance. The Company does not believe the requirements of the Texas Department of Insurance will have a material impact on the Company's liquidity.

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

    Management believes that inflation has not had a material effect on the Company's revenues for the three-month periods ended March 31, 2000 and 1999.


FORWARD-LOOKING INFORMATION

    Certain statements in this Form 10-Q and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission, press releases, presentations by the Company or its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those relating to future opportunities, the proposed acquisition of Vision Twenty-One, the outlook of customers, the reception of new services, technologies and pricing methods, resolution of the Year 2000 Issue, existing and potential strategic alliances, development and execution of an e-commerce strategy, the success of initiatives including opening laser vision correction centers and the likelihood of incremental revenues offsetting expense related to those new initiatives. In addition, such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Such factors include: changes in the regulatory environment applicable to the Company's business, demand and competition for the Company's products and services, general economic conditions, risks related to the eye care industry, the Company's ability to successfully integrate and profitably operate its operations, and other risks detailed from time to time in the Company's periodic earnings releases and reports filed with the Securities and Exchange Commission, as well as the risks and uncertainties discussed in this Form 10-Q. The Company undertakes no obligation to publicly update or revise forward looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.


ITEM 3: Quantitative AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is subject to market risk from exposure to changes in interest rates based on financing activities under the Company's credit facility. The nature and amount of the Company's indebtedness may vary as a result of future business requirements, market conditions and other factors. The extent of the company's interest rate risk is not quantifiable or predictable due to the variability of future interest rates and financing needs. The Company does not expect changes in interest rates to have a material effect on income or cash flows in the year 2000, although there can be no assurances that interest rates will not significantly change. The Company did not use derivative instruments to adjust the Company's interest rate risk profile during the three months ended March 31, 2000.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

    As previously disclosed, on February 10, 2000, we entered into a merger agreement with Vision Twenty-One, Inc. The transaction provides for 6,000,000 shares, which number is subject to adjustment as described in the merger agreement, of our common stock to be issued to shareholders of Vision Twenty-One and the assumption of approximately $60 million of Vision Twenty One's outstanding debt. The merger will combine the laser correction and managed eye care businesses of the two companies. The merger agreement also calls for Vision Twenty-One to continue to divest certain of its other businesses prior to closing. Following the closing of the merger, we expect to have over 10,000,000 managed eye care lives and a national provider panel of approximately 11,000 practicing ophthalmologists and optometrists, providing us with a unique platform to accelerate the growth of our laser correction and ambulatory surgery segments.

    The transaction is subject to certain closing conditions, including regulatory approvals, the approval of Vision Twenty-One's and our stockholders, Vision Twenty-One obtaining a release and waiver from Block Vision, Inc. of all non-compete restrictions or otherwise resolving any issues relating thereto, and the renegotiation of certain debt obligations of us and Vision Twenty-One, as well as a financing to provide not less than $30 million of equity or mezzanine capital.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  a. Exhibits

     The following Exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit         Description
-------         -----------
2.1 Agreement and Plan of Merger and Reorganization among Vision Twenty-One, Inc., OC Acquisition Corp. and OptiCare Health Systems, Inc., incorporated by reference to Appendix A to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 12, 2000.

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

3.3 Amended and Restated By-laws of Registrant adopted March 27, 2000, incorporated by reference to Exhibit 3.3 to the Registrant's Annual Report on Form 10-K filed on March 30, 2000.

10.1 Amended and Restated Loan and Security Agreement, dated as of August 13, 1999, among Consolidated Eye Care, Inc., OptiCare Eye Health Centers, and PrimeVision Health, Inc. as borrowers, the Registrant as the Parent, the lenders named therein (the "Lenders"), Bank Austria, AG (the "LC Issuer"), and Bank Austria Creditanstalt Corporate Finance, Inc., as the agent (the "Agent")(excluding schedules and other attachments thereto), incorporated by reference to Exhibit 10.1 to the Registrant's report on Form 8-K filed on August 30, 1999.

10.2 Guaranty dated as of August 13, 1999, among the Registrant, OptiCare Eye Health Centers, PrimeVision Health, Inc., Consolidated Eye Care, Inc. and each of the other subsidiaries and affiliates of the Registrant listed on the signature pages thereto, in favor of the Lenders, the LC Issuer and the Agent, incorporated by reference to Exhibit 10.2 to the Registrant's report on Form 8-K filed on August 30, 1999.

10.3 Security Agreement dated as of August 13, 1999, among the Registrant and the other parties listed on the signature page thereto in favor of the Agent for the benefit of the Lenders and the LC Issuer, incorporated by reference to Exhibit 10.3 to the Registrant's report on Form 8-K filed on August 30, 1999.

10.4 Conditional Assignment and Trademark Security Agreement dated as of August 13, 1999, between the Registrant and the Agent for the benefit of the Lenders and the LC Issuer, incorporated by reference to Exhibit 10.4 to the Registrant's report on Form 8-K filed on August 30, 1999.

10.5 Pledge and Security Agreement, dated as of August 13, 1999, among each of the Registrant, OptiCare Eye Health Centers, PrimeVision Health, Inc., Consolidated Eye Care, Inc. and each of the other subsidiaries and affiliates of the Company listed on the signature pages thereto, in favor of the Agent for the benefit of the Lenders and the LC Issuer, incorporated by reference to Exhibit 10.5 to the Registrant's report on Form 8-K filed on August 30, 1999.

10.6 Assignment of Notes and Security Agreement, dated as of August 13, 1999, between PrimeVision Health, Inc. and the Agent, incorporated by reference to Exhibit 10.6 to the Registrant's report on Form 8-K filed on August 30, 1999.

10.7 Agreement and Plan of Merger, dated as of April 12, 1999, among the Registrant (then known as "Saratoga Resources, Inc."), OptiCare Shellco Merger Corporation, Prime Shellco Merger Corporation, OptiCare Eye Health Centers, Inc., a Connecticut corporation, and PrimeVision Health, Inc., incorporated herein by reference to Exhibit 2 to the Registration Statement on Form S-4, registration no. 333-78501, first filed on May 14, 1999, as amended.

10.8 Registration Rights Agreement dated as of August 13, 1999 between Registrant and Bank Austria Creditanstalt Corporate Finance, Inc., incorporated by reference to Exhibit 10.37 to the Registrant's Annual Report on Form 10-K filed on March 30, 2000.

27      Financial Data Schedule (for EDGAR filing only).



  b. Reports filed on Form 8-K filed in the period covered by this report:

         The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on February 11, 2000 to announce the signing of a definitive merger agreement with Vision Twenty-One, Inc.

         The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on March 2, 2000 associated with the Company's press release related to 1999 earnings, which discussed the definitive merger agreement with Vision Twenty-One, Inc.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be filed on its behalf by the undersigned, hereunto duly authorized.


Date: May 15, 2000                            OPTICARE HEALTH SYSTEMS, INC.

                                              By:
                                                 ------------------------------
                                                 Steven L. Ditman
                                                 Executive Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer and duly
                                                 authorized officer)