Form 10-Q
period 2000-06-30
OPTICARE HEALTH SYSTEMS INC
filed 2000-08-14
CIK 311046

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                                 [X] Yes [ ] No

         The number of shares outstanding of the registrant's Common Stock, par value $.001 per share, at August 1, 2000 was 12,598,782 shares.

                               INDEX TO FORM 10-Q

                                                                        Page No.
PART I.  FINANCIAL INFORMATION

    Item 1.   Financial Statements

              Condensed Consolidated Balance Sheets at June 30, 2000
              (unaudited) and December 31, 1999                            3

              Condensed Consolidated Statements of Operations for the
              three and six months ended June 30, 2000 and 1999
              (unaudited)                                                  4

              Condensed Consolidated Statements of Cash Flows for the
              six months ended June 30, 2000 and 1999 (unaudited)          5

              Notes to Condensed Consolidated Financial Statements         6

    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         10

    Item 3.   Quantitative and Qualitative Disclosures About Market
              Risk                                                        16

PART II. OTHER INFORMATION

    Item 1.   Legal Proceedings                                           16

    Item 5.   Other Information                                           17

    Item 6.   Exhibits and Reports on Form 8-K                            18

SIGNATURE                                                                 19

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                           JUNE 30,    DECEMBER 31,
                                                                             2000          1999
                                                                          ---------     ---------
                                                                         (Unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                              $   2,540     $   2,921
   Accounts receivable, net                                                  12,514        10,557
   Inventories                                                                3,250         3,029
   Deferred income taxes, current                                             2,497         2,579
   Other current assets                                                       1,945         2,259
                                                                          ---------     ---------
       TOTAL CURRENT ASSETS                                                  22,746        21,345
Property and equipment, net                                                  10,077         9,598
Intangible assets, net                                                       31,835        32,443
Deferred income taxes, non-current                                              935           951
Other assets                                                                  2,714         2,403
                                                                          ---------     ---------
        TOTAL ASSETS                                                      $  68,307     $  66,740
                                                                          =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                       $   7,689     $   7,619
   Accrued expenses                                                           8,652         8,259
   Current portion of long-term debt                                          4,888         3,459
   Deferred income tax liability                                                585           397
   Other current liabilities                                                    435           920
                                                                          ---------     ---------
        TOTAL CURRENT LIABILITIES                                            22,249        20,654
Long-term debt, less current portion                                         28,740        39,689
Other liabilities                                                             1,035         1,123
                                                                          ---------     ---------
       TOTAL LIABILITIES                                                     52,024        61,466
                                                                          ---------     ---------


STOCKHOLDERS' EQUITY:
Series A Convertible Preferred Stock, $.001 par value, 550,000 shares
   Authorized; 418,803 shares issued and outstanding                              1             1
Common Stock, $0.001 par value; 50,000,000 shares authorized;
   12,598,782 and 8,972,128 shares outstanding at June 30, 2000 and
   December 31, 1999, respectively.                                              13             9
Additional paid-in-capital                                                   59,873        47,784
Accumulated deficit                                                        (43,604)      (42,520)
                                                                          ---------     ---------
         TOTAL STOCKHOLDERS' EQUITY                                          16,283         5,274
                                                                          ---------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $  68,307     $  66,740
                                                                          =========     =========

See notes to condensed consolidated financial statements

                                     OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                                      (UNAUDITED)

                                                   FOR THE THREE MONTHS ENDED                FOR THE SIX MONTHS
                                                            JUNE 30,                           ENDED JUNE 30,
                                                  -----------------------------         -----------------------------
                                                      2000              1999                2000              1999
                                                  -----------       -----------         -----------       -----------
NET REVENUES:
Laser correction and professional services        $     2,521       $       300         $     4,772       $       300
Managed care services                                   8,991             5,271              17,956             9,733
Other integrated services                              22,705            15,675              46,081            29,309
                                                  -----------       -----------         -----------       -----------
   Total net revenues                                  34,217            21,246              68,809            39,342
                                                  -----------       -----------         -----------       -----------

OPERATING EXPENSES:
   Cost of product sales                               10,857            11,833              22,153            21,379
   Medical claims expense                               7,206             4,579              14,414             7,727
   Salaries, wages and benefits                        10,275             2,651              20,569             5,272
   Selling, general and administrative                  3,704             1,116               7,291             2,480
   Terminated merger costs                              1,810                 -               1,810                 -
   Depreciation                                           659               252               1,294               493
   Amortization                                           443                54                 815               125
   Interest                                               742               685               1,435             1,663
                                                  -----------       -----------         -----------       -----------
        Total operating expenses                       35,696            21,170              69,781            39,139
                                                  -----------       -----------         -----------       -----------

INCOME (LOSS) FROM CONTINUING
    OPERATIONS BEFORE INCOME TAXES                     (1,479)               76                (972)              203

Income tax expense (benefit)                             (101)               21                 112                68
                                                  -----------       -----------         -----------       -----------
INCOME (LOSS) FROM CONTINUING
    OPERATIONS                                         (1,378)               55              (1,084)              135

LOSS FROM DISPOSAL OF DISCONTINUED
OPERATIONS,  NET OF TAX                                     -            (2,317)                  -            (2,317)
                                                  -----------       -----------         -----------       -----------

NET INCOME (LOSS)                                 $    (1,378)      $    (2,262)        $    (1,084)      $    (2,182)
                                                  ===========       ===========         ===========       ===========
INCOME (LOSS) PER COMMON SHARE -
  BASIC AND DILUTED:

    Income (loss) from continuing operations
       per common share                                 (0.11)             0.02               (0.09)            (0.20)
                                                  ===========       ===========         ===========       ===========
    Net income (loss) per common share                  (0.11)            (0.97)              (0.09)            (1.20)
                                                  ===========       ===========         ===========       ===========
   Weighted average common shares outstanding      12,574,343         2,325,124          12,087,992         2,325,124
                                                  ===========       ===========         ===========       ===========

See notes to condensed consolidated financial statements

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                        FOR THE SIX MONTHS ENDED JUNE 30,
                                                        ---------------------------------
                                                               2000           1999
                                                             -------        -------
OPERATING ACTIVITES:
   Net income (loss)                                         $(1,084)       $(2,182)
   Add:  Loss from discontinued operations                         -          2,317
                                                             -------        -------
   Income (loss) from continuing operations                   (1,084)           135
   Adjustments to reconcile net income to net cash
        (used in) provided by operating activities:
   Depreciation                                                1,294            493
    Amortization                                                 815            125
    Changes in operating assets and liabilities
       Accounts receivable                                    (1,957)        (1,183)
       Inventories                                              (221)          (179)
       Other current assets                                      396             24
       Other assets                                             (502)            76
       Accounts payable and accrued expenses                     463          2,899
       Other current liabilities                                (297)             -
      Other liabilities                                         (285)           (51)
   Cash used in discontinued operations                            -         (1,396)
                                                             -------        -------
Net cash provided by (used in) operating activities           (1,378)           943
                                                             -------        -------

INVESTING ACTIVITIES:
    Purchases of equipment                                    (1,441)          (229)
    Cash placed in escrow                                                    (1,250)
                                                             -------        -------
Net cash (used in) investing activities                       (1,441)        (1,479)
                                                             -------        -------

FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock                10,093              -
    Principal payments on long-term debt                      (8,205)        (1,597)
    Net increase in revolving credit facility                    550              -
                                                             -------        -------
Net cash provided by (used in)  financing activities           2,438         (1,597)
                                                             -------        -------

Increase (decrease) in cash and cash equivalents                (381)        (2,133)
Cash and cash equivalents at beginning of period               2,921          5,956
                                                             -------        -------
Cash and cash equivalents at end of period                   $ 2,540        $ 3,823
                                                             =======        =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                       $ 1,136        $     -
Cash paid for income taxes                                   $     -        $     -

See notes to condensed consolidated financial statements

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements of OptiCare Health Systems, Inc., a Delaware corporation, and subsidiaries (the "Company") for the three and six months ended June 30, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934 and are unaudited. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of December 31, 1999 was derived from the Company's audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

    Certain prior period amounts have been reclassified to conform to the current period presentation.

2.  MERGERS AND ACQUISITIONS

    OptiCare Health Systems, Inc. is an integrated eye health services company focused on managed care and professional eye care services. The Company's current form is the result of mergers (the "Mergers") completed on August 13, 1999 by and among Saratoga Resources, Inc. and two eye care services companies, OptiCare Eye Health Centers, Inc. and Prime Vision Health, Inc. ("Prime"). For accounting purposes, Prime was the accounting acquirer. Accordingly, the operating results for the three and six months ended June 30, 2000 represent the operating results of the combined companies, while the results of operations for the three and six month periods ended June 30, 1999 represent the historical operating results of Prime only.

    On October 1, 1999 the Company purchased Cohen Systems, Inc. (the "Cohen Acquisition"), a software systems provider, specializing in point of sale and internet-based solutions for optical retail and optical manufacturing laboratories.

    Assuming the Mergers and Cohen Acquisition had occurred on January 1, 1999, pro forma net revenue, income from continuing operations and net loss of the Company for the six months ended June 30, 1999 would have been $65,249, $311 and $(2,006), respectively. On the same pro forma basis, basic and diluted income per common share from continuing operations for the six months ended
June 30, 1999 would have been $0.03 and basic and diluted net loss per common share for the six months ended June 30, 1999 would have been $(0.22). This pro forma information is for informational purposes only and is not necessarily indicative of the results that would have been obtained had these events actually occurred at the beginning of the period presented, nor does it intend to be a projection of future results.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.  DISCONTINUED OPERATIONS

    In December 1998, Prime began the process of discontinuing its ophthalmology operations and recorded a loss on the disposal of these discontinued operations. The disposal of these operations continued in 1999 through the cancellation of the administrative service agreements with affiliated ophthalmologists and the repurchase of practice assets by the physicians. During the three months ended June 30, 1999, the Company revised its estimate of loss on the disposal of its ophthalmology operations and accordingly recorded an additional loss on the disposal of $2,317, net of a tax benefit of $212.

4.  EARNINGS PER SHARE

    The following tables sets forth the computation of basic and diluted earnings per share:

                                                           FOR THE THREE MONTHS                 FOR THE SIX MONTHS
                                                               ENDED JUNE 30,                      ENDED JUNE 30,
                                                        ----------------------------       ----------------------------
                                                            2000             1999              2000             1999
                                                        -----------      -----------       -----------      -----------
Income (loss) from continuing operations
  Applicable to common stockholders:
    Income (loss) from continuing operations            $    (1,328)     $        55       $    (1,034)     $       135
    Preferred stock dividends                                     -                -                 -             (600)
                                                        -----------      -----------       -----------      -----------
Income (loss) from continuing operations
applicable to common stockholders                       $    (1,328)     $        55       $    (1,034)     $      (465)
                                                        ===========      ===========       ===========      ===========

Net income (loss) applicable to common
  Stockholders:

    Net income (loss)                                   $    (1,328)     $    (2,262)      $    (1,034)     $    (2,182)
    Preferred stock dividend                                      -                -                 -             (600)
                                                        -----------      -----------       -----------      -----------
Net income (loss) available to common stockholders      $    (1,328)     $    (2,262)      $    (1,034)     $    (2,782)
                                                        ===========      ===========       ===========      ===========

Weighted average common shares outstanding -
    basic and diluted                                    12,574,343        2,325,124        12,087,992        2,325,124
                                                        ===========      ===========       ===========      ===========

Income (loss) from continuing operations
    Per common share - basic and diluted                $     (0.11)     $      0.02       $     (0.09)     $     (0.20)
                                                        ===========      ===========       ===========      ===========

Net income (loss) per common share - basic
    and diluted                                         $     (0.11)     $     (0.97)      $     (0.09)     $     (1.20)
                                                        ===========      ===========       ===========      ===========

    The effect of options, warrants and convertible preferred stock has been excluded from the calculation of diluted earnings per share due to anti-dilution. In addition, the weighted average common shares outstanding in 1999 have been adjusted to reflect the conversion associated with the reverse merger with Saratoga in August 1999.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.  SEGMENT INFORMATION

    The Company currently manages the operations of the business through three operating segments: (1) Laser Correction and Professional Services (2) Managed Care Services and (3) Other Integrated Services. Management assesses the performance of its segments based on income before income taxes, interest expense, depreciation and amortization, and other corporate overhead. Summarized financial information, by segment, for the three and six months ended June 30, 2000 and 1999 is as follows:

                                                               THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                     JUNE 30,                JUNE 30,
                                                               -------------------     -------------------
                                                                 2000        1999        2000        1999
                                                               -------     -------     -------     -------
REVENUES:
     Laser correction and professional services                $ 2,521     $   300     $ 4,772     $   300
     Managed care services                                       9,690       5,271      19,275       9,733
     Other integrated services                                  25,712      17,910      50,864      36,473
                                                               -------     -------     -------     -------
        Segment totals                                          37,923      23,481      74,911      46,506
     Elimination of inter-segment revenues                      (3,706)     (2,235)     (6,102)     (7,164)
                                                               -------     -------     -------     -------
       Total net revenue                                       $34,217     $21,246     $68,809     $39,342
                                                               =======     =======     =======     =======

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAX:
     Laser correction and professional services                $   978     $   300     $ 1,626     $   300
     Managed care services                                         761         803       1,410         622
     Other integrated services                                   1,285          25       2,802       1,688
                                                               -------     -------     -------     -------
        Segment totals                                           3,024       1,128       5,838       2,610
     Depreciation                                                 (659)       (252)     (1,294)       (493)
     Amortization                                                 (443)        (54)       (815)       (125)
     Interest expense                                             (742)       (685)     (1,435)     (1,663)
     Corporate (including terminated merger costs)              (2,659)        (61)     (3,266)       (126)
                                                               =======     =======     =======     =======
        Income (loss) from continuing operations
           before income taxes                                 $(1,479)    $    76     $  (972)    $   203
                                                               =======     =======     =======     =======

6.  CONTINGENCIES

    The Company is both a plaintiff and defendant in lawsuits incidental to its current and former operations. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at June 30, 2000 cannot be ascertained. Management is of the opinion that, after taking into account the merits of defenses, insurance coverage and established reserves, the ultimate resolution of these matters will not have a material adverse effect in relation to the Company's consolidated financial statements or results of operations.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.  STOCKHOLDERS' EQUITY

    In January 2000, the Company completed the sale of 3,571,429 registered shares of common stock. Gross proceeds from the offering, based on the offering price of $3.50 per share, totaled $12,500, including the cancellation of a $2,000 subordinated note payable previously issued by the Company. The shares were issued under a registration statement filed with the Securities and Exchange Commission on January 18, 2000. The Company used $7,000 of the net proceeds to pay down long-term debt and used the remaining proceeds for, among other things, business expansion, working capital and general corporate purposes.

8.  VISION TWENTY-ONE, INC. MERGER

    On June 19, 2000, the Company notified Vision Twenty-One, Inc. ("Vision Twenty-One") that it was terminating the merger agreement with Vision Twenty-One pursuant to which the Company would have acquired Vision Twenty-One, effective June 29, 2000, unless certain defaults were cured to the Company's satisfaction on or prior to that date. The defaults were not cured to the Company's satisfaction by June 29, 2000 and the termination of the merger agreement became effective on that date.

    In June 2000, the Company recorded a one-time charge of $1,810 of merger costs associated with the terminated merger with Vision Twenty-One. These costs consisted primarily of professional fees.

9.  SUBSEQUENT EVENTS

    In July 2000 the Company was informed by Anthem Blue Cross and Blue Shield of Connecticut ("Anthem"), a managed care customer in Connecticut, that effective December 1, 2000 it will end its managed care contract with the Company on Anthem's commercial Health Maintenance Organization ("HMO") business. Anthem also informed the Company that it intends to withdraw from the Medicare + Choice market in Connecticut, effective January 1, 2001. The commercial HMO and Medicare + Choice contracts represent approximately $6.4 million in total annual revenue to the Company. The Company will continue to provide managed care services for Anthem's Medicaid business.

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

    OVERVIEW. OptiCare Health Systems, Inc. (the "Company") is an integrated eye care services company focused on managed care and professional eye care services. On August 13, 1999 Saratoga Resources, Inc. ("Saratoga"), a Delaware corporation, PrimeVision Health, Inc. ("Prime") and OptiCare Eye Health Centers, Inc. merged (the "Mergers"). In this transaction Prime merged with Saratoga through a reverse acquisition by Prime of Saratoga at book value with no adjustments reflected to historical values. Immediately following the Prime Merger, OptiCare Eye Health Centers, Inc. was acquired by Saratoga, which was accounted for under the purchase method of accounting with the excess of purchase price over the estimated fair value of net assets acquired recorded as goodwill. The financial results for the three and six months ended June 30, 2000 are based upon consolidated operating results reported by the Company and its subsidiaries, including OptiCare Eye Health Centers, Inc., while the financial results for three and six months ended June 30, 1999 are based solely upon the results reported by Prime and its subsidiaries.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 Compared to the Three Months Ended
June 30, 1999

    Laser correction and professional services revenue. Laser correction and professional services revenue was $2.5 million for the three months ended
June 30, 2000 compared to $0.3 million for the three months ended June 30, 1999, an increase of $2.2 million. This increase in revenue was comprised of $1.2 million in laser vision correction and ambulatory surgery services as a result of the merger with OptiCare Eye Health Centers in August 1999, and $0.6 million in sales of software systems by Cohen Systems, Inc., which was acquired in October 1999. The remaining increase in revenue of $0.4 million represents an increase in Health Service Organization ("HSO") revenue, primarily the result of an increase in HSO agreements with a number of ophthalmology practices.

    Managed care services revenue. Managed care services revenue increased to $9.0 million for the three months ended June 30, 2000 from $5.3 million for the three months ended June 30, 1999, an increase of $3.7 million or 70.6%. Of this increase, approximately $2.5 million represents revenue associated with managed care contracts held by OptiCare Eye Health Centers that were acquired in connection with the Mergers. The remaining increase is due to new managed eye care contracts as well as growth in existing member lives.

    Effective December 1, 2000, Anthem Blue Cross and Blue Shield of Connecticut ("Anthem"), a managed care customer in Connecticut, will end its managed care contract with the Company on Anthem's commercial Health Maintenance Organization ("HMO") business. Anthem also intends to withdraw from the Medicare + Choice market in Connecticut, effective January 1, 2001. The commercial HMO and Medicare + Choice contracts represent approximately $6.4 million in total annual revenue to the Company. Management believes that the reduction in revenue associated with the loss of these contracts will be mitigated by the addition of new managed care contracts and growth in existing contracts.

    Other integrated services revenue. Other integrated services revenue increased to $22.7 million for the three months ended June 30, 2000 from $15.7 million for the three months ended June 30, 1999, an increase of $7.0 million or 44.8%. This increase represents a $9.9 million increase in optometry and ophthalmology revenue, primarily associated with revenue generated by OptiCare Eye Health Centers and is partially offset by a $2.8 million decrease in buying group revenue resulting primarily from a decrease in purchasing volume.

    Cost of product sales. Cost of product sales decreased to $10.9 million for the three months ended June 30, 2000 from $11.8 million for the three months ended June 30, 1999, a decrease of $0.9 million or 8.2 %. This decrease is comprised of a $2.8 million decrease in cost of sales related to the buying group program, which is consistent with the decrease in revenue, and is partially offset by an increase of approximately $1.5 million in cost of product sales associated with the optometry, ophthalmology and surgical centers operations of OptiCare Eye Health Centers and $0.1 million in cost of product sales from Cohen Systems. The remaining increase of $0.3 million is attributed to increased costs in other optometry areas.

    Medical claims expense. Medical claims expense increased to $7.2 million for the three months ended June 30, 2000 from $4.6 million for the three months ended June 30, 1999, an increase of $2.6 million. Of this increase approximately $2.1 represents medical claims expense associated with managed care contracts acquired in connection with the merger with OptiCare Eye Health Centers. The remaining increase is attributed to new managed care contracts and growth in existing contracts, and is consistent with the increase in managed care services revenue.

    Salaries wages and benefits. Salaries, wages and benefits increased to $10.3 million for the three months ended June 30, 2000 from $2.7 million for the three months ended June 30, 1999, an increase of $7.6 million. Of this increase, $5.5 million represents compensation expenses of OptiCare Eye Health Centers and $0.2 million represents compensation expenses of Cohen Systems for the three months ended June 30, 2000. The remaining increase primarily represents increased employee costs associated with an increase in operations and corporate staff, which were added to support the company's combined business.

    Selling, general and administrative expenses. Selling, general and administrative expenses increased to $3.7 million for the three months ended June 30, 2000 from $1.1 million for the three months ended June 30, 1999, an increase of $2.6 million. Of this increase, $1.8 million represents the general and administrative expenses of OptiCare Eye Health Centers for the three months ended June 30, 2000. The remaining increase is attributed to increased costs associated with the Company's overall growth.

    Terminated merger costs. Terminated merger costs of $1.8 million represent non-recurring costs associated with the merger with Vision Twenty-One, which was terminated in June 2000. These costs consist primarily of professional fees.

    Income (loss) from continuing operations before income taxes. The company reported a loss from continuing operations before income taxes of $1.5 million for the three months ended June 30, 2000 compared to income from continuing operations before income taxes of $0.1 million for the three months ended June 30, 1999, a decrease of $1.6 million. This decrease was primarily attributed to $1.8 million of costs associated with the proposed merger with Vision Twenty-One, which was terminated in June 2000. The Company's income from continuing operations before income taxes without taking into effect the costs associated with the terminated merger would have been $0.3 million.

    Income tax expense (benefit). The company reported a $0.1 million income tax benefit for the three months ended June 30, 2000 compared to a $0.1 million income tax expense for the three months ended June 30, 1999. The income tax benefit for the three months ended June 30, 2000 is the result of a tax benefit related to the terminated merger costs partially offset by income tax expense on current operations.

    Loss from discontinued operations, net of tax. In December 1998, Prime began the process of discontinuing its ophthalmology operations and recorded a loss on the disposal of these discontinued operations. The disposal of these operations continued in 1999 through the cancellation of the administrative service agreements with affiliated ophthalmologists and the repurchase of practice assets by the physicians. During the three months ended June 30, 1999, the company revised its estimate of loss on the disposal of these ophthalmology operations, and accordingly recorded an additional loss of $2.5 million, net of a tax benefit of $0.2 million.

Six Months Ended June 30, 2000 Compared to the Six Months Ended June 30, 1999

    Laser correction and professional services revenue. Laser correction and professional services revenue was $4.8 million for the six months ended June 30, 2000 compared to $0.3 million for the six months ended June 30, 1999, an increase of $4.5 million. This increase is comprised of approximately $2.4 million in laser vision correction and ambulatory surgery services resulting from the merger with OptiCare Eye Health Centers in August 1999 and $1.1 million in sales of software systems by Cohen Systems, Inc., which was acquired in October 1999. The remaining increase of $1.0 million represents an increase in other sales and services, primarily due to an increase in Health Service Organization agreements.

    Managed care services revenue. Managed care services revenue increased to $18.0 million for the six months ended June 30, 2000 from $9.7 million for the six months ended June 30, 1999, an increase of $8.3 million or 85%. Of this increase, approximately $5.1 million represents revenue associated with managed care contracts held by OptiCare Eye Health Centers, which were acquired in connection with the merger. The remaining increase is due to new managed eye care contracts as well as growth in existing member lives.

    Other integrated services revenue. Other integrated services revenue increased to $46.1 million for the six months ended June 30, 2000 from $29.3 million for the six months ended June 30, 1999, an increase of $16.8 million. This increase is comprised of a $19.7 million increase in optometry and ophthalmology revenue, primarily generated by OptiCare Eye Health Centers for the six months ended June 30, 2000. This increase is offset by a $2.8 million decrease in buying group revenue resulting primarily from a decrease in purchasing volume.

    Cost of product sales. Cost of product sales increased to $22.2 million for the six months ended June 30, 2000 from $21.4 million for the six months ended June 30, 1999, an increase of $0.8 million. This increase is due to approximately $2.9 million of cost of product sales associated with the optometry, ophthalmology and surgical centers operations of OptiCare Eye Health Centers and $0.2 million of cost of product sales of Cohen Systems for the six months ended June 30, 2000. These increases were partially offset by a $2.8 million decrease in costs of product sales associated with the Buying Group program, which is consistent with the decrease in revenue. The remaining increase of $0.5 million represents increased costs associated with the growth of other sales and services of the company.

    Medical claims expense. Medical claims expense increased to $14.4 million for the six months ended June 30, 2000 from $7.7 million for the six months ended June 30, 1999, an increase of $ 6.7 million. Of this increase, $ 4.2 million represents medical claims expenses on managed care contracts of OptiCare Eye Health Centers, which were acquired in connection with the merger. The remaining increase is primarily due to new managed care contracts and growth in existing contracts, and is consistent with the increase in managed care services revenue.

    Salaries wages and benefits. Salaries, wages and benefits increased to $20.6 million for the six months ended June 30, 2000 from $5.3 million for the six months ended June 30, 1999, an increase of $15.3 million. Of this increase, $11.0 million represents compensation expenses of OptiCare Eye Health Centers and $0.5 million represents compensation expenses of Cohen Systems for the six months ended June 30, 2000. The remaining increase primarily represents increased employee costs associated with an increase in corporate and operations staff added to support the company's combined business and servicing increased managed care contracts.

    Selling, general and administrative expenses. Selling, general and administrative expenses increased to $7.3 million for the six months ended June 30, 2000 from $2.5 million for the six months ended June 30, 1999, an increase of $4.8 million. This increase is primarily attributed to $3.8 million of general and administrative expenses of OptiCare Eye Health Centers for the six months ended June 30, 2000. The remaining increase represents an increase in costs associated with the company's overall growth.

    Terminated merger costs. Terminated merger costs of $1.8 million represent non-recurring costs associated with the merger with Vision Twenty-One, which was terminated in June 2000. These costs consist primarily of professional fees.

    Depreciation. Depreciation increased to $1.3 million for the six months ended June 30, 2000 from $0.5 million for the six months ended June 30, 1999, an increase of approximately $0.8 million. This increase represents depreciation expense of OptiCare Eye Health Centers for the six months ended June 30, 2000.

    Amortization. Amortization increased to $0.8 million for the six months ended June 30, 2000 from $0.1 million for the six months ended June 30, 1999, an increase of approximately $0.7 million. This increase is the result of the Mergers and related goodwill amortization.

    Interest expense. Interest expense decreased to $1.4 million for the six months ended June 30, 2000 from $1.7 million for the six months ended June 30, 1999 a decrease of approximately $0.3 million or 13.7%. Interest expense primarily relates to the company's bank indebtedness and notes payable to sellers in connection with acquisition activities. The decrease in interest expense primarily results from the reduction in the Company's outstanding bank debt and reduced interest rate associated with the Mergers in August 1999.

    Income (loss) from continuing operations before income taxes. The company reported a loss from continuing operations before income taxes of $1.0 million for the six months ended June 30, 2000 compared to income from continuing operations before income taxes of $0.2 million for the six months ended June 30, 1999, a decrease of $1.2 million. This decrease was primarily the result of a $1.8 million charge representing merger costs related to the proposed merger with Vision Twenty-One, which was terminated in June 2000. The Company's income from continuing operations before income taxes without taking into effect the costs associated with the terminated mergers would have been $0.8 million.

    Income tax expense. The provision for income taxes for the six months ended June 30, 2000 and June 30, 1999 was $0.1 million. The income tax provision for the six months ended June 30, 2000 was the result of income tax expense from continuing operations offset by tax benefits related to the terminated merger costs.

    Loss from discontinued operations, net of tax. During the six months ended June 30, 1999, the company revised its estimate of loss on the disposal of Prime's ophthalmology division and recorded an additional loss of $2.5 million, net of a tax benefit of $0.2 million.

LIQUIDITY AND CAPITAL RESOURCES

    In August 1999, in connection with the mergers, the company entered into a loan agreement (the "Credit Facility") with Bank Austria Creditanstalt Corporate Finance, Inc., as agent for the lenders ("Bank Austria"). Borrowings from the Credit Facility were used to pay certain indebtedness of PrimeVision Health and OptiCare Eye Health Centers and to fund the company's business operations. The Credit Facility is comprised of a term loan and up to a $12.7 million revolving credit facility and is secured by a security interest in substantially all of the assets of the Company. The Company is required to maintain certain financial ratios, which are calculated on a quarterly and annual basis, as part of the financial covenants set forth in the Credit Facility. After giving effect to the amendment discussed below, the Credit Facility terminates on June 1, 2003 and all amounts outstanding thereunder are due and payable. As of June 30, 2000, the Company had $18.5 million of borrowings outstanding under the term loan and $12.1 million of advances outstanding under the revolving credit facility.

    The interest rate applicable to the credit facility equals the Base Rate or the Eurodollar Rate (each, as defined in the loan agreement with Bank Austria ("Loan Agreement")), as the company may from time to time elect, in accordance with the provisions of the Loan Agreement. The base rate, after giving effect to the amendment discussed below, is generally the higher of (a) the prime rate of Bank Austria for domestic commercial loans in effect on such applicable day or
(b) the federal funds rate in effect on such applicable day plus three-quarters of one percent (3/4 of 1%), which generally equals LIBOR plus 2.25%. The Eurodollar rate will generally equal the offered rate quoted by Bank Austria in the inter-bank Eurodollar market for U.S. dollar deposits of an aggregate amount comparable to the principal amount of the Eurodollar loan to which the quoted rate is to be applicable.

     The Company's credit facility was amended as of June 30, 2000 in several respects. Pursuant to the amendment, among other things, (i) the terminated merger costs associated with the Vision Twenty-One merger were excluded from the calculation of the financial covenants and the Company's borrowing availability;
(ii) the interest rate was increased by one-half of one percent (1/2 of 1%) to the amount set forth above; (iii) the term was reduced by one year with the termination date changing from June 1, 2004 to June 1, 2003; and (iv) the Company agreed to raise, or enter into binding commitments to raise, no less than $5,000,000 by January 1, 2001 through the issuance of equity or subordinated indebtedness or other means reasonably approved by Bank Austria. In accordance with the terms of the Credit Facility, 50% of any capital raised through the issuance of equity or subordinated indebtedness would be used to reduce indebtedness under the Credit Facility. The remainder would be used for capital expenditures and to meet working capital requirements. In the event other means were used to raise such capital, the Company could be required to use up to all of such funds to reduce indebtedness under the Credit Facility.

    Net cash used in operating activities for the six months ended June 30, 2000 totaled $1.4 million primarily due to $0.8 million of cash used to reduce accounts payable and accrued expenses and a $2.0 million increase in accounts receivable driven by higher revenue. These and other changes in working capital were partially offset by approximately $1.0 million of income, excluding the noncash impact of depreciation and amortization.

    Net cash provided by operating activities for the six months ended June 30, 1999 of $0.9 was primarily due to income from continuing operations of $0.8 million, excluding the noncash impact of depreciation and amortization, and a $2.9 million increase in accounts payable and accrued expenses, which was offset by a $1.2 million increase in accounts receivable and $1.4 million of cash used in discontinued operations.

    The company used $1.4 million of net cash in investing activities during the six months ended June 30, 2000, compared to $1.5 million during the six months ended June 30, 1999. The company invested $1.4 million in property and equipment during the six months ended June 30, 2000 compared to $0.2 million for the six months ended June 30, 1999. Fixed asset purchases in 2000 were comprised of improvements to existing facilities, the purchase of equipment and the upgrade of certain information systems, which were incurred primarily to support the integration and growth of the Company subsequent to the Mergers.

    Net cash provided by financing activities was $2.4 million for the six months ended June 30, 2000 compared to net cash used in financing activities of $1.6 million for the six months ended June 30,1999. The primary sources of cash from financing activities for the six months ended June 30, 2000 was $10.0 million of net proceeds from the sale of 3,571,429 registered shares of common stock in January 2000 and $0.6 million in advances on the revolving credit facility. Cash used in financing activities for the six months ended June 30, 2000 was $8.2 million of principal payments on long-term debt. Net cash used in financing activities of $1.6 million for the six months ended June 30, 1999 was used to pay down long-term debt.

    As of June 30, 2000, under an agreement with the Texas Department of Insurance, the Company is required to maintain a restricted investment of $500,000. In addition, the Company is not allowed to declare or pay dividends or otherwise transfer any funds from its limited purpose health maintenance organization in Texas without prior approval from the Department of Insurance. The Company does not believe the requirements of the Texas Department of Insurance will have a material impact on the Company's liquidity. In July 2000, a dividend of $500,000 was approved by the Texas Department of Insurance and paid to the parent of the Texas limited purpose health maintenance organization.

    The company's principal sources of liquidity are from cash flows generated from operations and from borrowing under the Company's Credit Facility. The Company's principal uses of liquidity are to provide working capital, meet debt service requirements and finance the Company's growth. As of June 30, 2000, the Company had cash and cash equivalents of approximately $2.5 million and $0.3 million of additional borrowing capacity available under its revolving credit facility, net of a $0.4 million letter of credit obligation. The Company intends to raise additional capital through the issuance of equity or subordinated indebtedness in public or private transactions, or through other means, in order to repay indebtedness under and remain in compliance with its Credit Facility, consistent with the June 30, 2000 amendment discussed above, and for capital expenditures and to meet working capital requirements for the next twelve months. While the company believes it will be successful in its capital raising efforts, there can be no assurances that the Company will be successful in raising such additional capital, that such capital will be available on a timely basis or available on commercially reasonable terms or without causing substantial dilution to stockholders. The failure by the Company to raise such capital may have a material adverse impact on the business and operations of the Company.


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

    Management believes that inflation has not had a material effect on the Company's revenues for the three and six-month periods ended June 30, 2000 and 1999.

FORWARD-LOOKING INFORMATION

     Certain statements in this Form 10-Q and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission, press releases, presentations by the Company or its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those relating to future opportunities, the outlook of customers, the reception of new services, technologies and pricing methods, existing and potential strategic alliances, the Company's ability to successfully raise capital on a timely basis on commercially reasonable terms, development and execution of an e-commerce strategy, the success of initiatives including opening laser vision correction centers and the likelihood of incremental revenues offsetting expense related to those new initiatives. In addition, such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Such factors include: changes in the regulatory environment applicable to the Company's business, demand and competition for the Company's products and services, general economic conditions, risks related to the eye care industry, the Company's ability to successfully integrate and profitably operate its operations, the risks related to maintaining or losing managed care contracts, the ability to raise capital and/or obtain adequate cash flows from its operations to sustain its operations, and other risks detailed from time to time in the Company's periodic earnings releases and reports filed with the Securities and Exchange Commission, as well as the risks and uncertainties discussed in this Form 10-Q. The Company undertakes no obligation to publicly update or revise forward looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is subject to market risk from exposure to changes in interest rates based on financing activities under the Company's credit facility. The nature and amount of the Company's indebtedness may vary as a result of future business requirements, market conditions and other factors. The extent of the company's interest rate risk is not quantifiable or predictable due to the variability of future interest rates and financing needs. The Company does not expect changes in interest rates to have a material effect on income or cash flows in the year 2000, although there can be no assurances that interest rates will not significantly change. The Company did not use derivative instruments to adjust the Company's interest rate risk profile during the six months ended June 30, 2000.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    OptiCare Eye Health Centers Physicians Action and Countersuits. Seven physicians employed by OptiCare, P.C. commenced an action in January 1999 in the Connecticut Superior Court complaining of inducements that led them to affiliate with OptiCare Eye Health Centers. Shortly after the commencement of the action, three of the plaintiffs withdrew from the lawsuit. The remaining four plaintiffs sought damages for individual harm they claim to have suffered. One plaintiff also purported to sue derivatively on behalf of OptiCare Eye Health Centers for harm suffered by the shareholders. The defendants deny the factual and legal validity of the claims asserted and have moved to dismiss the complaint. The derivative portion of the complaint was dismissed on June 14, 1999. Dr. Yimoyines, our Chairman, Chief Executive Officer and President, has been named as a defendant in this action.

    OptiCare Eye Health Centers and OptiCare, P.C. instituted actions in January and February, 1999, in the Connecticut Superior court against two physicians for unfair trade practices, tortious interference and abuse of process based on defendants' course of conduct that plaintiffs complain is unlawfully designed to force plaintiffs to modify the defendants' employment contracts. Defendants have moved to strike the complaint. OptiCare Eye Health Centers and OptiCare, P.C. are opposing the motion to strike, and if successful in their opposition, intend to vigorously pursue their claims. OptiCare Eye Health Centers and OptiCare, P.C. have also brought a counterclaim against three of the physicians for anticipatory breach of contract. The foregoing actions have been consolidated in Connecticut Superior Court.

    We entered into settlement agreements with three of the four remaining physician plaintiffs at the end of June, 2000. The settling physicians withdrew from the action on June 30, 2000 and we subsequently withdrew our claims against them. In the settlements, we authorized the physicians to operate competing practices in certain areas of Connecticut, and the physicians agreed to enter into ongoing service arrangements with us. The settlements did not result in any payments to the physicians. We remain in litigation with the last of the physician plaintiffs. In July 2000, we moved the Connecticut Superior Court to enjoin the remaining physician plaintiff from breaching his covenant not to compete with the Company, and in August 2000 the court granted this motion. Because six of the seven plaintiffs have withdrawn from this action and we have prevailed in our motion to enforce our covenant not to compete against the remaining physician plaintiff, we no longer believe this action is material to the financial condition of the company.

    Missouri Action, counterclaim and Related Put Option. PrimeVision Health commenced an action (the "Missouri Action") in United States District Court for the Eastern District of Missouri, in August 1998, seeking damages from an ophthalmologist (the "Missouri Seller") who sold his ophthalmology practice to PrimeVision Health. PrimeVision Health has alleged that the Missouri Seller falsely and fraudulently inflated the value of the corporation he sold to PrimeVision Health, in the amount of approximately $2 million. The Missouri Seller counterclaimed against PrimeVision Health for, among other things, enforcement of a put option, damages for allegedly malicious prosecution and a declaration that his administrative services agreement with PrimeVision Health is terminated and of no further force or effect.

    As part of the purchase transaction, PrimeVision Health issued a put option by which the Missouri Seller, at his election, may require PrimeVision Health to purchase the balance of his ophthalmology practice, based on substantially the same valuation which PrimeVision Health is challenging in court. The exercise price that would be payable by PrimeVision Health under the put option was approximately $4 million. In January 1999, the Missouri Seller exercised the put option. PrimeVision Health asserted to the Missouri Seller that PrimeVision Health was not obligated to honor the put for the same reasons that PrimeVision Health sought damages in the Missouri Action - that the value of the corporation sold by the Missouri Seller to PrimeVision Health was falsely inflated.

    PrimeVision Health and the Missouri Seller agreed in principle to settle the Missouri Action in the second week of August, 2000. As part of the settlement, the Missouri Action will be dismissed and the put option will be terminated in exchange for the payment of cash and the issuance of common stock and warrants to purchase common stock to the Missouri Seller. The cash, common stock and warrants will not collectively have a material impact to our financial position. The parties are in the process of preparing a definitive settlement agreement and related documentation.

    Attorney General Inquiry. In July 2000, we were informed that the Office of the Attorney General of the State of Connecticut was inquiring into our claims payment practices in the State of Connecticut. The inquiry relates to our Managed Care Services business, which has significant operations in the State of Connecticut. The Company intends to vigorously defend itself in this inquiry, and we do not believe the inquiry will have a material impact on our financial condition or results of operations. However, there can be no assurances that there will not be a material impact.

ITEM 5. OTHER INFORMATION

    As previously disclosed, on June 19, 2000, we notified Vision Twenty-One, Inc. ("Vision Twenty-One") that we were terminating the merger agreement with them pursuant to which we would have acquired Vision Twenty-One, effective June 29, 2000, unless certain defaults were cured to our satisfaction on or prior to that date. The defaults were not cured to our satisfaction by June 29, 2000 and the termination of the merger agreement became effective on that date.

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

      10.7 Agreement and Plan of Merger, dated as of April 12, 1999, among the Registrant (then known as "Saratoga Resources, Inc."), OptiCare Shellco Merger Corporation, Prime Shellco Merger Corporation, OptiCare Eye Health Centers, Inc., a Connecticut corporation, and PrimeVision Health, Inc., incorporated herein by reference to Exhibit 2 to the Registration Statement on Form S-4, registration no. 333-78501, first filed on May 14, 1999, as amended ("Registration Statement 333-78501").

      10.8 Registration Rights Agreement dated as of August 13, 1999 between Registrant and Bank Austria Creditanstalt Corporate Finance, Inc., incorporated by reference to Exhibit 10.37 to the Registrant's Annual Report on Form 10-K filed on March 30, 2000.

      10.9 First Amendment to Amended and Restated Loan and Security Agreement, dated as of June 30, 2000 by and among the Lenders and the Agent.

      10.10 Employment Agreement between the Registrant and Jason M. Harrold, effective July 1, 2000. +

      10.11 Vision care capitation agreement between OptiCare Eye Health Centers and Blue Cross & Blue Shield of Connecticut, Inc. (and its affiliates) dated October 23, 1999, incorporated by reference to
              Exhibit 10.9 to the Registration Statement 333-78501.

      10.12 Eye care services agreement between OptiCare Eye Health Centers and Anthem Health Plans, Inc. (d/b/a Anthem Blue Cross and Blue Shield of Connecticut), effective November 1, 1998, incorporated by reference to Exhibit 10.10 to the Registration Statement 333-78501.

      27      Financial Data Schedule (for EDGAR filing only).

      +  Management or compensatory plan.


   b.  Reports filed on Form 8-K filed in the period covered by this report:

           The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on June 20, 2000 associated with the Company's press release, which discussed the termination of the merger agreement with Vision Twenty-One, Inc.

                                    SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be filed on its behalf by the undersigned, hereunto duly authorized.


Date:  August 14, 2000                 OPTICARE HEALTH SYSTEMS, INC.

                                       By: /s/ Steven L. Ditman
                                          ---------------------------------
                                          Steven L. Ditman
                                          Executive Vice President and Chief
                                          Financial Officer (Principal Financial
                                          and Accounting Officer and duly
                                          authorized officer)