Form 10-Q
period 2000-09-30
OPTICARE HEALTH SYSTEMS INC
filed 2000-11-14
CIK 311046

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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


                                 [X] Yes [ ] No

         The number of shares outstanding of the registrant's Common Stock, par value $.001 per share, at November 1, 2000 was 12,709,398 shares.

                               INDEX TO FORM 10-Q

                                                                        Page No.
PART I. FINANCIAL INFORMATION                                           --------

  Item 1. Financial Statements

          Condensed Consolidated Balance Sheets at September 30, 2000
            (unaudited) and December 31, 1999                              3

          Condensed Consolidated Statements of Operations for the
            three and nine months ended September 30, 2000 and
            1999 (unaudited)                                               4

          Condensed Consolidated Statements of Cash Flows for the nine
            months ended September 30, 2000 and 1999 (unaudited)           5

          Notes to Condensed Consolidated Financial Statements             6

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       10

  Item 3. Quantitative and Qualitative Disclosures about Market Risk      16


PART II.     OTHER INFORMATION

  Item 2. Changes in Securities and Use of Proceeds                       17

  Item 3. Defaults Upon Senior Securities                                 17

  Item 5. Other Information                                               17

  Item 6. Exhibits and Reports on Form 8-K                                17


SIGNATURE                                                                 19

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                                                 SEPTEMBER 30,         DECEMBER 31,
                                                                                     2000                 1999
                                                                               -----------------    -----------------
                                                                                 (Unaudited)
  ASSETS
  CURRENT ASSETS:
     Cash and cash equivalents                                                         $  1,311             $  2,921
     Accounts receivable, net                                                            13,064               10,557
     Inventories                                                                          3,313                3,029
     Deferred income taxes, current                                                       2,146                2,579
     Other current assets                                                                 1,907                2,259
                                                                               -----------------    -----------------
         TOTAL CURRENT ASSETS                                                            21,741               21,345
  Property and equipment, net                                                             9,761                9,598
  Intangible assets, net                                                                 31,504               32,443
  Deferred income taxes, non-current                                                        935                  951
  Other assets                                                                            2,664                2,403
                                                                               -----------------    -----------------
          TOTAL ASSETS                                                                 $ 66,605             $ 66,740
                                                                               =================    =================


  LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
     Accounts payable                                                                  $  6,413             $  7,619
     Accrued expenses                                                                     8,913                8,259
     Current portion of long-term debt                                                    5,301                3,459
     Deferred income tax liability                                                          334                  397
     Other current liabilities                                                              575                  920
                                                                               -----------------    -----------------
          TOTAL CURRENT LIABILITIES                                                      21,536               20,654
  Long-term debt, less current portion                                                   27,881               39,689
  Other liabilities                                                                         850                1,123
                                                                               -----------------    -----------------
         TOTAL LIABILITIES                                                               50,267               61,466
                                                                               -----------------    -----------------


  STOCKHOLDERS' EQUITY:
  Series A Convertible Preferred Stock, $.001 par value, 550,000 shares
     Authorized; 418,803 shares issued and outstanding                                        1                    1
  Common Stock, $0.001 par value; 50,000,000 shares authorized;
     12,709,398 and 8,972,128 shares outstanding at September 30, 2000 and
     December 31, 1999, respectively.                                                        13                    9
  Additional paid-in-capital                                                             59,989               47,784
  Accumulated deficit                                                                   (43,665)             (42,520)
                                                                               -----------------    -----------------
           TOTAL STOCKHOLDERS' EQUITY                                                    16,338                5,274
                                                                               -----------------    -----------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 66,605             $ 66,740
                                                                               =================    =================


            See notes to condensed consolidated financial statements

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                FOR THE THREE MONTHS                  FOR THE NINE MONTHS
                                                                 ENDED SEPTEMBER 30,                   ENDED SEPTEMBER 30,
                                                          ---------------------------------     ---------------------------------
                                                               2000               1999                2000               1999
                                                          ---------------    ---------------     ---------------    ---------------
NET REVENUES:
Laser correction and professional services                    $    2,310         $      976        $      7,082        $     1,276
Managed care services                                              8,903              6,356              26,859             16,089
Other integrated services                                         21,184             16,221              67,265             45,530
                                                          ---------------    ---------------     ---------------    ---------------
   Total net revenues                                             32,397             23,553             101,206             62,895
                                                          ---------------    ---------------     ---------------    ---------------
OPERATING EXPENSES:
   Cost of product sales                                           9,931             10,044              32,084             31,423
   Medical claims expense                                          7,482              5,177              21,896             12,904
   Salaries, wages and benefits                                    9,643              4,830              30,212             10,102
   Selling, general and administrative                             3,747              1,969              11,038              4,449
   Terminated merger costs                                            -                  -                1,810                 -
   Depreciation                                                      600                360               1,894                853
   Amortization                                                      443                120               1,258                245
   Interest                                                          732                925               2,167              2,588
                                                          ---------------    ---------------     ---------------    ---------------
        Total operating expenses                                  32,578             23,425             102,359             62,564
                                                          ---------------    ---------------     ---------------    ---------------
INCOME (LOSS) FROM CONTINUING
    OPERATIONS BEFORE INCOME  TAXES                                 (181)               128              (1,153)               331

Income tax expense (benefit)                                        (120)                51                  (8)               119
                                                          ---------------    ---------------     ---------------    ---------------
INCOME (LOSS) FROM CONTINUING
    OPERATIONS                                                       (61)                77              (1,145)               212
LOSS FROM DISPOSAL OF DISCONTINUED OPERATIONS,
NET OF TAX                                                            -                   -                  -              (2,317)
                                                          ---------------    ---------------     ---------------    ---------------

NET INCOME (LOSS)                                             $     (61)         $       77        $     (1,145)        $   (2,105)
                                                          ===============    ===============     ===============    ===============

INCOME (LOSS) PER COMMON SHARE -
  BASIC AND DILUTED:

    Income (loss) from continuing operations
       Per common share                                             0.00               0.01               (0.09)             (0.11)
                                                          ===============    ===============     ===============    ===============

    Net income (loss) per common share                              0.00               0.01               (0.09)             (0.79)
                                                          ===============    ===============     ===============    ===============

Weighted average common shares outstanding:
   Basic                                                      12,623,883          5,593,626          12,280,961          3,414,626
                                                          ===============    ===============     ===============    ===============
  Diluted                                                     12,623,883          6,260,396          12,280,961          3,414,626
                                                          ===============    ===============     ===============    ===============


      See notes to condensed consolidated financial statements

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                  FOR THE NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                              ----------------------------------
                                                                                   2000               1999
                                                                              ---------------     --------------
  OPERATING ACTIVITES:
     Net loss                                                                      $  (1,145)          $ (2,105)
     Add:  Loss from discontinued operations                                              -               2,317
                                                                              ---------------     --------------
     Income (loss) from continuing operations                                         (1,145)               212
     Adjustments to reconcile net income to net cash
          Used in operating activities:
      Depreciation                                                                     1,894                853
      Amortization                                                                     1,258                245
      Changes in operating assets and liabilities
         Accounts receivable                                                          (2,507)              (988)
         Inventories                                                                    (284)               (67)
         Other current assets                                                            785                434
         Other assets                                                                   (544)            (2,360)
         Accounts payable and accrued expenses                                          (618)             3,065
         Other current liabilities                                                      (408)              (681)
        Other liabilities                                                               (470)              (253)
     Cash used in discontinued operations                                                 -              (1,467)
                                                                             ---------------     --------------
  Net cash used in operating activities                                               (2,039)            (1,007)
                                                                              ---------------     --------------

  INVESTING ACTIVITIES:
      Purchases of equipment                                                          (1,704)              (860)
      Cash acquired in merger                                                              -                570
      Cash used for acquisitions and related expenses                                      -             (4,737)
                                                                              ---------------     --------------
  Net cash used in investing activities                                               (1,704)            (5,027)
                                                                              ---------------     --------------

  FINANCING ACTIVITIES:
      Net proceeds from issuance of common stock                                      10,122                  -
      Principal payments on long-term debt                                            (8,789)                 -
      Net increase in revolving Credit Facility                                          800                  -
      Proceeds from issuance of long-term bank debt                                        -              3,274
                                                                              ---------------     --------------
  Net cash provided by financing activities                                            2,133              3,274
                                                                              ---------------     --------------

  Decrease in cash and cash equivalents                                               (1,610)            (2,760)
  Cash and cash equivalents at beginning of period                                     2,921              5,956
                                                                              ===============     ==============
  Cash and cash equivalents at end of period                                       $   1,311           $  3,196
                                                                              ===============     ==============

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                           $   1,957           $  3,047
  Cash paid for income taxes                                                       $     272           $    110


            See notes to condensed consolidated financial statements

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)


1.  BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements of OptiCare Health Systems, Inc., a Delaware corporation, and subsidiaries (the "Company") for the three and nine months ended September 30, 2000 and 1999 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934 and are unaudited. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of December 31, 1999 was derived from the Company's audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

    Assuming the Mergers and Cohen Acquisition had occurred on January 1, 1999, pro forma net revenue, loss from continuing operations and net loss of the Company for the nine months ended September 30, 1999 would have been $97,376, $424 and $2,741, respectively. On the same pro forma basis, basic and diluted loss per common share from continuing operations for the nine months ended September 30, 1999 would have been $0.05 and basic and diluted net loss per common share for the nine months ended September 30, 1999 would have been $0.31. This pro forma information is for informational purposes only and is not necessarily indicative of the results that would have been obtained had these events actually occurred at the beginning of the period presented, nor does it intend to be a projection of future results.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)


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


4.  EARNINGS PER SHARE

    The following tables set forth the computation of basic and diluted earnings per share:

                                                            FOR THE THREE MONTHS                 FOR THE NINE MONTHS
                                                             ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                                       --------------------------------    --------------------------------
                                                            2000              1999             2000              1999
                                                       ---------------    -------------    --------------    -------------
  INCOME (LOSS) FROM CONTINUING OPERATIONS
    APPLICABLE TO COMMON STOCKHOLDERS:
      Income (loss) from continuing operations                 $ (61)           $   77          $ (1,145)        $    212
      Preferred stock dividends                                  -                   -              -                (600)
                                                       ---------------    -------------    --------------    -------------
  Income (loss) from continuing operations
    applicable to common stockholders                          $ (61)           $   77          $ (1,145)        $   (388)
                                                       ===============    =============    ==============    =============

  NET INCOME (LOSS) APPLICABLE TO COMMON
    STOCKHOLDERS:
      Net income (loss)                                        $ (61)           $   77          $ (1,145)        $ (2,105)
      Preferred stock dividend                                   -                 -                -                (600)
                                                       ---------------    -------------    --------------    -------------
  Net income (loss) available to common
    stockholders                                               $ (61)           $   77          $ (1,145)        $ (2,705)
                                                       ===============    =============    ==============    =============


  Weighted average common shares - basic                   12,623,883        5,593,626        12,280,961        3,414,626
  Effect of dilutive securities:
    Preferred stock                                          *                 204,849           *                *
    Options                                                  *                 331,364           *                *
    Warrants                                                 *                 130,557           *                *
                                                       ---------------    -------------    --------------    -------------
  Weighted average common shares-diluted                   12,623,883        6,260,396        12,280,961        3,414,626
                                                       ===============    =============    ==============    =============

  Income (loss) from continuing operations
      per common share - basic and diluted                     $ 0.00           $ 0.01           $(0.09)         $ (0.11)
                                                       ===============    =============    ==============    =============

  Net income (loss) per common share - basic
      And diluted                                              $ 0.00           $ 0.01           $(0.09)         $ (0.79)
                                                       ===============    =============    ==============    =============

* Anti-dilutive.

The weighted average common shares outstanding in 1999 have been adjusted to reflect the conversion associated with the reverse merger with Saratoga in August 1999.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)


5.  SEGMENT INFORMATION

    The Company currently manages the operations of the business through three operating segments: (1) Laser Correction and Professional Services (2) Managed Care Services and (3) Other Integrated Services. Management assesses the performance of its segments based on income before income taxes, interest expense, depreciation and amortization, and other corporate overhead. Summarized financial information, by segment, for the three and nine months ended September 30, 2000 and 1999 is as follows:


                                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                     SEPTEMBER 30,
                                                          -----------------------------    -------------------------------
                                                              2000            1999             2000              1999
                                                          -------------    ------------    -------------     -------------
REVENUES:
     Laser correction and professional services                $ 2,310         $   976        $   7,082          $  1,276
     Managed care services                                       9,567           6,526           28,842            16,259
     Other integrated services                                  24,821          19,218           75,685            50,876
                                                          -------------    ------------    -------------     -------------
        Segment totals                                          36,698          26,720          111,609            68,411
     Elimination of inter-segment revenues                      (4,301)         (3,167)         (10,403)           (5,516)
                                                          -------------    ------------    -------------     -------------
       Total net revenue                                       $32,397         $23,553        $ 101,206          $ 62,895
                                                          =============    ============    =============     =============

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAX:
     Laser correction and professional services                $   811         $   662        $   2,438          $    961
     Managed care services                                         287             403            1,697               999
     Other integrated services                                   1,214             638            4,015             2,226
                                                          -------------    ------------    -------------     -------------
        Segment totals                                           2,312           1,703            8,150             4,186
     Depreciation                                                 (600)           (360)          (1,894)             (853)
     Amortization                                                 (443)           (120)          (1,258)             (245)
     Interest expense                                             (732)           (925)          (2,167)           (2,587)
     Corporate (including terminated merger costs)                (718)           (170)          (3,984)             (170)
                                                          -------------    ------------    -------------     -------------
        Income (loss) from continuing operations
           before income taxes                                 $  (181)        $   128        $  (1,153)         $    331
                                                          =============    ============    =============     =============


6.  CONTINGENCIES

    The Company is both a plaintiff and defendant in lawsuits incidental to its current and former operations. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at September 30, 2000 cannot be ascertained. Management is of the opinion that, after taking into account the merits of defenses, insurance coverage and established reserves, the ultimate resolution of these matters will not have a material adverse effect in relation to the Company's consolidated financial statements or results of operations.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)


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


9.  SUBSEQUENT EVENTS

    On October 10, 2000 the Company obtained $2,250 of bridge financing through the issuance of a subordinated promissory note. In connection with this financing, the Company issued 2,250,000 warrants to purchase common stock at $1.00 per share.

    On November 8, 2000 the Company entered into a non-binding letter of intent for the sale of its Connecticut-based retail and integrated eye health center operations. The closing of the proposed sale is subject to certain conditions including, but not limited to, the satisfactory completion of due diligence, the buyer's receipt of financing, execution of a definitive agreement and the procurement of any required regulatory approvals.

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


RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 Compared to the Three Months Ended September 30, 1999

    Laser correction and professional services revenue. Laser correction and professional services revenue was $2.3 million for the three months ended September 30, 2000 compared to $1.0 million for the three months ended September 30, 1999, an increase of $1.3 million. This increase in revenue was primarily comprised of $0.6 million in laser vision correction and ambulatory surgery services as a result of the merger with OptiCare Eye Health Centers in August 1999, and $0.6 million in sales of software systems by Cohen Systems, Inc., which was acquired in October 1999.

    Managed care services revenue. Managed care services revenue increased to $8.9 million for the three months ended September 30, 2000 from $6.4 million for the three months ended September 30, 1999, an increase of $2.5 million. This increase is primarily due to revenue associated with managed care contracts held by OptiCare Eye Health Centers that were acquired in connection with the Mergers.

    Other integrated services revenue. Other integrated services revenue increased to $21.2 million for the three months ended September 30, 2000 from $16.2 million for the three months ended September 30, 1999, an increase of $5.0 million. This increase represents a $6.2 million increase in optometry and ophthalmology revenue, primarily as a result of the merger with OptiCare Eye Health Centers and is partially offset by a $1.2 million decrease in buying group revenue resulting primarily from a decrease in purchasing volume.

    Cost of product sales. Cost of product sales decreased to $9.9 million for the three months ended September 30, 2000 from $10.0 million for the three months ended September 30, 1999, a decrease of $0.1 million. This decrease is comprised of a $1.4 million decrease in cost of sales related to the buying group program, which is consistent with the decrease in revenue. This decrease is partially offset by an increase of approximately $1.0 million in cost of product sales of OptiCare Eye Health Centers as a result of the merger and $0.1 million in cost of product sales from Cohen Systems. The remaining increase of $0.3 million is attributed to increased costs in other optometry areas and is consistent with increased optometry revenue optometry.

    Medical claims expense. Medical claims expense increased to $7.5 million for the three months ended September 30, 2000 from $5.2 million for the three months ended September 30, 1999, an increase of $2.3 million. This increase primarily represents medical claims expense associated with managed care contracts acquired in connection with the merger with OptiCare Eye Health Centers as well as an overall increase in claims.

    Salaries wages and benefits. Salaries, wages and benefits increased to $9.6 million for the three months ended September 30, 2000 from $4.8 million for the three months ended September 30, 1999, an increase of $4.8 million. Of this increase, approximately $2.7 million represents compensation expenses of OptiCare Eye Health Centers as a result of the merger and $0.3 million represents compensation expenses of Cohen Systems for the three months ended September 2000. The remaining increase primarily represents increased employee costs associated with an increase in operations and corporate staff, which were added to support the company's combined business.

    Selling, general and administrative expenses. Selling, general and administrative expenses increased to $3.7 million for the three months ended September 30, 2000 from $2.0 million for the three months ended September 30, 1999, an increase of $1.7 million. Of this increase, approximately $1.1 million represents general and administrative expenses of OptiCare Eye Health Centers as a result of the merger. The remaining increase is attributed to increased costs associated with the Company's overall growth.

    Income (loss) from continuing operations before income taxes. The Company reported a loss from continuing operations before income taxes of $0.2 million for the three months ended September 30, 2000 compared to income from continuing operations before income taxes of $0.1 million for the three months ended September 30, 1999, a decrease of $ 0.3 million. This decrease represents increased revenue, primarily attributed to the mergers in 1999, which was slightly more than offset by increases in operating expenses as described above.

    Income tax expense (benefit). The company reported a $0.1 million income tax benefit for the three months ended September 30, 2000 compared to a $0.1 million income tax expense for the three months ended September 30, 1999. The income tax benefit for the three months ended September 30, 2000 represents a tax benefit on the loss from continuing operations for the quarter as well as a year-to-date adjustment to the Company's book tax.


Nine Months Ended September 30, 2000 Compared to the Nine Months Ended September 30, 1999

    Laser correction and professional services revenue. Laser correction and professional services revenue was $7.1 million for the nine months ended September 30, 2000 compared to $1.3 million for the nine months ended September 30, 1999, an increase of $5.8 million. This increase is comprised of approximately $2.9 million in laser vision correction and ambulatory surgery services resulting from the merger with OptiCare Eye Health Centers in August 1999 and $1.7 million in sales of software systems by Cohen Systems, Inc., which was acquired in October 1999. The remaining increase of $1.2 million represents an increase in other sales and services, primarily due to an increase in Health Service Organization agreements.

    Managed care services revenue. Managed care services revenue increased to $26.9 million for the nine months ended September 30, 2000 from $16.1 million for the nine months ended September 30, 1999, an increase of $10.8 million.. This increase is primarily associated with managed care contracts held by OptiCare Eye Health Centers, which were acquired in connection with the merger, as well as new managed eye care contracts and growth in existing member lives.

    Other integrated services revenue. Other integrated services revenue increased to $67.3 million for the nine months ended September 30, 2000 from $45.5 million for the nine months ended September 30, 1999, an increase of $21.7 million. This increase is comprised of a $25.8 million increase in optometry and ophthalmology revenue, resulting primarily from the merger with OptiCare Eye Health Centers. This increase is offset by a $4.1 million decrease in buying group revenue resulting primarily from a decrease in purchasing volume.

    Cost of product sales. Cost of product sales increased to $32.1 million for the nine months ended September 30, 2000 from $31.4 million for the nine months ended September 30, 1999, an increase of $0.7 million. This increase is comprised of approximately $3.9 million of cost of product sales associated with the merger with OptiCare Eye Health Centers and $0.3 million of cost of product sales of Cohen Systems for the nine months ended September 30, 2000. These increases were partially offset by a $4.3 million decrease in costs of product sales associated with the buying group program, which is consistent with the decrease in revenue. The remaining increase of $0.1 million represents increased costs associated with the growth of other sales and services of the company.

    Medical claims expense. Medical claims expense increased to $21.9 million for the nine months ended September 30, 2000 from $12.9 million for the nine months ended September 30, 1999, an increase of $9.0 million. This increase is due to medical claims expenses on managed care contracts of OptiCare Eye Health Centers, which were acquired in connection with the merger, and claims associated with new managed care contracts.

    Salaries wages and benefits. Salaries, wages and benefits increased to $30.2 million for the nine months ended September 30, 2000 from $10.1 million for the nine months ended September 30, 1999, an increase of $20.1 million. Of this increase, $13.7 million represents compensation expenses resulting from the merger with OptiCare Eye Health Centers and $0.7 million represents compensation expense of Cohen Systems for the nine months ended September 30, 2000. The remaining increase primarily represents increased employee costs associated with an increase in corporate and operations staff added to support the company's combined business and servicing increased managed care contracts.

    Selling, general and administrative expenses. Selling, general and administrative expenses increased to $11.0 million for the nine months ended September 30, 2000 from $4.4 million for the nine months ended September 30, 1999, an increase of $6.6 million. Of this increase, $4.9 million represents general and administrative expenses of OptiCare Eye Health Centers and $0.3 million represents general and administrative expenses of Cohen Systems, as a result of the mergers in 1999. In addition, $0.3 million represents increased general and administrative costs of managed care operations primarily incurred to support the Company's growth in its managed care business. The remaining $1.1 million represents an increase in costs associated with the Company's overall growth.

    Terminated merger costs. Terminated merger costs of $1.8 million represent non-recurring costs associated with the merger with Vision Twenty-One, which was terminated in June 2000. These costs consist primarily of professional fees and related transaction expenses.

    Depreciation. Depreciation increased to $1.9 million for the nine months ended September 30, 2000 from $0.9 million for the nine months ended September 30, 1999, an increase of approximately $1.0 million. This increase is primarily associated with the merger with OptiCare Eye Health Centers.

    Amortization. Amortization increased to $1.3 million for the nine months ended September 30, 2000 from $0.2 million for the nine months ended September 30, 1999, an increase of approximately $1.1 million. This increase is the result of the Mergers and related goodwill amortization.

    Interest expense. Interest expense decreased to $2.2 million for the nine months ended September 30, 2000 from $2.6 million for the nine months ended September 30, 1999 a decrease of approximately $0.4 million. Interest expense primarily relates to the Company's bank indebtedness and notes payable to sellers in connection with acquisition activities. The decrease in interest expense is primarily due to a reduction in the Company's outstanding bank debt and reduced interest rate associated with the Mergers in August 1999 and the paydown of debt using the proceeds received from the registered offering in January 2000 and scheduled principal payments made during the year.

    Income (loss) from continuing operations before income taxes. The Company reported a loss from continuing operations before income taxes of $1.2 million for the nine months ended September 30, 2000 compared to income from continuing operations before income taxes of $0.3 million for the nine months ended September 30, 1999, a decrease of $1.5 million. This decrease was primarily the result of a $1.8 million charge representing merger costs related to the proposed merger with Vision Twenty-One, which was terminated in June 2000. The Company's income from continuing operations before income taxes without taking into effect the costs associated with the terminated merger would have been $0.7 million.

    Income tax expense. The income tax benefit for the nine months ended September 30, 2000 was the result of income tax expense from continuing operations offset by tax benefits related to the terminated merger costs.

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


LIQUIDITY AND CAPITAL RESOURCES

    In August 1999, in connection with the mergers, the Company entered into a loan agreement (the "Credit Facility") with Bank Austria Creditanstalt Corporate Finance, Inc., as agent for the lenders ("Bank Austria"). Borrowings from the Credit Facility were used to pay certain indebtedness of PrimeVision Health and OptiCare Eye Health Centers and to fund the Company's business operations. The Credit Facility is comprised of a term loan and up to a $12.7 million revolving credit facility and is secured by a security interest in substantially all of the assets of the Company. The Company is required to maintain certain financial ratios, which are calculated on a quarterly and annual basis, as part of the financial covenants set forth in the Credit Facility. After giving effect to the amendment discussed below, the Credit Facility terminates on June 1, 2003 and all amounts outstanding thereunder are due and payable. As of September 30, 2000, the Company had $17.8 million of borrowings outstanding under the term loan and $12.3 million of advances outstanding under the revolving credit facility.

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

    Effective June 30, 2000, the Company's Credit Facility was amended (the "First Amendment"). The First Amendment provided, among other things, that (i) the terminated merger costs associated with the Vision Twenty-One merger were excluded from the calculation of the financial covenants and the Company's borrowing availability; (ii) the interest rate was increased by one-half of one percent (1/2 of 1%) to the amount set forth above; (iii) the term was reduced by one year with the termination date changing from June 1, 2004 to June 1, 2003; and (iv) the Company agreed to raise, or enter into binding commitments to raise, no less than $5,000,000 by January 1, 2001 through the issuance of equity or subordinated indebtedness or other means reasonably approved by Bank Austria. In accordance with the terms of the Credit Facility, 50% of any capital raised through the issuance of equity or subordinated indebtedness would be used to reduce indebtedness under the Credit Facility. The remainder would be used for capital expenditures and to meet working capital requirements. In the event other means were used to raise such capital, the Company could be required to use up to all of such funds to reduce indebtedness under the Credit Facility.

    On October 10, 2000 the Company obtained $2.3 million through a bridge financing arrangement (the "Bridge Loan") with Alexander Enterprise Holdings Corp. ("Alexander Enterprises") and entered into a second amendment to the Credit Facility (the "Second Amendment"). Of the $2.3 million of proceeds from the Bridge Loan, $1.2 million was paid to Bank Austria pursuant to the Second Amendment and the remaining $1.1 million was and will be used for general working capital purposes.

     The Bridge Loan is evidenced by a secured promissory note (the "Secured Promissory Note") issued to Alexander Enterprises and is secured through a security agreement (the "Security Agreement"). Pursuant to the terms of the Security Agreement, the Company granted Alexander Enterprises a security interest in substantially all of the assets of the Company. The Secured Promissory Note accrues interest at the Eurodollar rate, generally equal to LIBOR, plus two and one-quarter percent (2 1/4%) and matures on June 1, 2003. In connection with the Bridge Loan, the Company also issued 2.3 million warrants to a designee of Alexander Enterprises to purchase common stock at $1.00 per share.

    The Second Amendment provides, among other things, that in connection with the Bridge Loan from Alexander Enterprises, the Company pay $1.2 million to Bank Austria as repayment of principal and interest. Of the $1.2 million paid to Bank Austria, $0.3 million was applied to past due interest, $0.4 million was used to repay principal and $0.5 million was applied as a prepayment of interest.

    Net cash used in operating activities of $2.0 million for the nine months ended September 30, 2000 included a $1.1 million loss from continuing operations, a $2.5 million increase in accounts receivable driven by higher revenue and a $1.5 million decrease in accounts payable, accrued expenses, and other liabilities. These and other changes in working capital were partially offset by $3.2 million of non-cash charges for depreciation and amortization.

    Net cash used in operating activities of $1.0 million for the nine months ended September 30, 1999 included $1.5 million of cash used in discontinued operations partially offset by a non-cash charge of $1.1 million for depreciation and amortization.

    The company used $1.7 million of cash in investing activities during the nine months ended September 30, 2000, compared to $5.0 million during the nine months ended September 30, 1999. The company invested $1.7 million in property and equipment during the nine months ended September 30, 2000 compared to $0.9 million for the nine months ended September 30, 1999. Fixed asset purchases in 2000 were comprised of improvements to existing facilities, the purchase of equipment and the upgrade of certain information systems, which were incurred primarily to support the integration and growth of the Company subsequent to the Mergers. Investing activities in 1999 also included $4.7 million for merger related transactions.

    Net cash provided by financing activities was $2.1 million for the nine months ended September 30, 2000 compared to cash provided by financing activities of $3.3 million for the nine months ended September 30, 1999. The primary sources of cash from financing activities for the nine months ended September 30, 2000 was $10.0 million of net proceeds from the sale of 3,571,429 registered shares of common stock in January 2000 and $0.8 million in advances under the revolving Credit Facility. Cash used in financing activities for the nine months ended September 30, 2000 was $8.8 million of principal payments on long-term debt. Cash provided by financing activities for the nine months ended September 30, 1999 of $3.3 million consisted of borrowings under the Company's revolving Credit Facility.

    As of September 30, 2000, under an agreement with the Texas Department of Insurance, the Company is required to maintain a restricted investment of $500,000. In addition, the Company is not allowed to declare or pay dividends or otherwise transfer any funds from its limited purpose health maintenance organization in Texas without prior approval from the Department of Insurance. The Company does not believe the requirements of the Texas Department of Insurance will have a material impact on the Company's liquidity. In July 2000, a dividend of $500,000 was approved by the Texas Department of Insurance and paid to the parent of the Texas limited purpose health maintenance organization.

    The Company's principal sources of liquidity are from cash flows generated from operations and from borrowing under the Company's Credit Facility and from third party financing. The Company's principal uses of liquidity are to provide working capital, meet debt service requirements and finance the Company's growth. As of September 30, 2000, the Company had cash and cash equivalents of approximately $1.3 million and no additional borrowing capacity available under its revolving credit facility after a $0.4 million letter of credit obligation. The Company intends to raise additional capital through the issuance of equity or subordinated indebtedness in public or private transactions, or through other means, in order to repay indebtedness under and remain in compliance with its Credit Facility, consistent with the First Amendment discussed above, and for capital expenditures and to meet working capital requirements for the next twelve months. While the Company believes it will be successful in its capital raising efforts, there can be no assurances that the Company will be successful in raising such additional capital, that such capital will be available on a timely basis or available on commercially reasonable terms or without causing substantial dilution to stockholders. The failure by the Company to raise such capital may have a material adverse impact on the business and operations of the Company.


RECENT ACCOUNTING CHANGES

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that an entity recognize all derivatives as either assets or liabilities in the Statement of Financial Position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and its resulting designation. The Company is in the process of evaluating the effect this new standard will have on the Company's financial statements. The Company is required to adopt FAS 133, as amended by FAS 138 beginning January 1, 2001.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements", which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101, as amended by SAB 101A and SAB 101B, is effective for the Company's fourth quarter of 2000. It requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion 20, "Accounting Changes." The Company does not expect that SAB 101, as amended, will have a material effect on its financial position or results of operations.

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

    Management believes that inflation has not had a material effect on the Company's revenues for the three and nine-month periods ended September 30, 2000 and 1999.


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


ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is subject to market risk from exposure to changes in interest rates based on financing activities under the Company's Credit Facility. The nature and amount of the Company's indebtedness may vary as a result of future business requirements, market conditions and other factors. The extent of the company's interest rate risk is not quantifiable or predictable due to the variability of future interest rates and financing needs. The Company does not expect changes in interest rates to have a material effect on income or cash flows in the year 2000, although there can be no assurances that interest rates will not significantly change. The Company did not use derivative instruments to adjust the Company's interest rate risk profile during the nine months ended September 30, 2000.

PART II.   OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

    On October 10, 2000, in connection with a $2.3 million Bridge Loan from Alexander Enterprise Holdings Corp. ("Alexander Enterprise"), we issued warrants to a designee of Alexander to purchase 2.3 million shares of our common stock at $1.00 per share for an aggregate purchase price of $2.3 million. These warrants were issued in a private placement and are exempt from the registration requirements of the Securities Act pursuant to Section 4 (2). For further discussion of the Bridge Loan see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

     In August 2000, pursuant to a Share Adjustment Agreement, we issued an aggregate of 31,133 shares of our common stock to two physicians formerly affiliated with the Company. In addition, pursuant to a Settlement Agreement and Mutual General Release, we issued an aggregate of 31,167 shares of our common stock to two physicians formerly affiliated with the Company in exchange for, among other things, a $0.2 million reduction of convertible subordinated promissory notes issued by PrimeVision Health, Inc. The issuance of these shares are exempt from the registration requirements of the Securities Act pursuant to
Section 4(2).


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

     In October 2000, in connection with the $2.3 million of proceeds from our Bridge Loan and pursuant to the Second Amendment to our Loan Agreement, we paid $1.2 million to Bank Austria. Of the $1.2 million paid to Bank Austria, $0.3 million was used to cure a default on interest due during the quarter ended September 30, 2000, $0.4 million was used to repay principal and $0.5 million was used as a prepayment of interest. Upon payment, together with the execution of the Second Amendment, we were and remain in full compliance with our Loan Agreement, as amended. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".


ITEM 5.    OTHER INFORMATION

     On November 8, 2000 the Company entered into a non-binding letter of intent for the sale of its Connecticut-based retail and integrated eye health center operations. The closing of the proposed sale is subject to certain conditions including, but not limited to, the satisfactory completion of due diligence, the buyer's receipt of financing, execution of a definitive agreement and the procurement of any required regulatory approvals. There can be no assurance that the proposed transaction will be completed.


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

         10.9 First Amendment to Amended and Restated Loan and Security Agreement, dated as of June 30, 2000 by and among the Lenders and the Agent, incorporated by reference to

                     Exhibit 10.9 to the Registrant's Form 10-Q filed on August 14, 2000.

         10.10 Engagement letter dated as of September 18, 2000 between Marlin Management, LLC and OptiCare Health Systems, Inc. *

         10.11 Second Amendment to Amended and Restated Loan and Security Agreement, dated as of October 10, 2000 by and among the Lenders and the Agent. *

         10.12 Secured Promissory Note dated as of October 10, 2000 among OptiCare Eye Health Centers, Inc., Primevision Health, Inc., OptiCare Eye Health Network, Inc., as makers, and Alexander Enterprise Holdings Corp., as payee. *

         10.13 Security Agreement dated as of October 10, 2000 among the Registrant, OptiCare Eye Health Centers, PrimeVision Health, Inc., Consolidated Eye Care, Inc. and each of the other subsidiaries and affiliates of the Registrant listed on the signature pages thereto, in favor of Alexander Enterprise Holdings Corp. *

         10.14 Warrant Agreement dated as of October 10, 2000 by and between OptiCare Health Systems, Inc. and Medici Investment Corp. *

         27          Financial Data Schedule (for EDGAR filing only).  *



            *   Filed herewith.


      b. Reports filed on Form 8-K filed in the period covered by this report:

                None.



                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be filed on its behalf by the undersigned, hereunto duly authorized.


Date:   November 14, 2000           OPTICARE HEALTH SYSTEMS, INC.



                                    By: /s/ Steven L. Ditman
                                        ----------------------------------------
                                        Steven L. Ditman
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer and duly authorized officer)