Form 10-K
period 2000-12-31
OPTICARE HEALTH SYSTEMS INC
filed 2001-11-29
CIK 311046

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------
                                    FORM 10-K
                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE YEAR ENDED DECEMBER 31, 2000
                                       OR

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
                                 (203) 596-2236

Securities registered pursuant to Section 12(b) of the Act:

       Title of Each Class                                     Name of Each Exchange on Which Registered
       -------------------                                     -----------------------------------------
  Common Stock, $.001 par value                                         American Stock Exchange

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

                                 [ ]Yes      [x]No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 20, 2001 was $3,331,924. Trading in the registrant's Common Stock was halted on April 20, 2001. The last reported sale price was $0.26 per share.

     The number of shares outstanding of the registrant's Common Stock, par value $.001 per share, as of November 1, 2001 was 12,815,092 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE.

                          OPTICARE HEALTH SYSTEMS, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS


                                     PART I

ITEM 1.   BUSINESS.......................................................3
ITEM 2.   PROPERTIES....................................................17
ITEM 3.   LEGAL PROCEEDINGS.............................................17
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........18


                                     PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.........................................20
ITEM 6.   SELECTED FINANCIAL DATA.......................................23
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.........................24
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK........................................................33
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................33
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE.........................33


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY...............34
ITEM 11.  EXECUTIVE COMPENSATION........................................37
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT.................................................45
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................47


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT
             SCHEDULES, AND REPORTS ON FORM 8-K  .......................55


SIGNATURES..............................................................61

                                     PART I

ITEM 1.   BUSINESS

GENERAL

    OptiCare Health Systems, Inc. is an integrated eye care services company focused on providing managed care and professional eye care services. We provide managed eye care services to health plans in eight states, and we own and operate integrated eye health centers, including laser and ambulatory surgery facilities and retail optical stores, in Connecticut and North Carolina. We generate fee income by providing support services, such as wholesale buying services, to eye care professionals around the country. We also develop and sell integrated practice management systems, including Internet-based software solutions, to eye care professionals.

RECENT DEVELOPMENTS

Proposed New Capital Structure for OptiCare

     In November 2001, certain letters of intent were entered into concerning a major capital restructuring of the company. If certain conditions are met and the transactions contemplated by these letters of intent are consummated, these transactions as presently proposed are expected (as of November 2001) to lower the company's long-term debt by approximately $9.9 million, increase its equity by approximately $9.0 million and reduce its next-12-months' debt service by approximately $3.7 million.

     One of the company's major shareholders, Palisade Concentrated Equity Partnership, L.P. ("Palisade") reached preliminary agreement with the company's senior lender, Bank Austria Creditanstalt Corporate Finance, Inc. ("Bank Austria"), concerning new terms for refinancing all of the company's borrowings and other direct and indirect obligations to Bank Austria. Those terms, if accepted by Bank Austria and implemented as proposed, would provide that, in exchange for payments to the bank by the company of approximately $23.4 million (payable partly in cash at the closing and partly by issuance of a two-year promissory note of the company), Bank Austria:

     o Would cancel the company's existing principal and interest obligations, which total approximately $31.6 million (approximately $29.7 million in principal and $1.9 million in interest);

     o Would eliminate the company's contingent exposure to Bank Austria, which, as of November 1, 2001, totaled approximately $2.7 million;

     o Would relinquish to the company (which would retire) all of Bank Austria's stock, warrants and other ownership interests in the company.

     As part of Palisade's proposal, if the proposed transactions are consummated, Palisade would also, subject to a number of conditions, provide funds with which the company could satisfy bridge loans of $2.3 million, plus interest, owed to Alexander Enterprise Holdings, Inc.

     In this capital restructuring, if the proposed transactions are consummated, Palisade would invest in the company a total of $3.5 million of cash and provide letter of credit backing for obligations of the company totaling $16.7 million. A portion of the letter of credit backing would support new, secured credit facilities to be provided by CapitalSource Finance, LLC, which is an asset-based lender specializing in the health care industry. Palisade may also consider providing letter of credit backing for an as-yet-undetermined amount of undertakings by the company which would be required to support the company's growth.

     After carefully considering its alternatives the company has concluded that, without the very substantial cash investment and credit support being offered by Palisade, or without a comparable amount of cash and credit support from another source, the company would not be able to obtain the substantial--and necessary--reduction, described above, of the company's debt to Bank Austria, nor would the company be able to obtain the other financing involved in this proposed transaction. If the company is unable to refinance its debt to Bank Austria, which is now due and payable in full, with the arrangements proposed by Palisade (or a comparable proposal from another source not presently known or available to the company), Bank Austria would have the right to commence foreclosure proceedings on substantially all the company's assets.

     In exchange for the investment and credit support Palisade has proposed, Palisade would acquire 2.5 million shares of the company's newly authorized Series B 12.5% Voting Convertible Redeemable Participating Preferred Stock (convertible into common stock on an one-for-ten basis) and warrants to purchase approximately 16.7 million additional shares of the company's common stock. Palisade would also convert an existing bridge loan to the company into preferred stock. This would raise Palisade's effective ownership of voting stock of the company from the present 18.5% to approximately 75% (on a fully diluted basis). (See "New Capital Structure.")

     There can be no assurance that these proposals will be carried out on the terms presently proposed, or on other terms comparably favorable to the company, or at all on any terms, or that, if the proposals are implemented, the company will be able to recover its financial strength and become profitable.

Changes in the Board of Directors

     On January 3, 2001, Martin Franklin and Ian Ashken resigned from the Board of Directors. Allan Barker, resigned from the Board of Directors on January 9, 2001, as did William Goss on January 25, 2001 and Norman S. Drubner on February 23, 2001. Carl Schramm and Steven Ditman resigned from the Board of Directors effective June 1, 2001 and June 15, 2001, respectively.

     Effective November 1, 2001, Raymond W. Brennan, Alan J. Glazer, Norman S. Drubner, and Frederick A. Rice were appointed by the sole Director then serving, Dean J. Yimoyines, M.D., President of the Company, to fill vacancies on the company's Board of Directors. (See Item 10, Directors and Executive Officers of the Company.)

William Blaskiewicz Named Chief Financial Officer

    On September 1, 2001, William A. Blaskiewicz was named Chief Financial Officer, replacing Steven Ditman, who resigned on August 24, 2001 to pursue another opportunity. A certified public accountant since 1987, Mr. Blaskiewicz joined OptiCare in 1998 after four years as director of a billion-dollar budget at a large insurance company. Since then, as our Chief Accounting Officer, he worked very closely with Mr. Ditman in overseeing all aspects of our financial and cash management operations. For information about Mr. Blaskiewicz's business and professional background, see "Item 10, Directors and Executive Officers of the Company."

Proposed Sale of Connecticut Operations Cancelled

    On May 21, 2001, we announced a decision to terminate an agreement relating to a proposed sale of our Connecticut-based medical, surgical and retail operations. That proposed sale, which was announced in November 2000, was to have been made to an investor group which included ophthalmologists employed through our Connecticut operations.

    Also on May 21, 2001, we announced that the Connecticut operations would be managed by Gordon Bishop as President, and Nancy Noll as Vice President. Mr. Bishop is an industry veteran with broad experience who has been an employee of the company since 1999; Ms. Noll has held positions of increasing responsibility with OptiCare over a 23-year career.

OptiCare Stock Trading Suspended by American Stock Exchange

    On April 20, 2001, the American Stock Exchange suspended trading of the company's common stock, and the stock has not traded since that date. Due to a number of factors, including late filing of this and other SEC-required reports and the company's non-compliance with the continued listing requirements of the exchange, there is a possibility that de-listing proceedings with respect to our stock may be commenced by the stock exchange. If a de-listing proceeding is commenced, the company expects to immediately file an appeal. There can be no assurance that any appeal would be successful.

    If the proposed new capital structure were in place, and the company becomes current in its SEC filings, the company believes it would be eligible, subject to review by the exchange, for the resumption of the trading of its common stock on the American Stock Exchange. However, there can be no assurance that trading will resume, or, if trading is resumed, the prices at which the stock will be traded.

    The last reported sale price of our common stock, on April 20, 2001, was $0.26 per share.

    For further information concerning the company's listing with the American Stock Exchange, see "Part II. Item 5. Market for the Company's Common Equity and Related Stockholder Matters."

Pre-Workout Agreement Signed with Bank Austria

    On February 26, 2001, we entered into a Pre-Workout Agreement with Bank Austria Creditanstalt Corporate Finance, Inc. Bank Austria provides a term loan and revolving credit facility, which totaled at December 31, 2000, $29.7 million. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.") The Pre-Workout Agreement established certain understandings between the bank and ourselves including the fact that we were in default under the loan documents, which govern the term loan and revolving credit facility. Such defaults included our failure to pay principal and interest when due and our failure to observe or perform certain affirmative covenants and other covenants.

    On March 23, 2001, Bank Austria formally notified us of the occurrence of events of default under the aforementioned credit facility. The bank forbid the company from making any payments on account of debt junior to that of the bank, including under certain Seller Notes representing long-term obligations of the company to certain medical practices.

    Pursuant to an understanding reached with the bank shortly after receiving such notice, we engaged Morris-Anderson & Associates, Ltd., a management consulting firm, to assist us in restructuring our long-term debt. Although in its March 23 notice the bank had formally reserved its rights under the terms of the credit facility, the aforementioned understanding was that, during a period of unspecified duration, the events of default referred to in that notice would, on an operating basis, be considered waived while we worked with Morris-Anderson to restructure our debt. We continued, however, to be prohibited from paying any junior debt, including Seller Notes.

    On September 25, 2001, Bank Austria gave the company formal notice of: (i) the occurrence of certain additional defaults under the credit facility loan documents; (ii) the immediate termination of the commitments under the loan documents; and (iii) the requirement that all amounts outstanding under the credit facility were to be immediately due and payable. The company continues to negotiate in good faith with Bank Austria and with other parties in an effort to replace the Bank Austria credit facility with another financing arrangement which would provide adequate capital support, at a manageable cost, to the company. It believes that the proposed transactions involving Bank Austria, Palisade Concentrated Equity Partnership, L.P. and CapitalSource Finance, LLC, described below in "Item 1. Business - New Capital Structure," comprise such an arrangement.

Alexander Enterprise Bridge Loan

    On October 10, 2000 the company obtained $2.25 million through a bridge financing arrangement with Alexander Enterprise Holdings Corp. and entered into a second amendment to the Bank Austria credit facility. Of the $2.25 million of proceeds from the bridge loan, $1.2 million was paid to Bank Austria as required by the amended credit facility, and the remaining $1.1 million was used for general working capital purposes. Of the $1.2 million paid to Bank Austria, $0.3 million was applied to past due interest, $0.4 million was used to repay principal and $0.5 million was applied as a prepayment of interest. On January 5, 2001, the company borrowed an additional $0.5 million under the Alexander Enterprise bridge loan. Funds for this addition to the bridge loan were provided by Palisade ($400,000), Dean J. Yimoyines, M.D., president and chief executive officer of the company ($50,000), and Alexander Enterprise ($50,000). The lenders under this bridge loan also received warrants to purchase the company's common stock. See "Item 1. New Capital Structure - Background" and "Item 13. Certain Relationships and Related Transactions - Participations in the Alexander Bridge Loans."

Termination of Agreement to Acquire Vision Twenty-One

    Effective June 29, 2000, the company terminated a merger agreement with Vision Twenty-One dated February 10, 2000. The transaction was subject to certain closing conditions, which were not met, resulting in the termination. In June 2000, we recorded a charge of $1.8 million of merger-related costs, primarily professional fees, associated with the proposed merger.

Sale of Registered Shares

    During January 2000, we sold in the aggregate 3,571,429 registered shares of common stock at a price of $3.50 per share. We received proceeds from the offering of approximately $12.5 million, including the cancellation of a $2 million note previously issued by us. See "Certain Relationships and Related Transactions - Arrangements with Marlin Capital, LLP." The proceeds have been used to pay down indebtedness, to expand our laser correction and professional services division, and for general corporate purposes.

THE EYE CARE INDUSTRY

 Overview

    The eye care market includes both eye care services and optical products. In the eye care services market, eye health professionals, including ophthalmologists and optometrists, provide diagnostic eye examinations and treatment interventions to address complex eye and vision conditions. The most common conditions addressed by eye care professionals are nearsightedness, farsightedness and astigmatism. These eye and vision conditions have historically been treated with pharmaceuticals, prescription glasses, contact lenses or some combination of these treatments. With the introduction of LASIK in 1996, eye care professionals are using laser correction as an additional treatment alternative for these three conditions. The optical products portion of the eye care market consists of the manufacture, distribution and sale of optical goods, including corrective lenses, eyeglasses, frames, contact lenses and other related optical products.

    In the U.S., eye care services have traditionally been delivered by ophthalmologists and optometrists. Ophthalmologists are specifically trained physicians who have completed four years of medical school, obtained a medical degree and have received specialty training in ophthalmology. Ophthalmologists are licensed to conduct diagnostic examinations and to perform ophthalmic surgery. Optometrists complete four years of optometry school and are generally licensed to perform routine eye exams and prescribe corrective optical devices (principally eyeglasses and contact lenses). Optometrists do not perform surgery, but often provide pre- and post-operative care. There are approximately 31,000 practicing optometrists and 20,000 practicing ophthalmologists in the U.S.

    The U.S. market for eye care services and products is very large and growing. Approximately 60% of the U.S. population--165 million people--require some form of vision correction; and over 100 million--or some 60% of those consumers--purchase eye wear each year.

    Annual market growth rates of 5% are expected to continue for the next several years. As the median age of the population increases, the number of Americans requiring vision correction will inevitably grow. Further, the rise of third party plan providers continues to fuel growth in the industry. Since 1989, the coverage rate in the eye care population has grown from 40% to 54%.

    Spending in 2001 for health care services related to eye care is estimated to be over $29 billion, and spending on retail optical products is projected at $18 billion. The company does substantial business in both parts of this $47 billion market.

 Managed Care

    According to InterStudy, a health care research firm, total 2000 U.S. enrollment in health maintenance organizations, the most common type of managed care plan, was 80.9 million. This represents a 23% increase in membership versus 1997. An additional 84.5 million Americans were enrolled in preferred provider organizations in 2000. Almost all managed care plans cover medical/surgical treatment of eye disorders and many also provide vision care benefits, including routine eye exams or optical products.

    We believe that enrollment in managed care plans, which provide coverage of eye care services, will continue to grow. We believe this trend will be supported by managed care plans offering enhanced vision and eye care benefits in order to more aggressively compete for potential membership. We believe several factors would be responsible for this:

     o Demographics, specifically the aging baby boom segment of the population;

     o Increasing acceptance of the managed care model for provision of health services; and

     o Increasing market acceptance of the proposition that management of insurance claims processing services for as specialized a medical sector as eye care services and products is best provided by companies that focus on that sector.

As a result, we believe this market segment has significant growth potential, and we believe we are positioning ourselves to capitalize on that, although favorable results cannot be assured.

 Eye Care Products and Services

    Although vision correction techniques and technologies are growing dramatically, the demand for basic optical goods, including corrective lenses, eyeglass frames and other optical products, and eye health surgery, remains substantial. Of the $47 billion eye care market, consumers spend approximately $18 billion on retail optical products. Approximately 83%, or $14..9 billion, is spent on lenses and frames, while approximately 12%, or $2.2 billion, is spent on contact lenses.

    We also expect the demand for eye surgery to show steady growth. Common eye disorders include glaucoma, macular degeneration, diabetic retinopathy and cataracts. We believe that the aging of the population, including the "baby boom" generation, will increase the demand for medical and surgical treatment of these disorders. Glaucoma affects approximately 3 million people in the U.S. and is projected by industry sources to double by 2030. Cataract surgery, the most widely performed eye care surgical procedure in the U.S., is typically done on an outpatient basis using local anesthesia, and the procedure time is typically less than 30 minutes. In 2000, an estimated 2.7 million cataract procedures were performed in the U.S. Since the preponderance of these other eye disorders affect patients over the age of 65, the Medicare program is the primary payer for treatment of these disorders, including surgery.

DESCRIPTION OF BUSINESS DIVISIONS

    OptiCare's business operations are managed through three divisions which, together, cover every sector of the eye care industry:

     o Managed Care Services. We contract with managed care plans to manage the eye health portion of those plans.

     o Professional Services. We operate ambulatory surgical and laser correction centers and provide marketing, systems, software and other services to eye care professionals.

     o Other Integrated Services. We own and operate fully integrated eye health centers, retail optical stores and a buying group program.


Managed Care Services Division

    We have significant expertise in providing managed care services for insurance companies, HMOs and other third-party payers and have leveraged our leadership position in key markets to build a strong provider base of eye care professionals. We believe that we are well positioned to compete for all types of eye care contracts because of our managed care expertise, sophisticated information systems and operating history.

    As of November 1, 2001, we administered eye care benefits for over 5 million lives, delivered through networks of eye care professionals nationwide. The types of products administered include: capitated, fee for service, discount, and medical management plan arrangements. Types of benefits administered include routine wellness eye examinations, optical hardware, and medical/surgical eye care.

    Under each managed care contract, we credential eye care professionals who provide the eye care services specified under the contract to the third-party payer's members. We also perform other services, including quality assurance and utilization review, member services, provider relations, and claim data analysis. Most contracts have a term of three years and contain an automatic renewal provision for additional one-year periods and grant either party the right to terminate the contract upon 90-180 days' notice.

    Upon obtaining a managed care contract, we typically develop a network of eye care professionals to provide the eye care services required under the contract. Generally, we attempt to contract first with eye care professionals with whom we have a business relationship. Additionally, we seek to enter into contracts with independent eye care professionals as well as to work in conjunction with our health plan partners to build networks that meet set access standards. We undertake a thorough credential review process on each prospective eye care professional, which includes obtaining a copy of the state license and Drug Enforcement Agency number, verifying hospital privileges, liability insurance and board certification, and reviewing work history for each provider. Eye care professionals who are on our panels are recredentialed every two years. All credentialed eye care professionals must meet the guidelines of the National Committee for Quality Assurance (NCQA), a leading quality assurance authority. OptiCare has received full accreditation and was re-awarded accreditation as a Credentialing Verification Organization by NCQA.


    We believe that our managed care services provide significant value to third-party payers by delivering high quality, cost-effective managed eye care to plan members and comprehensive administrative services to the third-party payer. Some of the services provided include:


     Plan Member Relations. Service representative staff are available to answer questions on members' benefits and the status of claims and to resolve any complaints about the service rendered.


     Simplified Pre-Authorization Process. Network eye care professionals, with the assistance of our staff, may obtain required authorizations for the plan members prior to performing an eye care procedure. We believe that this approach simplifies the process for the plan members and thereby increases such members' overall satisfaction with their eye care benefits. During 2000, we reduced the number of procedures requiring pre-authorization from over 250 to approximately
40. In 2001, we further reduced pre-authorization requirements to procedures associated with two diseases. This increases our risk of adverse claims experience, and there can be no assurance that adverse claims experience will not develop. To enhance our claim payment administration, we utilize proprietary systems which allow us to strictly follow CMS (formerly HCFA) rules for payment of eye care claims. In addition, the company offers internet accessibility for eye-care-specific clinical criteria for contract providers, allowing for improvements in education and training. The company also has Internet capabilities for claim submission, claim tracking, provider locator, and eligibility and benefit verification. We feel this will continue to help lower our cost of operations, improve service, and speed the payment cycle to our providers.


    Quality Assurance Program. We solicit patient comments through monthly patient satisfaction surveys sent to a sample of members of our managed care customers. In addition, we track unsolicited comments that typically are in the nature of telephone complaints. If a plan member is dissatisfied with the service received, a service representative can quickly resolve routine complaints relating to matters such as eyeglasses, contact lenses and the quality of the eye examination. We believe that our issue-resolution structure is unique to the industry and increases plan members' satisfaction with their eye care benefits. In addition, we perform prospective-outcome studies and other quality assessment studies on the care rendered by our network of providers.


     Utilization Review Services. We periodically monitor eye care professionals in our network to verify that he or she is properly coding the medical services and treatment provided. Using proprietary clinical criteria for eye care procedures that are based on Center for Medicare and Medicaid Services (CMS, formerly HCFA) local carrier policy and the American Academy of Ophthalmology's own guidelines, we work with eye care professionals regarding the appropriate eye care treatment of members. While these practices are intended to control our costs, there can be no assurance that costs may not become excessive.

    Credentialing. We provide credentialing services according to national standards set forth by the National Committee of Quality Assurance by which health plans are measured for compliance with quality assurance initiatives. The credentialing process includes collection of data from applications prepared by physicians; verification of licenses, insurance and education; and review of the physician's file in the National Practitioner Data Bank.


     Periodic Cost Reports. Periodic analytical reports on costs are prepared for the company's health plans. These reports show, among other things, the application of such health plan's funds for the benefit of its participants. We utilize our systems technology to regularly and carefully monitor the economic and qualitative performance of the networks, individual providers and health plan customers.


    Licensing Requirements. Our managed care division provides services to customers in eight states. Texas requires the company to be licensed, and our subsidiary, AECC Total Vision of Texas, is licensed as a single-service HMO in Texas. We hold licenses as a third-party administrator in Florida and are a licensed utilization review agent in Texas, Tennessee, New York, and Connecticut.

Professional Services Division

     Surgical Centers. We own and operate two surgery centers in Connecticut, one of which is a laser correction center. In our ambulatory surgery center in Waterbury, CT, ophthalmic surgeons perform a range of eye care surgical procedures, including cataract surgery, and surgical treatment of glaucoma, macular degeneration and diabetic retinopathy. In our laser center in Danbury, CT, we use a state of the art VISX excimer laser for the correction of nearsightedness, farsightedness and astigmatism. In these centers, we bill patients (or their insurers, HMOs, Medicare, Medicaid or other responsible third-party payers) for use of the surgery facility, which becomes Professional Services Division revenue. Our surgeons bill the patients separately for their services, which becomes Other Integrated Services Division revenue (see "Other Integrated Services Division" below). For laser correction, patients are billed directly and generally we are not reimbursed by third party payers. Our ambulatory facility in Waterbury is state licensed, approved for the payment of facility fees by most health plans and is Medicare approved. We have contracted with OptiCare P.C. to provide surgical and other services to patients at the ambulatory surgical centers. (See "Item 13. Certain Relationships and Related Transactions.")

     Management Services. We sell a broad range of management services and eye care systems to eye care professionals, principally ophthalmologists and optometrists.

    Through our wholly-owned subsidiary, Cohen Systems, Inc., we develop and provide point-of-sale software systems for optometry practices, retail optical locations and manufacturing laboratories. These products support eye health practice management, billing, collections, record-keeping and inventory control applications.

    As of November 1, 2001, we had approximately 150 retail customers and 100 lens manufacturing customers using our eye care systems and software services throughout the United States and Canada. We have developed and we sell Internet-based order entry software systems which capture and link all eye health patient data, provide such data to a remote manufacturing location for immediate custom processing of optical goods, such as eyeglasses and contact lenses, and generate invoices and other record-keeping data. One of the great advantages of these systems is that they involve a seamless, error-free interface between the patient examination and testing phase and the computer-driven eyeglass manufacturing phase.

    Health Services Organization. Our Health Services Organization ("HSO") provides marketing, managed care and other administrative services to individual ophthalmology and optometry practices. As of November 1, 2001, we had HSO agreements in place with 26 ophthalmology and optometry practices. Most of these agreements run for 15 years from their respective commencement dates. Under them, we receive a percentage (generally 3%) of the revenues earned by these practices in exchange for the core services we provide. In addition, the practices may obtain various supplemental services, including certain laser correction programs, systems administration and human resources services, which they may purchase at agreed-upon rates on a menu basis. HSO participants also have access to our buying group program.


    We believe that there will be increasing demand for management and information systems solutions for independent practitioners who are not interested in a traditional physician practice management model. Management believes that these independent practitioners, which make up the majority of practicing ophthalmologists, still require assistance in a range of administrative, marketing and information systems and software services. We believe these doctors have the potential to benefit from the company's services in this area.

    The company is having disputes with a number of its Health Services Organization practices, some of which are not paying their services fees. The company is confident of the validity and enforceability of its agreements with these practices and expects to collect substantially all fees in accordance with the terms of the HSO agreements. There is pending litigation between the company and certain of these practices. (See "Item 3. Legal Proceedings.")

Other Integrated Services Division


    The Other Integrated Services division provides eye care services and products to consumers through our 46 integrated eye health centers and retail optical stores located in Connecticut and North Carolina. The division also provides wholesale distribution of eye health products.

     Integrated Eye Health Centers. Our integrated eye health centers provide comprehensive eye care services to consumers, including medical and surgical treatment of eye diseases and disorders by ophthalmologists, and vision measuring and non-surgical correction services by optometrists. We operate 21 centers in Connecticut and conduct all management, billing, systems and related procedures for the operation of these centers.

    Retail Optical Stores. Our retail optical stores, both owned and franchised, provide vision correction services by optometrists, and/or sell eyeglasses and other optical products. The optical facilities are either free-standing or are located within fully integrated eye health centers. These retail optical stores provide all customary optical goods and are supported by the company's billing, collection, and information systems. We operate 43 retail optical locations in Connecticut and North Carolina. In Connecticut, we also have a complete manufacturing facility in which lenses are manufactured, surfaced and ground to specifications and supplied to all of our Connecticut locations.

    For both the integrated eye health centers and retail optical stores, we contract with professional corporations--OptiCare, P.C., and Optometric Eye Care Center, P.A.--which employ ophthalmologists and optometrists to provide surgical, medical and other professional services to consumers. We provide management services to OptiCare P.C. under a renewable 5-year professional services and support agreement, and to Optometric Eye Care Center, P.A. under a renewable 15-year professional administrative services and support agreement.


    In addition to our owned and operated locations, we have entered into license agreements regarding our franchise of 29 retail optical locations in North Carolina and South Carolina. Pursuant to these license agreements, we permit these establishments to utilize our proprietary trademarks and trade names, including "Optometric Eye Care Center," and offer specific marketing programs and group purchasing services. Though these agreements are generally for five year terms, we usually grant the licensee the right to terminate the agreement upon 90 days' notice. The licensees pay us a fee based on a percentage of their gross revenue and have the option of requesting additional services from us on a separate fee basis.


     Optical Supplies. We purchase most of our eyeglasses, contact lenses and other optical goods and devices through our buying group.

    Buying Group Program. We operate one of the largest U.S. wholesale optical goods distribution or "buying group" programs. This program supplies our integrated eye health centers and retail optical operations, as well as independent ophthalmology and optometric practices with optical and ophthalmic goods and medical supplies (i.e., eyeglass frames and lenses, contact lenses, clinical equipment and other supplies). Over 4,000 eye care professionals nationwide participate in our buying group. This program leverages the purchasing strength of the large number of participating optometrists and buys from a national panel of approximately 175 vendors. We enter into a non-exclusive account relationship with the buying ophthalmologists and optometrists who place orders directly with our contracted vendors. The vendors are required to furnish a discount to the purchasers, ship the product directly to the practice and bill us at the predetermined price. We, in turn, bill the participating practices and bear the credit risk. Earnings of the buying group are based on the spread between the merchandise cost to us and the prices paid for the merchandise by group members.


TRADEMARKS

    We own the following U.S. trademark registrations: OPTICARE(R) and the miscellaneous curve design, which is the OptiCare Health Systems, Inc. logo; EYECARE FOR A LIFETIME(R); EYEWEAR AND EYECARE FOR A LIFETIME(R); CONNECTICUT VISION CORRECTION(R); THE DIFFERENCE IS CLEAR(R); THE VISION OF HEALTH(R); and TLC(R). Other trademarks for which applications for U.S. registration are pending are: RBNI(TM); KEEPING YOU AHEAD OF THE CURVE(TM); DOCTOR'S EXPRESS(TM); OPTICARE LASER ADVANTAGE(TM); LOSE THE GLASSES, and KEEP THE VISION(TM). We also own the following domain names: opticare.com; opticareeye.com; opticare.net; opticarenas.net; and opticareonline.com. We consider these trademarks and domain names important to our business. However, our business is not dependent on any individual trademark or trade name.

COMPETITION

    The market for eye care services is highly competitive in each segment of our business. While some of the competition is local and regional, we do have national competitors.

    Our Managed Care Services Division competes with several regional and national eye health companies which provide services to managed care plans. These include Vision Twenty-One and Vision Service Plan of America. We also compete for managed care contracts with HMOs, PPOs and private insurers, many of which have larger provider networks and greater financial and other resources. Managed care organizations compete on the basis of administrative strength, size, quality and geographic coverage of their provider networks, marketing abilities, information systems, operating efficiencies and price.


    With respect to Professional Services, we generally compete with a range of services-specific operators catering to eye health professionals. Such service providers include marketing companies, and systems and software vendors. We have identified few, if any, integrated providers of eye health services other than physician practice management companies. These operate under a significantly different business model, requiring substantial capital investment by the practice management company and equity participation by ophthalmologists and optometrists.


    For our Integrated Services Division, the most direct form of competition is with independent ophthalmologists and optometrists, as well as regional operators of retail optical locations. On a national basis, companies that compete in this sector include retail optical chains, such as LensCrafters, Cole National, Sight Resources, Eye Care Centers of America, and Sterling Vision. Retail optical operators compete on price, service, product availability and location. Buying group organizations compete on the basis of price, size and purchasing power of their member buying group; the strength of their credit; and the strength of their supplier agreements and relationships.

    Several competitors of each of our divisions have greater capital or may charge less for certain services. However, we believe the integrated nature of our business model provides significant competitive advantages in the marketplace.

FORMATION AND HISTORY


    Our present form is the result of two mergers completed on August 13, 1999 (more fully described below) between (i) a subsidiary of the company and OptiCare Eye Health Centers, Inc., a Connecticut corporation ("OptiCare Eye Health Centers"), and (ii) another subsidiary of the company and PrimeVision Health, Inc., a Delaware corporation ("PrimeVision Health"). As a result of the mergers, OptiCare Eye Health Centers and PrimeVision Health are wholly owned subsidiaries of the company. At the time of the mergers, PrimeVision Health and OptiCare Eye Health Centers each was an integrated vision services company, with PrimeVision Health headquartered in North Carolina, and OptiCare Eye Health Centers headquartered in Connecticut.


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

GOVERNMENT REGULATION

    The federal and state governments extensively regulate the health care industry. Our business is subject to numerous federal and state laws and regulations, including the following:


    Excimer Laser Regulation. Medical devices, including the excimer lasers used in our eye surgery and laser centers, are subject to regulation by the U.S. Food and Drug Administration, referred to as the FDA. Medical devices may not be marketed for commercial sale in the United States until the FDA grants pre-market approval for them..

    The FDA has not specifically approved the use of LASIK or the use of excimer lasers to treat both eyes on the same day, commonly referred to as "bilateral treatment." The FDA considers these uses to be a practice of medicine decision. Ophthalmologists, including our affiliated ophthalmologists, often perform LASIK and bilateral treatment in an exercise of professional judgment in connection with the practice of medicine.


    Failure to comply with applicable FDA requirements could subject the company, our affiliated providers or laser manufacturers to enforcement action, product seizures, recalls, withdrawal of approvals and civil and criminal penalties. Further, failure to comply with regulatory requirements, or any adverse regulatory action, including a reversal of the FDA's current position that the "off-label," or non-FDA-approved, use of excimer lasers by physicians outside the FDA approved guidelines is a practice of medicine decision, which the FDA is not authorized to regulate, could result in a limitation on, or prohibition of, the company's use of excimer lasers.


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

    Insurance Licensure. Most states impose strict licensure requirements on health insurance companies, HMOs, and other companies that engage in the business of insurance or pre-paid health care. In most states, these laws do not apply to discounted fee-for-service arrangements or networks that are paid on a capitated basis,. There are exceptions to these rules in some states. For example, certain states, such as Texas, require a license for a capitated arrangement with any party unless the risk-bearing entity is a professional corporation that employs the eye care providers. If we are required to become licensed under these laws, the licensure process can be lengthy and time consuming. Unless the regulatory authority permits us to continue to operate while the licensure process is progressing, we could suffer losses of revenue that would result in material adverse changes in our business while the licensing process is pending. In addition, many of the licensing requirements mandate strict financial and other requirements we may not immediately be able to meet. Once licensed, we would be subject to continuing oversight by and reporting to the licensing authority. These same requirements can also serve as barrier to entry to competition in states where the company holds such licensure.


    Regulation of Our HMO Subsidiary. We hold one single service HMO license in Texas. Texas requires the filing of quarterly and annual reports, submission to periodic on-site audits, and maintenance of statutory capital reserves within the state. The Texas managed care business is highly regulated. Such regulation can include, but is not limited to, caps on permissible premiums charged to customers; mandated benefits; and rules governing relationships with, and payments to, network providers. Texas also requires pre-approval from its Department of Insurance prior to allowing a significant change of ownership control to take place. In Texas, a single service HMO must maintain a minimum net worth of $500,000 and may be required to have additional capitalization based on a risk-based capital requirement.


    Texas Commissioner of Insurance Order. Our wholly owned Texas HMO, AECC Total Vision Health Plan of Texas, Inc., is required by the terms of the Order of the Commissioner of Insurance, dated August 12, 1999, as modified on February 8, 2001, to maintain a minimum net worth of $1,000,000. The modified order no longer requires the HMO to obtain prior approval from the Texas Department of Insurance to pay dividends or make other payments to affiliated companies subject to the statutes, rules and regulations that govern such payments. We have a cost allocation agreement with our Texas HMO subsidiary, approved by the Texas Department of Insurance, which permits this subsidiary to reimburse us, the parent company, for shared administrative costs. The cost allocation agreement may be amended only with approval of the Texas Department of Insurance.

    Third Party Administration Licensing. Some states require licensing for companies providing administrative services in connection with managed care business. We hold a third-party administrator license in Florida. We intend to seek licenses in the states where they are available for eye care networks.

    Physician Incentive Plans. Medicare regulations impose certain disclosure requirements on managed care networks that compensate providers in a manner that is related to the volume of services provided to Medicare patients (other than services personally provided by the provider). Additionally, if what Medicare defines as "incentive payments" exceed 25% of the provider's potential payments, the network is also required to: a) show that the provider has certain "stop loss" financial protections; and b) conduct certain Medicare enrollee surveys.

    "Any Willing Provider" Laws. Some states have adopted, and others are considering, legislation that requires managed care networks to include any qualified and licensed provider who is willing to abide by the terms of the network's contracts. These laws could limit our ability to develop effective managed care networks in such states. The company believes that the medical management and eye care claim data analysis services we offer would provide greater value to our clients if such legislation were adopted in states where we do business. There are currently no states in which we operate our managed care business that have "any willing provider" requirements.

    Corporate Practice of Optometry and Ophthalmology. The laws of many states prohibit corporations that are not owned entirely by eye care professionals from:

     o    Employing eye care professionals;

     o Receiving for their own account reimbursements from third party payers for health care services rendered by licensed professionals;

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

     o Do not represent to the public or customers that we provide professional eye care services; and

     o Do not exercise influence or control over the practices of the eye care practitioners employed by the professional associations.

    Our agreements with eye care providers specifically provide that all decisions required by law to be made by licensed ophthalmologists or optometrists shall be made only by such licensed persons, and that we shall not engage in any services or activities which would constitute the practice of ophthalmology or optometry. If health care regulations and their interpretations change in the future, we may have to revise the terms of such agreements to comply with regulatory changes. (See "Item 13. "Certain Relationships and Related Transactions - OptiCare P.C. Professional Services and Support Agreement;" and "- Optometric Eye Care Center, P.A. Professional Services and Support Agreement.")

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


    The North Carolina Medical Board stated in an Official Position Statement, which was adopted in 1993 and amended in 1996, that sharing profits between a non-physician and physician partner on a percentage basis is fee-splitting and is grounds for disciplinary action. In the past year, this issue has been raised in several lawsuits in the state. In each of these cases, the court was asked to find that the profit sharing arrangement between a physician or physician group and management company is unethical and void as against public policy. To date, no court in North Carolina has ruled on this issue. There is a risk that a court could find that our arrangements with physicians are unethical and void as against public policy or that the Medical Board could determine that the company's arrangements with physicians in the state constitute unethical fee-splitting and that these physicians are subject to disciplinary action. This risk could also extend to arrangements with optometrists since the North Carolina
Optometry Board has informally indicated that it takes a similar view on fee-splitting.

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


    On April 15, 1998 the Office of Inspector General of the U.S. Department of Health and Human Services (the "OIG") issued Advisory Opinion 98-4, which raised questions about whether a percentage of revenue management fee arrangement could be viewed as violating the federal anti-kickback law if the manager is involved in helping generate revenues derived from Medicare and Medicaid programs. Under the arrangement reviewed by the OIG, the manager's duties included management and marketing services, negotiation and oversight of health care contracts with various payers, including federal healthcare programs, and setting up provider networks that included physicians. Payments to the management company included a "fair market value payment" for operating services provided by the manager, a payment based on a percentage of the cost of capital assets, and an additional 20% of net revenues of the practice for management services. The OIG noted that since the manager was paid a percentage of net revenue, including revenue from business derived from managed care contracts arranged by the manager, a potential technical violation of the anti-kickback statute existed. The OIG further noted that, since the manager would presumably receive some compensation for management efforts in connection with the development and operation of specialist networks, any evaluation by the OIG would require information about the relevant financial relationships. The OIG summarized that while the management arrangement "may" violate the anti-kickback statute, a definitive conclusion would require a determination of the parties' intent, which is beyond the scope of the advisory opinion process.

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


    Advertising Restrictions. Many states, including Connecticut and North Carolina, prohibit licensed eye care professionals from using advertising which includes any name other than their own, or from advertising in any manner that is likely to mislead a person to believe that a non-licensed professional is eligible to be engaged in the delivery of eye care services. Certain of our forms of services agreements provide that all advertising shall conform to these requirements, but there can be no assurance that the interpretation of the applicable laws or our advertising will not inhibit us or result in legal violations that could have a material adverse effect on us.


    The laws described above have civil and criminal penalties and have been subject to limited judicial and regulatory interpretation. They are enforced by regulatory agencies that are vested with broad discretion in interpreting their meaning. Our agreements and activities have not been examined by federal or state authorities under these laws and regulations. There can be no assurance that review of our business arrangements will not result in determinations that adversely affect our operations or that certain material agreements between us and eye care providers or third-party payers will not be held invalid and unenforceable.

    In addition, these laws and their interpretation vary from state to state. The regulatory framework of certain jurisdictions may limit our expansion into, or ability to continue operations within, such jurisdictions if we are unable to modify our operational structure to conform to such regulatory framework. Any limitation on our ability to continue operating in the manner in which we have operated in the past could have an adverse effect on our business, financial condition and results of operations.

NEW CAPITAL STRUCTURE

      In November 2001, certain letters of intent were entered into concerning a major capital restructuring of the company. If certain conditions are met and the transactions contemplated by these letters of intent are consummated, these transactions as presently proposed are expected (as of November 2001) to lower the company's long-term debt by approximately $9.9 million, increase its equity by approximately $9.0 million and reduce its next-12-months' debt service by approximately $3.7 million.

Background

      At November 1, 2001, the company owed its current senior lender, Bank Austria Creditanstalt Corporate Finance, Inc., a total of approximately $31.6 million, consisting of $29.7 million of principal and $1.9 million of interest. The company was in default with respect to its obligations under this Bank Austria credit facility, and Bank Austria had accelerated all amounts owed under the credit facility. In addition, the company had contingent exposure to Bank Austria in connection with approximately $2.7 million of note and services fee payments which were originally due to the company and which had been assigned to the bank.

     Much of this debt was accumulated by one of the company's two principal subsidiaries, PrimeVision Health, Inc., in the course of purchasing physician practices in the mid-1990s, when PrimeVision was an independent company. In 1999, PrimeVision and OptiCare Eye Health Centers, Inc., the company's other principal subsidiary, each merged with one of our wholly-owned subsidiaries.

     At the time of the 1999 mergers, it was expected that a significant portion of the debt accumulated by PrimeVision Health, Inc. could be converted into equity through a public offering of the company's stock. However, the company was only successful in completing an offering of approximately 3.7 million shares of common stock early in 2000, with net proceeds of approximately $12.5 million. The proceeds of this offering were applied, in part, to reduce the company's debt, but a substantial portion of the company's debt remained outstanding. (Among the investors in this private placement was Palisade Concentrated Equity Partnership, L.P. ("Palisade") which invested $7.0 million.)

     On October 10, 2000, the company obtained a $2.25 million bridge loan from Alexander Enterprise Holdings, Inc. In January 2001, that bridge loan was increased by $0.5 million to $2.75 million. (Of that $500,000 increase, $400,000 was provided by Palisade; $50,000 by Dean J. Yimoyines, M.D., President and Chief Executive Officer of the company; and $50,000 by Alexander.) The bridge loan was used to support operations while the company continued seeking a capital structure which it could service.

     The company believes that the plans described below for equity infusion and for debt forgiveness and refinancing comprise such a structure.

THE PROPOSED NEW CAPITAL STRUCTURE

     The proposed restructuring involves the company and three other principal parties: its current senior lender, Bank Austria; a proposed new senior lender, CapitalSource Finance, LLC, which is an asset-based financial institution specializing in the health care industry; and Palisade. At the request of Palisade, Dean J. Yimoyines, M.D., who is a founder of the company, the Chairman of its Board of Directors, and its President and Chief Executive Officer, will also participate as an investor in the planned restructuring.

     Three preliminary, non-binding agreements (which are subject to the completion of binding, formal agreements and numerous, substantial conditions) have been signed by these parties:

     o A letter of intent between Palisade and Bank Austria which establishes terms on which the company's debt to Bank Austria would be refinanced and repaid at a significant discount;

     o A commitment letter from CapitalSource to the company offering to loan the company sufficient funds to make the upfront cash payment required in connection with the repayment of the Bank Austria debt at the discount negotiated between Palisade and Bank Austria; and

     o A letter of intent between Palisade and the company setting terms on which Palisade would provide:

          -- Sufficient funds to enable the company to repay the Alexander bridge loan; and

          -- Letter of credit backing for the portion of the bank debt, which Bank Austria has agreed to refinance, and for a portion of the loans from CapitalSource.


     These documents are not, themselves, legally binding. The company, Palisade, Bank Austria and CapitalSource are currently negotiating binding, formal agreements. If such binding, formal agreements are executed, they would be subject to the fulfillment of substantial conditions, including the company being in compliance with the requirements of the American Stock Exchange, and approved by the company's stockholders. There can be no assurance that all the necessary parties will agree to the terms as presently proposed, or that all conditions to implementation of the new capital structure will be fulfilled on a timely basis.

     If the terms as outlined in the letters of intent and commitment letter are approved by all parties, and all conditions are fulfilled, and all the definitive agreements as outlined above are executed and implemented, the terms of the agreements as outlined above would enable the company to:

     o Settle with Bank Austria all of its debts and other obligations, direct and contingent by making an initial cash payment and issuing a two-year promissory note;

     o Buy and retire all of Bank Austria's stock, stock rights, warrants and other ownership interests in the company;

     o Buy from Bank Austria certain notes due from physicians and rights to payment under certain Health Services Organization contracts which had previously been assigned to the bank; and


     o    Satisfy in full the Alexander bridge loan.

     If the transactions were completed as described above--of which there can be no assurance--they would be expected to have the following effects on the balance sheet for the company (compared with our November 2001 position):


     o $1.35 million in physician notes receivable would be added to the company's assets;

     o    Long-term debt would decline by $9.9 million; and

     o    Equity would increase by $9.0 million.


     If the transactions were completed as described above, annual principal and interest payments in the first year following the transaction are expected to decrease from an estimated $5.6 million under the current financing from Bank Austria to $1.9 million under the new capital structure. In the second 12 months following implementation of the transactions described above, principal and interest payments are estimated to be $1.9 million, assuming no increase in prevailing interest rates, of which there can be no assurance.


     The proposed new capital structure is expected to enable the company to do business on a more secure footing. Growth opportunities--particularly in managed care--require substantial, dependable financial strength, and without a stable financial base, the company would expect to be unable to sustain and grow its managed care business, in particular, as well as its other business segments.

Palisade's Prior and Projected Ownership and Support


     In 2000, as part of a private placement (more fully described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources"), Palisade provided a cash infusion of $7.0 million in exchange for 2.0 million shares of common stock. In early 2001, when the company was very short of cash, Palisade, along with the company's president and chief executive officer, Dean

Yimoyines, M.D., provided, within the framework of the Alexander bridge loan, an additional $450,000.


     In the course of the proposed capital restructuring, if the proposed transactions are consummated, Palisade would:


     o Invest in the company an additional $3.5 million of cash and receive preferred stock having voting rights equal to 25 million shares of the company's common stock;

     o Provide letter of credit backing for obligations of the company totaling $16.7 million and receive warrants to purchase approximately
          16.7 million additional shares of the company's common stock; and


     o Convert its participation ($400,000 of principal, plus accrued interest) in the Alexander bridge loan to preferred stock having voting rights equal to approximately 3.2 million shares of the company's common stock;

     These transactions, if implemented, would raise Palisade's effective ownership of voting stock of the company from the present 18.5% to approximately 75% (on a fully diluted basis).

EMPLOYEES

    We and our affiliates have approximately 733 employees, including, 235 licensed ophthalmologists, optometrists, and opticians and 93 ophthalmologist assistants. These amounts include an aggregate of 113 part-time personnel (i.e., working fewer than 30 hours per week). We believe that our relations with our employees are good. We are not a party to any collective bargaining agreement.

ITEM 2.  DESCRIPTION OF PROPERTIES

    We have executive offices in Waterbury, Connecticut and Rocky Mount, North Carolina. The Waterbury facility, which contains corporate offices and an integrated eye health center, is leased under four separate leases with remaining terms ranging from five to 13 years. Each of these leases also has renewal options ranging from 5 to 20 years in total. The combined annual base rent is $848,000 for a total of 44,400 square feet.

    The Rocky Mount facilities, which contain executive offices, HMO offices and an operations center, are adjacent facilities leased under four separate leases with remaining terms of three to five years. The combined base rent for these four facilities is $239,000 for a total of 23,400 square feet.


     Each of the foregoing offices is leased from a party that is affiliated or associated with one or more of our present or former directors or executive officers. (See "Item 13. Certain Relationships and Related Transactions - Certain Leases.")


    We and our affiliate, Optometric Eye Care Center, lease 45 additional offices in the states of Connecticut, North Carolina, Florida and Texas, principally for our eye health services and retail optical operations. These leases have remaining terms of 1 to 11 years. Many of these leases are also subject to renewal options. We believe our properties are adequate and suitable for our business as presently conducted.

ITEM 3.  LEGAL PROCEEDINGS

HEALTH SERVICES ORGANIZATION LAWSUITS

    The company and/or its subsidiaries are involved in two lawsuits, described below, each initiated by a medical practice which was unwound from the former PrimeVision Health network and which remained affiliated with the company through an Health Services Organization ("HSO") agreement. Both suits are in the earliest stages of litigation, and there can be no assurance of a favorable outcome.

    Fogg, Maxwell & Lanier, M.D., Inc., et al. v. PrimeVision Health, Inc. and OptiCare Health Systems, Inc., et al., filed August 30, 2001, Superior Court of California. Plaintiffs, a California medical practice and its principal shareholders, contend that, since the amount of the "services fee" (calculated as a percentage of practice revenue) the practice pays to Prime, a subsidiary of the company, allegedly exceeds the value of the "core services" received from Prime by the practice, the HSO agreement is unlawful, as it violates the California Business and Professions Code. At Prime's request, the case has been removed from California state court to the U.S. District Court in California. OptiCare and Prime have denied the plaintiffs' allegations and have filed counterclaims for payment of past due services fees. Among other things, the company has argued that the HSO agreements were part of a larger unwind package which conveyed valuable benefits to the participating practices and that such benefits are part of the consideration the practices receive in exchange for their services fees. Though the company strongly believes in the merits of its position and intends to vigorously defend itself, the case is in its earliest stages and no assurance can be given of a favorable outcome.

    Charles Retina Institute, P.C. and Steven T. Charles, M.D. v. OptiCare Health Systems, Inc., filed on September 18, 2001, Chancery Court of Tennessee. Plaintiffs, a Tennessee medical practice and its principal owner, sought court approval to cease making required services fees payments on grounds that the magnitude of such payments is not warranted by the allegedly low value of the core services received. The company has removed the case to the U.S. District Court in Tennessee. Prime filed a suit against Charles Retina Institute, P.C. and Steven T. Charles, M.D. in U.S. District Court in North Carolina setting out in some detail the history of the relationship with plaintiffs in the Tennessee case. Among other things, the company has argued that the HSO agreements were part of a larger unwind package which conveyed valuable benefits to the participating practices and that such benefits are part of the consideration the practices receive in exchange for their services fees. Though the company strongly believes in the merits of its position and intends to vigorously prosecute its claim, the case is in its earliest stages and no assurance can be given of a favorable outcome.

BILLING COMMUNICATION ERROR IN CONNECTICUT

    OptiCare Eye Health Centers, Inc., our Connecticut subsidiary, has been involved in discussions with the Attorney General of Connecticut concerning a potential consensual administrative order relating to confusing statements sent to some of our customers in the 1995-99 period showing balances due to us. Though the statements were marked "This Is Not A Bill," some customers paid balances, duplicating amounts later received by OptiCare from insurers. When the misunderstanding was discovered, OptiCare reimbursed all customers who mistakenly paid. The terms of the written order are still being finalized.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


    The Annual Meeting of Stockholders of OptiCare Health Systems, Inc. was held on October 30, 2000. There were represented, in person or by proxy, 8,328,473 shares of common stock entitled to vote at the meeting, constituting a quorum.



    At the meeting, the directors nominated were elected by the following votes:


                                               NUMBER
                                             OF SHARES                    NUMBER
                                               VOTED                     OF SHARES
                                                FOR:                   VOTE WITHHELD:
                                         ---------------------      --------------------
        Dean J. Yimoyines, M.D.               8,272,401                    56,072
        Steven L. Ditman                      8,293,190                    35,283
        Allan L.M. Barker, O.D.               8,292,701                    35,772
        Ian G.H. Ashken                       8,292,964                    35,509
        Martin E. Franklin                    8,293,190                    35,283
        William J. Goss                       8,293,610                    34,863


                                               NUMBER
                                             OF SHARES                    NUMBER
                                               VOTED                     OF SHARES
                                                FOR:                   VOTE WITHHELD:
                                         ---------------------      --------------------
        Carl J. Schramm                       8,293,610                    34,863



    At the same meeting, the election of Deloitte & Touche LLP as independent auditors of the company, for the year ended December 31, 2000, was ratified by a vote of 8,050,853 in favor, 18,070 votes against and 259,550 abstentions.

    There were no broker non-votes on any of the above proposals.

                                     PART II


ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


    The following information about the market prices of our common stock should be read in light of the material and substantial qualitative changes in our business that became effective upon the closing of the mergers of Saratoga with PrimeVision Health and OptiCare Eye Health Centers on August 13, 1999. Among other changes: (i) Saratoga effected a 0.06493-for-1 reverse stock split on August 13, 1999, (ii) Saratoga spun off to its stockholders of record, immediately prior to the mergers, the capital stock of certain subsidiaries, and
(iii) approximately 8.7 million shares of post-reverse-stock-split common stock were issued to effectuate the mergers. The prices reported below for periods ending on or before August 13, 1999 have been adjusted to reflect the reverse stock split.


    Commencing August 16, 1999, our common stock has been listed on the American Stock Exchange and traded under the symbol "OPT" (or, from August 16 through September 20, 1999, under the symbol "OPTWI"). Prior to August 16, 1999, our common stock was not listed on any stock exchange, but quotations from time to time were reported by the NASD on the OTC Bulletin Board under the symbol "SRIK."

    On April 20, 2001, the American Stock Exchange suspended trading of the company's common stock, and the stock has not traded since that date. Due to a number of factors, including late filing of this and other SEC-required reports and the company's non-compliance with the continued listing requirements of the exchange, there is a possibility that de-listing proceedings with respect to our stock may be commenced by the stock exchange. If a de-listing proceeding is commenced, the company expects to immediately file an appeal. There can be no assurance that any appeal would be successful

    If the proposed new capital structure were in place, and the company becomes current in its SEC filings, the company believes it would be eligible, subject to review by the exchange, for the resumption of the trading of its common stock on the American Stock Exchange. However, there can be no assurance that trading will resume, or, if trading is resumed, the prices at which the stock will be traded.

    The last reported sale price of our common stock, on April 20, 2001, was $0.26 per share.

    The company cannot assure that the current suspension of trading of the company's common stock will be lifted, or that, once lifted, the company's common stock will always be listed without further suspensions, or that the exchange will not, presently or at any time in the future, seek to de-list the company's common stock. The exchange's rules for continued listing include stockholders' equity requirements, which the company may not meet if it experiences further losses; and market value requirements, which the company may not meet if the price of the common stock declines.

    If the company's common stock is de-listed or if, once the pending suspension of trading is lifted, it is then de-listed from the exchange, trading in the company's common stock would be conducted, if at all, in the over-the counter market. This would make it more difficult for stockholders to dispose of their common stock and more difficult to obtain accurate quotations on the company's common stock. This could have an adverse effect on the price of the common stock. There are separate rules regulating broker-dealers who trade on behalf of customers in unlisted stocks. These rules require the following:

     o Broker-dealers may sell the common stock only to established customers and accredited investors (generally defined as investors with a net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with a spouse);

     o Broker-dealers must make special suitability determinations about the purchaser; and

     o Broker-dealers must receive the purchaser's written consent to the transaction prior to sale.

    The effect of these requirements may be to limit the ability or incentive of broker-dealers to sell the company's common stock, and that in turn diminishes the ability of stockholders to sell their common stock in the secondary market.

    The Securities and Exchange Commission has adopted regulations that define "penny stock" to include common stock that has a market price of less than $5.00 per share, subject to certain exceptions. These rules include the following requirements:

     o Broker-dealers must deliver, prior to the transaction, a disclosure schedule prepared by the SEC relating to the penny stock market.

     o Broker-dealers must disclose the commissions payable to the broker-dealer and its registered representative.

     o    Broker-dealers must disclose current quotations for the securities.

     o If a broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market.

     o Finally, the broker-dealer must furnish its customers with monthly statements disclosing recent price information for all penny stocks held in the customer's account and information on the limited market in penny stocks.

    Many securities listed on the exchange would be covered by the definition of penny stock, but transactions in a security listed on the exchange are exempt from such rules (except the "sole market-maker" provision mentioned above) if:

     o    The issuer has $2,000,000 in tangible assets;

     o    The customer is an institutional accredited investor; and

     o    The transaction is not recommended by the broker-dealer.

    These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules.

    The high and low prices for the period from August 16, 1999 through December 31, 2000 are based on trades effected on the American Stock Exchange. The range of high and low bid information for the shares of our common stock for January 1 through August 13, 1999, as set forth below, was reported by the National Quotation Bureau. Such quotations represent prices between dealers, do not include retail markup, markdown or commission, and may not represent actual transactions.



                     2000                                        HIGH               LOW
                     ----                                        ----               ---
                     4th Quarter                               $0.875            $ 0.25
                     3rd Quarter                                2.125             0.688
                     2nd Quarter                                 3.50              2.00
                     1st Quarter                                 4.50              3.00



                     1999                                        HIGH               LOW
                     ----                                        ----               ---
                     4th Quarter                               $ 5.00            $ 2.75
                     3rd Quarter*:
                        August 16 - September 30*               12.50              5.00
                        July 1 - August 13**                    0.106             0.037

                     2nd Quarter                                0.067             0.004
                     1st Quarter                                0.004             0.004

_______________________________________________________________________________________


 * The range of prices and quotations in the 3rd Quarter of 1999 is reported separately for periods ending on or before August 13, 1999, which is the last trading day before the reverse stock split and the mergers of OptiCare Eye Health Centers and PrimeVision Health became effective.

** Quotations for all periods ending on or before August 13, 1999 have been adjusted to give effect to a 0.06493-for-1 reverse stock split that became effective at the close of business on August 13, 1999.
________________________________________________________________________________

    As of November 1, 2001, there were approximately 202 stockholders of record of our common stock. The number of record holders was determined from the records of the company's transfer agent, ChaseMellon Shareholder Services, and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

    We have never paid any cash dividends on our common stock and do not intend to pay any cash dividends for the foreseeable future. It is our present policy that any retained earnings will be used for repayment of indebtedness, working capital, capital expenditures and general corporate purposes. Furthermore, we are precluded from declaring or paying any cash dividends, or making a distribution to our stockholders under the covenants of our revolving credit and term loan agreement, until the termination of such agreement and the repayment of all amounts due to such lender.

Recent Sales of Unregistered Securities

    Described below is information regarding equity securities we issued in 2000 and 1999, which were not registered under the Securities Act. (See, also, "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.")


    On October 10, 2000, in connection with a $2.25 million loan from Alexander Enterprise Holdings Corp, we issued warrants to a designee of Alexander Enterprise to purchase 2.25 million shares of our common stock at $1.00 per share for an aggregate purchase price of $2.25 million. On January 5, 2001, the amount of that loan was increased by $500,000, funds for which were provided by Palisade Concentrated Equity Partnership, L.P.; Dean J. Yimoyines, M.D., president and chief executive officer of the company; and Alexander Enterprise. In connection with that increase, the warrants issued in October 2000 to purchase 2.25 million shares were cancelled and new warrants were issued to purchase 2.0 million shares of common stock at an exercise price of $1.00 and 750,000 shares at an exercise price of $0.40, for an aggregate purchase price of $2.3 million. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.")


    In August 2000, pursuant to a share adjustment agreement, we issued an aggregate of 31,133 shares of common stock to two physicians formerly affiliated with the company. In addition, pursuant to a settlement agreement and mutual general release, the company issued an aggregate of 31,167 shares of common stock to two other physicians formerly affiliated with the company in exchange for, among other things, a $200,000 reduction of convertible subordinated promissory notes issued by PrimeVision Health, Inc.

    On October 1, 1999, we entered into a stock purchase agreement with Stephen Cohen, Robert Airola, Gerald Mandel and Reginald Westbrook. Pursuant to the agreement, we acquired all of the issued outstanding shares of capital stock of Cohen Systems, Inc., d/b/a CC Systems, Inc., in exchange for, among other things, a base purchase price comprised of 110,000 shares of our common stock, and $750,000 in the form of installment payments over a two year period and a promissory note.


    On or about August 13, 1999, in connection with the closing of the mergers of OptiCare Eye Health Centers and PrimeVision Health, we granted options to purchase 631,367 shares of our common stock under the Performance Stock Program, at an average exercise price of $5.44 per share, in replacement of options previously granted by each of PrimeVision Health, Inc. and OptiCare Eye Health Centers, Inc. We also granted options to purchase an additional 721,250 shares of our common stock under the Performance Stock Program, at an average exercise price of $5.85 per share.

    On August 13, 1999, in connection with obtaining a new a credit facility, we issued to Bank Austria Creditanstalt Corporate Finance, Inc.: (i) 418,803 shares of the Series A Convertible Preferred Stock upon conversion by Bank Austria of debt in the amount of $2.45 million and (ii) as a financing fee, 100,000 warrants to purchase, at an exercise price of $5.85 per warrant, 100,000 shares of: (A) our common stock, or (B) Series A Convertible Preferred Stock, or (C) a combination of our common stock and Series A Convertible Preferred Stock aggregating 100,000 shares.

    On August 13, 1999, in connection with the mergers of OptiCare Eye Health Centers and PrimeVision Health, we issued a convertible promissory note in the aggregate principal amount of $4.0 million to Marlin Capital, L.P. in exchange for, among other things, the cancellation of 4,000 shares of Preferred Stock of PrimeVision Health, Inc. (See "Item 13. Certain Relationships and Related Transactions - Arrangements with Marlin Capital, L.P.")


    The above transactions were private transactions not involving a public offering and were exempt from the registration provisions of the Securities Act pursuant to Section 4(2) thereof. No underwriter was engaged in connection with the foregoing sales of securities. We have reason to believe that: (i) all of the foregoing purchasers were familiar with or had access to information concerning our operations and financial condition, (ii) all of those individuals purchasing securities represented that they acquired the shares for investment and not with a view to the distribution thereof, and (iii) other than with respect to the options, the foregoing purchasers are accredited investors within the meaning of Regulation D promulgated under the Securities Act. At the time of issuance, all of the foregoing securities of our common stock were deemed to be restricted securities for purposes of the Securities Act and the certificates representing such securities bore or will bear legends to that effect.

ITEM 6.  SELECTED FINANCIAL DATA


    The following selected historical consolidated financial data has been derived from audited historical financial statements and should be read in conjunction with the consolidated financial statements of the company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein. The company in its present form is the result of mergers completed on August 13, 1999 among Saratoga, PrimeVision Health and OptiCare Eye Health Centers. For accounting purposes, PrimeVision Health was treated as the accounting acquirer and, therefore, the predecessor business for historical financial statement reporting purposes.



                                                                         FOR THE YEARS ENDED DECEMBER 31,

                                                         ---------------------------------------------------------------
                                                             2000       1999 (1)     1998         1997         1996
                                                             ----       -----        ----         ----         ----
  STATEMENT OF OPERATIONS DATA:
  Total net revenues                                      $127,883     $ 94,633    $ 64,612     $ 58,346     $ 52,157
  Income (loss) from continuing operations                 (14,171)         351      (3,239)      (2,034)        (767)
  Weighted average shares outstanding (2)                   12,354        4,776       2,256        1,856          693
  Income (loss) from continuing operations per share      $  (1.15)    $  (0.05)   $  (2.54)    $  (1.10)    $  (1.11)


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

(2) The weighted average common shares outstanding prior to 2000 have been adjusted to reflect the conversion associated with the reverse merger with Saratoga in 1999.

(3) Income (loss) from continuing operations per share for 1999 and 1998 was calculated after giving effect to preferred stock dividends.
________________________________________________________________________________

                                                                      AS OF DECEMBER 31,

                                              -------------------------------------------------------------------
                                                    2000         1999          1998          1997         1996
                                                    ----         ----          ----          ----         ----
  BALANCE SHEET DATA:
  Net assets of discontinued operations               -            -          $ 5,582       $69,473      $13,845
  Total current assets                             $14,913     $ 21,345        20,237        18,274       20,306
  Total assets                                      55,513       66,740        26,556        86,397       26,296
  Total current liabilities                         49,454       20,654        51,198         8,289        4,138
  Total debt (including current portion)            34,214       43,148        39,976        46,536       22,273
  Mandatorily redeemable preferred stock              -            -            9,200          -            -
  Total stockholders' equity (deficit)               3,877        5,274      (34,690)         4,546        4,683
________________________________________________________________________________________________________________



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the financial statements and notes thereto of OptiCare Health Systems, Inc., which are included elsewhere herein. (See the "Index to Financial Statements," beginning at page F-1.)

    Overview. OptiCare Health Systems, Inc. is an integrated eye care services company that delivers a range of services and systems for eye health professionals and consumers, including, managed care and professional eye care services. On August 13, 1999, Saratoga Resources, Inc. ("Saratoga"), a Delaware corporation, PrimeVision Health, Inc. and OptiCare Eye Health Centers, Inc. merged pursuant to the terms of an Agreement and Plan of Merger dated as of April 12, 1999. In this transaction, PrimeVision Health merged with Saratoga through a reverse acquisition by PrimeVision Health of Saratoga at book value with no adjustments reflected to historical values. Immediately following the PrimeVision Health merger, OptiCare Eye Health Centers was acquired by Saratoga, which was accounted for under the purchase method of accounting with the excess of purchase price over the estimated fair value of net assets acquired recorded as goodwill.

    In connection with the mergers, our shareholders approved an amendment to the Articles of Incorporation changing, among other things, the company's name to OptiCare Health Systems, Inc., effective August 13, 1999.

    For accounting purposes, PrimeVision Health was the accounting acquirer and the surviving accounting entity. Accordingly, the operating results of OptiCare Eye Health Centers have been included in the accompanying consolidated financial statements since September 1, 1999, the deemed effective date of the acquisition for accounting purposes. The impact of results from August 13, 1999 through August 31, 1999 are deemed immaterial to the consolidated financial statements. Financial results for periods prior to September 1, 1999 are based solely upon the results reported by Prime and its subsidiaries. The excess of the aggregate purchase price including merger costs of $29.1 million over the fair value of the net assets acquired was approximately $20.7 million. Of this excess, $18.5 million has been recorded as goodwill and is being amortized on a straight-line basis over 25 years and $2.2 million has been used to eliminate the valuation allowance related to Prime's deferred tax assets. In addition, the company recorded an intangible asset of $7.1 million in connection with a new administrative services agreement that is being amortized over 25 years.

    On October 1, 1999, we purchased Cohen Systems, Inc. (the "Cohen Acquisition"), a software systems provider specializing in point of sale and internet-based solutions for optical retail stores and optical manufacturing laboratories. The total purchase price of approximately $1.7 million was comprised of approximately $0.9 million in cash and notes payable and 110,000 shares of common stock (having a value on that date of approximately $0.8 million). The Cohen Acquisition was accounted for under the purchase method of accounting, whereby the purchase cost has been allocated to the fair value of assets acquired and liabilities assumed with the excess identified as goodwill. Fair values were based on valuations and other studies. The goodwill resulting from this transaction was approximately $1.4 million and is being amortized on a straight-line basis over 25 years. The results of operations of Cohen Systems, Inc. are included in our consolidated financial statements from the purchase date.


    The company conducts its business through three business segments: (1) managed care services (2) professional services and (3) other integrated services. The managed care services segment contracts with managed care plans to manage the eye health portion of managed care plans. The professional services segment operates ambulatory surgical and laser correction centers and provides marketing, systems, software and other services to eye care professionals. The other integrated services segment owns and operates fully integrated eye health centers, retail optical stores and a buying group program for optical products.

RESULTS OF OPERATIONS

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

    Managed Care revenue. Managed care revenue increased to $35.7 million for the year ended December 31, 2000 from $24.4 million for the year ended December 31, 1999, an increase of $11.3 million or 46.3%. This increase is primarily due to revenue associated with managed care contracts held by OptiCare Eye Health Centers that were acquired in connection with the mergers as well as new managed care contracts and growth in existing member lives.

    Effective December 1, 2000, Anthem Blue Cross and Blue Shield of Connecticut ("Anthem"), a managed care customer in Connecticut, ended its managed care contract with the company on Anthem's commercial Health Maintenance Organization ("HMO") business. Anthem also withdrew from the Medicare + Choice market in Connecticut, effective January 1, 2001. The Commercial HMO Medicare + Choice contracts represent approximately $6.4 million in total annual revenue to the company.

    Professional Services revenue. Professional services revenue increased to $8.3 million for the year ended December 31, 2000 from $4.1 million for the year ended December 31, 1999, an increase of $4.2 million or 103.4%. Of this increase, $2.4 million represents revenue from laser vision correction and ambulatory surgery services as a result of the merger with OptiCare Eye Health Centers in August 1999 and $0.6 million represents revenue associated with sales of software systems by Cohen Systems, Inc., which was acquired by the company in October 1999. In addition, $1.0 million of this increase represents Health Services Organization ("HSO") revenue from agreements with various ophthalmology practices.

    Other Integrated Services revenue. Integrated services and product sales revenue increased to $83.9 million for the year ended December 31, 2000 from $66.1 million for the year ended December 31, 1999, an increase of $17.7 million or 26.8%. This increase represents a $21.0 million increase in optometry and ophthalmology revenue, primarily as a result of the merger with OptiCare Eye Health Centers and is partially offset by a $3.0 million decrease in buying group revenue resulting primarily from a decrease in purchasing volume.

    Cost of product sales. Cost of product sales decreased to $40.2 million for the year ended December 31, 2000 from $41.2 million for the year ended December 31, 1999, a decrease of $1.0 million or 2.5%. This decrease represents a $3.0 million decrease in cost of sales associated with the buying group program as a result of the decrease in its sales, and is partially offset by an increase in cost of sales of optometry, ophthalmology and ambulatory surgery center operations associated with the merger with OptiCare Eye Health Centers.

    Medical claims expense. Medical claims expense increased to $29.7 million for the year ended December 31, 2000 from $19.5 million for the year ended December 31, 1999, an increase of $10.2 million or 51.8%. The medical loss ratio
(MLR) representing medical claims expense as a percentage of managed care revenue increased from 80.0% in 1999 to 83.0% in 2000. This increase in MLR is primarily due to increased utilization coupled with increased reimbursement rates to providers.

    Salaries wages & benefits. Salaries, wages and benefits increased to $40.0 million for the year ended December 31, 2000 compared to $20.1 million for the year ended December 31, 1999, an increase of $19.9 million or 99.4%. Of this increase approximately $15.6 million represents compensation expense associated with the company's optometry, ophthalmology and ambulatory surgery center operations, primarily due to the mergers in August 1999. In addition, compensation expense increased $1.0 million as a result of increased personnel from the Cohen Acquisition in October 1999. The remaining increase primarily represents increased employee costs associated with an increase in corporate and operations staff added to support the company's combined business and growth in managed care business subsequent to the merger. This increase in staff was later reduced in 2000 in connection with the company's restructuring plan and other cost cutting measures, whereby the company eliminated certain positions in its corporate and operating areas. The decrease in costs associated with these workforce reductions are expected to be realized in 2001.

    Selling, general and administrative expenses. Selling, general and administrative expenses increased to $15.6 million for the year ended December 31, 2000 from $7.9 million for the year ended December 31, 1999, an increase of $7.7 million or 97.1%. Of this increase, approximately $5.3 million represents general and administrative expenses of OptiCare Eye Health Centers and $0.3 million represents general and administrative expenses of Cohen Systems, as a result of the mergers in 1999. In addition, $0.7 million represents increased general and administrative costs of managed care operations primarily incurred to support the company's growth in its managed care business. The remaining $1.4 million primarily represents an increase in corporate and other costs associated with the company's overall growth or 31.7%.

    Restructuring and other one-time charges. Restructuring and other one-time charges includes a restructuring charge of $2.3 million, terminated merger costs of $1.8 million and other non-recurring charges of $0.2 million. The restructuring charge was recorded to cover restructuring costs associated with the company's restructuring plan, which included closing and consolidating certain facilities, reducing overhead and streamlining operations. The restructuring charge was comprised of $0.2 million of employee termination costs, $1.2 million of lease related charges, $0.8 million of fixed asset write-offs and $0.1 million of other related expenses. The terminated merger costs represent non-recurring costs associated with the merger with Vision Twenty-One, which was terminated in June 2000. The company also recorded a $0.2 million charge consisting of one-time costs related to the canceled sale of the Connecticut operations. These costs consisted primarily of professional fees and related transaction expenses.

    Depreciation. Depreciation expense increased to $2.8 million for the year ended December 31, 2000 from $1.4 million for the year ended December 31, 1999, an increase of $1.4 million. This increase is primarily due to depreciation on fixed assets acquired in connection with the mergers with OptiCare Eye Health Centers in August 1999 as well as depreciation on fixed asset purchases and leasehold improvements which were made to support the integration and growth of the company subsequent to the mergers.

    Amortization and write-off of goodwill. Amortization expense increased to $2.9 million for the year ended December 31, 2000 from $0.6 million for the year ended December 31, 1999, an increase of $2.3 million. Of this increase, $1.3 million represents a write-off of goodwill. That write-off represents the unamortized goodwill balance allocated to the managed care operations in Connecticut which were closed. The remaining increase is primarily due to the amortization of intangibles recorded in connection with the mergers with OptiCare Eye Health Centers in August 1999.

    Interest expense. Interest expense increased to $3.5 million for the year ended December 31, 2000 from $3.2 million for the year ended December 31, 1999, an increase of $0.3 million or 7.8%. The increase in interest expense is primarily due to an increase in the average interest rate associated with our bank indebtedness as well as interest costs associated with the $2.3 million of additional financing obtained by the company on October 10, 2000 from Alexander Enterprise.

    Income (loss) from continuing operations before income taxes. Income from continuing operations before income taxes was a loss of $(11.2) million for the year ended December 31, 2000 compared to income of $0.6 million for the year ended December 31, 1999, a decrease of $11.8 million. This decrease was primarily attributed to restructuring and other one-time charges of $4.3 million, a write-off of goodwill of $1.3 million, and an increase of $2.4 million in depreciation and amortization. The remaining change is primarily due to other increases in corporate and operating expenses described above.

    Income tax expense. The company recorded income tax expense of $3.0 million for the year ended December 31, 2000. The tax expense is primarily due to the establishment of a valuation allowance against the company's deferred tax assets. The valuation was based on the uncertainty regarding the company's ability to utilize its net operating loss carryforwards.

    Loss from discontinued operations, net of tax. Discontinued operations represent the loss from Prime's ophthalmology division. During 1999, the company revised its estimate of loss on those disposed operations and recorded an additional loss of $2.5 million, net of a tax benefit of $0.2 million. The disposal of these operations was substantially completed by December 31, 1999. There was no loss from discontinued operations recorded during 2000.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

    Managed Care revenue. Managed care revenue increased to $24.4 million for the year ended December 31, 1999 from $14.9 million for the year ended December 31, 1998, an increase of $9.5 million or 63.8%. Of this increase, $3.7 million represents managed care revenue of OptiCare Eye Health Centers for the months of September through December 1999. The remaining increase is due to new managed care contracts and growth in existing member lives.

    Professional Services revenue. Laser correction and professional services revenue was $4.1 million for the year ended December 31, 1999. This revenue was comprised of $1.5 million from laser vision correction and ambulatory surgery services, $1.6 million from HSO service agreements and $1.0 million of revenue from Cohen Systems, Inc. for the three months ended December 31, 1999. There was no such revenue from these operations in 1998.

    Integrated Services revenue. Integrated services and product sales revenue increased to $66.1 million for the year ended December 31, 1999 from $49.7 million for the year ended December 31, 1998, an increase of $16.4 million or 33.0%. Of this increase $10.4 million represents optometry and ophthalmology revenue of OptiCare Eye Health Centers for the months of September through December 1999. The increase is also a result of growth in revenue from the company's buying group that increased from $30.0 million for the year ended December 31, 1998 to $33.4 million for the year ended December 31, 1999, an increase of $3.4 million or 11.3%. The remaining increase is attributable to growth in the other optometry and retail areas.

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

    Salaries, wages and benefits. Salaries, wages and benefits increased to $20.1 million for the year ended December 31, 1999 from $9.3 million for the year ended December 31, 1998, an increase of $10.8 million or 116.1%. Of this increase $8.0 million represents compensation expenses of OptiCare Eye Health Centers for the months of September through December 1999. The remaining increase primarily represents increased employee costs associated with servicing increased managed care contracts.

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

    Loss from discontinued operations, net of tax. Discontinued operations represents the loss from Prime's ophthalmology division. Loss from discontinued operations for the year ended December 31, 1998 was $34.9 million. Discontinued operations for the year ended December 31, 1999 includes an additional loss on disposal of $2.3 million, which represents our revised estimate of loss.

    Net income (loss). The company had a net loss of $2.0 million for the year ended December 31, 1999 compared to a net loss of $38.1 million for the year ended December 31, 1998, a decrease of $36.1 million. This change was the result of an increase in net income from continuing operations of $3.6 million and a decrease in the loss from discontinued operations of $32.5 million.

LIQUIDITY AND CAPITAL RESOURCES

    The company's principal sources of liquidity are from cash flows generated from operations and from borrowings under the company's credit facility. The company's principal uses of liquidity are to provide working capital and meet debt service requirements. As of December 31, 2000, the company had cash and cash equivalents of approximately $1.4 million, no additional borrowing capacity under its revolving credit facility and was in violation of certain covenants under its credit facility.

    The company was unable to pay the interest and principal of approximately $1.7 million due on January 2, 2001 to its senior lender, Bank Austria, under the credit facility. Bank Austria formally declared an event of default under the credit facility on March 23, 2001, and on September 25, 2001, Bank Austria demanded payment in full of all outstanding obligations of the company to Bank Austria. In addition, on October 5, 2001, Alexander Enterprise formally declared an event of default under its loan to the company, as a result of the company's aforementioned default under its credit facility. As of November 1, 2001 the company has not made its scheduled principal payments due in 2001 under its credit facility and the company's arrearage with respect to such delinquent principal and interest totaled approximately $6.2 million. Total principal and accrued interest due to Bank Austria under its credit facility and to Alexander Enterprise Holdings Corp. under its bridge loan was approximately $34.5 million at November 1, 2001. Without new financing, the company cannot pay its obligations to Bank Austria and Alexander Enterprise, and Bank Austria and Alexander Enterprise have the right to commence foreclosure upon the assets of the company.

    The company will need to obtain additional financing or refinancing of its existing debt to ensure sufficient funding of its operations and to have the ability to service its debt obligations. In November 2001, the company signed preliminary, non-binding agreements with certain third parties, including the company's bank, to reduce and replace its existing credit facility. However, there can be no assurance that the company will complete such refinancing. Failure to obtain such refinancing would have a material adverse effect on the company's business, financial condition and results of operations.

    The Bank Austria credit facility described below was established in 1999 at the time of the mergers of PrimeVision Health and OptiCare Eye Health Centers.

Bank Austria Credit Facility, Alexander Enterprise Bridge Loan


    In August 1999, in connection with the mergers of PrimeVision Health and OptiCare Eye Health Centers, the company established a credit facility by entering into a loan agreement with Bank Austria Creditanstalt Corporate Finance, Inc., as agent for the lenders. Borrowings from the credit facility were used to pay certain indebtedness of PrimeVision Health and OptiCare Eye Health Centers and to fund the company's business operations. The credit facility is comprised of a term loan and up to a $12.7 million revolving credit facility, and is secured by a security interest in substantially all of the assets of the company. The company is required to maintain certain financial ratios, which are calculated on a quarterly and annual basis, as part of the financial covenants set forth in the credit facility. After giving effect to the amendment discussed below, the credit facility is to terminate on June 1, 2003. As of November 1, 2001, the company had $17.4 million of borrowings outstanding under the term loan and $12.3 million of advances outstanding under the revolving credit facility.

    The interest rate applicable to the Bank Austria credit facility equals the Base Rate or the Eurodollar Rate (each, as defined in the credit facility agreement with Bank Austria), as the company may from time to time elect. The Base Rate, after giving effect to the amendment discussed below, is generally the higher of: (a) the prime rate of Bank Austria for domestic commercial loans in effect on such applicable day, or (b) the federal funds rate in effect on such applicable day plus three-quarters of one percent (3/4 of 1%), which generally equals LIBOR plus 2.25%. The Eurodollar Rate has generally equaled the offered rate quoted by Bank Austria in the inter-bank Eurodollar market for U.S. dollar deposits of an aggregate amount comparable to the principal amount of the Eurodollar loan to which the quoted rate is to be applicable.

    The company's subsidiaries guaranteed the payments and other obligations under the credit facility, and the company (including certain subsidiaries) granted a security interest in substantially all assets in favor of the Bank Austria lenders. The company also pledged the capital stock of certain of subsidiaries to the lenders.

    The Bank Austria credit facility contains certain restrictions on the conduct of our business, including restrictions on incurring debt, declaring or paying any cash dividends or making any other payment or distribution on our capital stock, and creating liens on the company's assets. We are required to maintain certain financial covenants, including a minimum fixed charge coverage ratio, a leverage ratio, a senior leverage ratio, and an interest coverage ratio. The company is also restricted from incurring capital expenditures in excess of a specified amount and is required to achieve minimum cash flows.

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

    Effective June 30, 2000, the Bank Austria credit facility was amended to provide, among other things, that: (i) the terminated merger costs associated with the Vision Twenty-One merger were excluded from the calculation of the financial covenants and the company's borrowing availability; (ii) the interest rate was increased by one-half of one percent (1/2 of 1%) to the amount set forth above; (iii) the term was reduced by one year with the termination date changing from June 1, 2004 to June 1, 2003; and (iv) the company agreed to raise, or enter into binding commitments to raise, no less than $5.0 million by January 1, 2001 through the issuance of equity or subordinated indebtedness or other means reasonably approved by Bank Austria. In accordance with the terms of the amended credit facility, 50% of any capital raised through the issuance of equity or subordinated indebtedness would be used to reduce indebtedness under the credit facility. The remainder would be used for capital expenditures and to meet working capital requirements. In the event other means were used to raise such capital, the company could be required to use all of such funds to reduce indebtedness under the Credit Facility.

    On October 10, 2000 the company obtained $2.25 million through a bridge financing arrangement with Alexander Enterprise Holdings Corp. and entered into a second amendment to the Bank Austria credit facility. Of the $2.25 million of proceeds from the bridge loan, $1.2 million was paid to Bank Austria as required by the amended credit facility, and the remaining $1.1 million was used for general working capital purposes. Of the $1.2 million paid to Bank Austria, $0.3 million was applied to past due interest, $0.4 million was used to repay principal and $0.5 million was applied as a prepayment of interest.


    The bridge loan was secured through a security agreement in which Alexander Enterprise was granted a security interest in substantially all of the assets of the company, which is junior to the security interests of Bank Austria.

    The bridge loan was evidenced by a secured promissory note (the "Note") issued to Alexander Enterprise which accrues interest at the Eurodollar rate, generally equal to LIBOR, plus two and one-quarter percent (2-1/4%). It is to mature on June 1, 2003, the same date as the maturity of the Bank Austria credit facility.

    Also on October 10, 2000, Alexander Enterprise and Bank Austria entered into an intercreditor agreement pursuant to which Bank Austria agreed that, in the event of a "Qualified Sale" (a sale or other disposition of collateral securing the credit facility or the bridge loan; or a principal repayment of either the credit facility or the bridge loan as a result of a bankruptcy proceeding involving the company) from which Bank Austria receives at least $5.0 million, then, to the extent that the proceeds from such Qualified Sale exceed $5.0 million, such excess proceeds would be payable to Alexander Enterprise.

    In connection with the bridge loan, the company issued a warrant to a designee of Alexander Enterprise to purchase 2,250,000 shares of common stock at $1.00 per share. The estimated fair value of the warrant at the date of issuance was $0.6 million. This value was determined using the Black-Scholes pricing model. This value was recorded as a discount to the bridge loan and is being amortized to interest expense over the life of the loan.

    On January 5, 2001, the bridge loan from Alexander Enterprise was amended. In connection with the amended bridge loan, the company received an additional $0.5 million of cash; it cancelled warrants issued in October 2000 to purchase 2,250,000 shares of common stock at $1.00; and it issued new warrants to purchase (i) 2,000,000 shares of common stock at an exercise price of $1.00 per share and (ii) 750,000 shares of common stock at an exercise price of $0.40 per share. Funds for this $0.5 million addition to the bridge loan were provided by Palisade Private Concentrated Equity Partnership, L.P ($400,000); Dean J. Yimoyines, M.D., president and chief executive officer of the company ($50,000); and Alexander Enterprise ($50,000).

    On February 26, 2001, we entered into a Pre-Workout Agreement with Bank Austria Creditanstalt Corporate Finance, Inc. Bank Austria provides a term loan and revolving credit facility which totaled at December 31, 2000, $29.7million. The Pre-Workout Agreement established certain understandings between the bank and ourselves including the fact that we were in default under the loan documents which govern the term loan and revolving credit facility. Such defaults included our failure to pay principal and interest when due and our failure to observe or perform certain affirmative covenants and other covenants.

    On March 23, 2001, Bank Austria formally notified us of the occurrence of events of default under the aforementioned credit facility. The bank forbid the company from making any payments on account of debt junior to that of the bank, including under certain Seller Notes representing long-term obligations of the company to certain medical practices.

    Pursuant to an understanding reached with the bank shortly after receiving such notice, we engaged Morris-Anderson & Associates, Ltd., a management consulting firm, to assist us in restructuring our long-term debt. Although in its March 23 notice the bank had formally reserved its rights under the terms of the credit facility, the aforementioned understanding was that, during a period of unspecified duration, the events of default referred to in that notice would, on an operating basis, be considered waived while we worked with Morris-Anderson to restructure our debt. We continued, however, to be prohibited from paying any junior debt, including Seller Notes.

    On September 25, 2001, Bank Austria gave the company formal notice of: (i) the occurrence of certain additional defaults under the credit facility loan documents; (ii) the immediate termination of the commitments under the loan documents; and (iii) the requirement that all amounts outstanding under the credit facility were to be immediately due and payable. The company continues to negotiate in good faith with Bank Austria and with other parties in an effort to replace the Bank Austria credit facility with another financing arrangement which would provide adequate capital support, at a manageable cost, to the company. It believes that the proposed transactions involving Bank Austria, Palisade Concentrated Equity Partnership, L.P. and CapitalSource Finance, LLC, described above in "Item 1. Business - New Capital Structure," comprise such an arrangement.


New Capital Structure for OptiCare

    In November 2001, certain letters of intent were entered into concerning a major capital restructuring of the company. If certain conditions are met and the transactions contemplated by these letters of intent are consummated, these transactions as presently proposed are expected (as of November 2001) to lower the company's long-term debt by approximately $9.9 million, increase its equity by approximately $9.0 million and reduce its next-12-months' debt service by approximately $3.7 million.

     One of the company's major shareholders, Palisade Concentrated Equity Partnership, L.P. ("Palisade") reached preliminary agreement with Bank Austria Creditanstalt Corporate Finance, Inc. ("Bank Austria") concerning new terms for refinancing all of the company's borrowings and other direct and indirect obligations to Bank Austria. Those terms if implemented as proposed, provide that, in exchange for payments to the bank by the company which payments would total approximately $23.4 million (payable partly in cash at the closing and partly by issuance of a 2-year promissory note of the company), Bank Austria would:

     o Cancel the company's existing principal and interest obligations, which total approximately $31.6 million (approximately $29.7 million in principal and $1.9 million in interest);

     o Eliminate the company's contingent exposure to Bank Austria, which, as of November 1, 2001, totaled approximately $2.7 million;

     o Relinquish to the company (which will retire) all of Bank Austria's stock, warrants and other ownership interests in the company.

     As part of its letter of intent with the company, Palisade also--subject to a number of conditions--tentatively agreed if the proposed transactions are consummated, to provide funds with which the company could satisfy bridge loans of $2.3 million, plus interest, from Alexander Enterprise Holdings, Inc.

     In this capital restructuring, if the proposed transactions are consummated, Palisade would invest in the company a total of $3.5 million of cash and provide letter of credit backing for obligations of the company totaling $16.7 million. A portion of the letter of credit backing would support new, secured credit facilities to be provided by CapitalSource Finance, LLC, which is an asset-based lender specializing in the health care industry. Palisade may also consider providing letter of credit backing for an as-yet-undetermined amount of undertakings by the company which would be required to support the company's growth.

     After carefully considering options available to the company, both management and the special committee of the company's Board of Directors has concluded that, without the cash investment and credit support being offered by Palisade, the company would not be able to obtain the substantial--and necessary--reduction, described above, of the company's debt to Bank Austria, nor would the company be able to obtain the other financing involved in this proposed transaction.

     In exchange for that investment and support, Palisade would acquire 2.5 million shares of the company's newly authorized Series B 12.5% Voting Convertible Redeemable Participating Preferred Stock (convertible into common stock on an one-for-ten basis) and warrants to purchase approximately 16.7 million additional shares of the company's common stock. Palisade would also convert an existing bridge loan to the company into preferred stock. This would raise Palisade's effective ownership of voting stock of the company from the present 18.5% to approximately 75% on a fully-diluted basis. (See "Item I. Business - New Capital Structure.")

     There can be no assurance that these proposals will be carried out on the terms presently proposed, or on other terms comparably favorable to the company, or at all on any terms, or that, if the proposals are implemented, the company will be able to recover its financial strength and become profitable.

     Statements in this Form 10-K regarding the proposed capital restructuring have not been reviewed or approved by Bank Austria and Bank Austria has assumed no responsibility for such statements.

Cash Flows from Operations

    For the year ended December 31, 2000 the company used $3.2 million in operating activities and $1.8 in investing activities while net cash provided by financing activities was $3.6 million. Cash used in operating activities included an $14.2 million loss from continuing operations, and a $0.7 million decrease in accounts payable, accrued expenses and other liabilities. These and other changes in working capital were partially offset by $9.5 million of non-cash charges for deferred income taxes, restructuring, depreciation, amortization and write-off of goodwill. The company invested $1.8 million in purchases of fixed assets in the year 2000. Fixed asset purchases were comprised of improvements to existing facilities, the purchase of equipment and the upgrade of certain information systems. The latter were incurred primarily to support the integration and growth of the company subsequent to the mergers. Cash provided by financing activities included $10.0 million of net proceeds from the sale of 3,571,429 registered shares of common stock in January 2000, $2.3 million of proceeds from a bridge loan in October 2000 and $0.8 million in advances under the company's revolving credit facility. Cash provided by financing activities was partially offset by approximately $9.5 million of principal payments on long-term debt.

    For the year ended December 31, 1999 the company used $0.4 million in operating activities, $1.2 million in investing activities and $1.5 million in financing activities. Cash used in operating activities included $2.3 million of discontinued operations partially offset by a non-cash charge of $2.0 million for depreciation and amortization. Cash used in investing activities included $1.9 million of capital expenditures. Net cash used in financing activities included $32.5 million for the repayment of the old credit facility and $33.0 million of proceeds from the new credit facility.

    As of December 31, 2000, under agreement with the Texas Department of Insurance, the company was required to maintain restricted investments of $500,000. In addition, the company is not to declare or pay dividends or otherwise transfer any funds from its limited purpose health maintenance organization in Texas without prior approval from the Department of Insurance. As of February 8, 2001, the Texas Department of Insurance reduced the required restricted investment to $250,000. In addition, it no longer requires the company to obtain written approval to declare and pay dividends.

    As of January 1, 2000, the company voluntarily relinquished its HMO license in North Carolina and is no longer subject to any liquidity restrictions with the North Carolina Department of Insurance.

Stock Offering

    In January 2000, the company completed the sale of 3,571,429 registered shares of common stock. Gross proceeds from the offering, based on the offering price of $3.50 per share, totaled $12.5 million, including the cancellation of a $2.0 million subordinated note payable previously issued by the company. The shares were issued under a registration statement filed with the Securities and Exchange Commission on January 18, 2000. The company used $7.0 million of the net proceeds to pay down long-term debt and used the remaining proceeds for, among other things, business expansion, working capital and general corporate purposes.

IMPACT OF INFLATION AND CHANGING PRICES

    The company's revenue is subject to pre-determined Medicare reimbursement rates which, for certain products and services, have decreased over the past three years. A decrease in Medicare reimbursement rates could have an adverse effect on the company's results of operations if it cannot offset these reductions through increases in revenues or decreases in operating costs. To some degree, prices for health care services and products are driven by Medicare reimbursement rates, so that the company's non-Medicare business is also affected by changes in Medicare reimbursement rates.

    Management believes that inflation has not had a material effect on the company's revenues for the past three years.

FORWARD-LOOKING INFORMATION

    Certain statements in this Form 10-K and elsewhere (such as in other filings by the company with the Securities and Exchange Commission, press releases, presentations by the company or its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those relating to the proposed new financial structure for the company, the end of the suspension of the trading of the company's common stock by the American Stock Exchange and the continued listing of the stock on the Exchange, future opportunities, the outlook of customers, the reception of new services, technologies and pricing methods, existing and potential strategic alliances, the likelihood of incremental revenues offsetting expense related to new initiatives, and expected improvements in the company's financial condition as a result of the proposed new capital structure. In addition, such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the company to be materially different from any future results expressed or implied by such forward-looking statements. Such factors include: changes in the regulatory environment applicable to the company's business, demand and competition for the company's products and services, general economic conditions, risks related to the eye care industry, the company's ability to successfully integrate and profitably manage its operations, and other risks detailed from time to time in the company's periodic earnings releases and reports filed with the Securities and Exchange Commission, as well as the risks and uncertainties discussed in this Form 10-K. The company undertakes no obligation to publicly update or revise forward looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The company is subject to market risk from exposure to changes in interest rates based on its financing activities. The nature and amount of the company's indebtedness may vary as a result of future business requirements, market conditions and other factors. The extent of the company's interest rate risk is not quantifiable or predictable due to the variability of future interest rates and financing needs.

    The company does not expect changes in interest rates to have a material effect on income or cash flows in the year 2001, although there can be no assurances that interest rates will not significantly change. An increase of 10% in the interest rate payable by the company would increase the annual interest expense by $0.3 million, assuming that the company's borrowing level is unchanged. The company did not use derivative instruments to adjust the company's interest rate risk profile during the year ended December 31, 2000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements of the company and the reports of independent certified public accountants thereon are set forth herein beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Our Board of Directors formally approved the appointment of Deloitte & Touche LLP as its independent accountants on August 30, 1999, and at the same time, determined not to engage Ernst & Young LLP as the company's independent accountants for the year ended December 31, 1999. Ernst & Young LLP audited Saratoga's consolidated financial statements as of, and for the year ended, December 31, 1998. The Board of Directors of Saratoga formally approved the appointment of Ernst & Young LLP, of Dallas, Texas, as its independent accountants to audit Saratoga's consolidated financial statements for 1998 on March 29, 1999.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    The following table sets forth the name, age and position of each of our directors and executive officers as of November 1, 2001. Each director will hold office until the next annual meeting of stockholders or until his or her successor has been elected and qualified. Our executive officers are appointed by and serve at the discretion of the Board of Directors.


NAME                              AGE     POSITION

Dean J. Yimoyines, M.D.            53     Chairman of the Board of Directors, President and Chief Executive Officer
William A. Blaskiewicz             39     Vice President and Chief Financial Officer
Allan L.M. Barker, O.D.            54     President of the Professional Services Division
Gordon A. Bishop                   52     President of Connecticut Operations and the Buying Group
Raymond W. Brennan                 63     Director
Stephen Cohen                      54     President of Cohen Systems
Norman S. Drubner, Esq.            61     Director
Alan J. Glazer                     60     Director
D. Blair Harrold, O.D.             55     President of Retail Optometry, North Carolina Operations
Jason M. Harrold                   31     President of the Managed Care Division
Frederick A. Rice                  56     Director



    Dr. Yimoyines has served as Chairman of the Board, Chief Executive Officer and President since August 13, 1999. Dr. Yimoyines is a founder of OptiCare Eye Health Centers and served as the Chairman, President and Chief Executive Officer of OptiCare Eye Health Centers since 1985. Dr. Yimoyines has been instrumental in the development and implementation of OptiCare Eye Health Centers' business for nearly twenty years. He graduated with distinction from the George Washington School of Medicine. He completed his ophthalmology residency at the Massachusetts Eye and Ear Infirmary, Harvard Medical School. Dr. Yimoyines completed fellowship training in vitreoretinal surgery at the Retina Associates in Boston. He is a graduate of the OPM (Owner / President Management) program at Harvard Business School and is a Fellow of the American Academy of Ophthalmology.


    Mr. Blaskiewicz has served as Chief Financial Officer of OptiCare Health Systems, Inc. since September 1, 2001. Mr. Blaskiewicz had served as Director of Finance, Corporate Controller, Vice President of Finance and, most recently, Chief Accounting Officer for the company from February 1998 to August 2001. Prior to joining the company, Mr. Blaskiewicz held various positions, including Director of Budgeting, with Massachusetts Mutual Life Insurance Company (1993 to
1998), Manager with Ernst & Young (1989 to 1993) and Field Auditor with the Internal Revenue Service (1986 to 1989). Mr. Blaskiewicz holds a Master of Business Administration from the University of Hartford and a Bachelor of Science in Accounting from Central Connecticut State University. Mr. Blaskiewicz is a member of the American Institute of Certified Public Accountants (AICPA), the Connecticut Society of Certified Public Accountants (CSCPA) and the Institute of Management Accountants (IMA). Mr. Blaskiewicz is a certified public accountant in Connecticut and holds Certified Management Accountant (CMA) and Certified in Financial Management (CFM) designations from the IMA.


     Dr. Barker has served as President of the Professional Services Division since August 13, 1999 and was a director of the company from August 1999 to January 2001. Dr. Barker was a senior executive officer and director of PrimeVision Health from 1996 to 1999. He is a licensed optometrist with 25 years experience in the eye care industry. From October 1989 to July 1996, Dr. Barker served as co-president of Consolidated Eye Care, Inc., the parent company of AECC/Pearlman Buying Group and AECC Total Vision Health Plan, Inc. Also during this period, Dr. Barker served as vice president and secretary of Optometric Eye Care Center, P.A. Dr. Barker received his Doctor of Optometry degree in 1975 from Southern College of Optometry in Memphis, Tennessee.

    Mr. Bishop has served as President of our Buying Group since August 1999 and as President of our Connecticut Operations since May 2001. From June 1998 to August 1999, Mr. Bishop directed the retail operations of OptiCare Eye Health Centers, Inc. Mr. Bishop has over 30 years' of experience in the optical industry, having served in a variety of different capacities with companies in the United States and Canada. From August 1997 to April 1998, he served as Vice President of Operations for Public Optical. From July 1994 to April 1997, he served as Operations Manager for Vogue Optical. From June 1990 to July 1994, he held positions of increasing responsibility with Standard Optical Ltd., ultimately holding the position of Vice President of Operations for that company. Mr. Bishop received his Business Administration Diploma from Confederation College of Applied Arts and Technology and subsequently obtained an Ophthalmic Dispensing Diploma from Ryerson Polytechnic University. He holds a variety of eye care professional certifications, including certification by the American Board of Opticianry. He holds a Fellowship in the National Academy of Opticianry.

    Mr. Brennan was elected as a director effective November 1, 2001. Following a banking career which spanned more than 20 years, he became president and owner of a number of substantial automobile dealerships in the central Connecticut area. Currently President of Thrifty Car Sales in Waterbury, CT, a position he has held since 2000, Mr. Brennan previously (1993-1999) owned and operated Pride Auto Center in Waterbury, a Dodge and Chrysler Plymouth dealership. From 1976 to 1991, Mr. Brennan owned and operated Dodge and Toyota automobile dealerships. With a Bachelor of Arts degree from Bentley College, Mr. Brennan held positions of increasing responsibility in the installment lending divisions of the Waterbury National Bank, the New Britain Bank & Trust Company and the Connecticut Bank & Trust Company, where he was Vice President of Installment Lending and Credit Card Merchant Sales.

     Mr. Cohen has been President of Cohen Systems, a wholly-owned subsidiary of the company, since October 1999. From 1986 to 1999, Mr. Cohen was president of C.C. Systems, now Cohen Systems. Cohen Systems develops and markets software for the ophthalmologic industry, including production, management and inventory systems for labs, optometrists, opticians and ophthalmologists. Prior to founding C.C. Systems, Mr. Cohen was, from 1981-85, general manager at Welling International, an optical frame and lens distributor; from 1976-1980, president of Plastic Plus in Toronto, one of the first plastic lens fabricators in Canada; and, from 1972-1975, national sales manager for Monarch Optical, a distributor of frames, lenses and supplies to the optical industry in Canada. Mr. Cohen has over 30 years of experience in the optical industry.

     Mr. Drubner was elected as a Director effective November 1, 2001. He is senior partner in the law firm of Drubner, Hartley, O'Connor & Mengacci, which he founded in 1971, and is the owner of Drubner Industrials, a commercial real estate brokerage firm. Mr. Drubner has been practicing law in Connecticut since 1963, specializing in real estate, zoning, and commercial transactions. He is a member of the Connecticut Bar and the Waterbury, CT Bar Association. Mr. Drubner has been admitted to practice before the U.S. District Court, District of Connecticut. He is a former trustee of Teikyo Post University and is a Director of American Bank of Connecticut (AMEX-BKC). Mr. Drubner holds a Bachelor of Arts degree from Boston University and received his Juris Doctor degree from Columbia University in 1963.


     Mr. Glazer was elected as a Director effective November 1, 2001. Mr. Glazer is a Principal at Morris Anderson & Associates, Ltd., a management consulting firm, which he joined in 1984. Prior to that, Mr. Glazer was Senior Vice President and Chief Financial Officer for Consolidated Foods Corporation, a large international manufacturer and distributor of branded consumer products. Mr. Glazer played a major role in Consolidated Foods' strategic planning, including raising capital and working with "problem plagued" divisions. He also supervised all treasury, tax, insurance, MIS, controllership and internal audit activities. Before joining Consolidated Foods, Mr. Glazer spent 13 years at Arthur Andersen & Co., the last five as a partner, where he managed some of the firm's client relationships with major national and international companies, primarily in the consumer products and health care industries. He has extensive experience in corporate reorganizations, including the structuring of mergers and acquisitions and of debt. Mr. Glazer received a Bachelor of Science degree in Business Administration from Roosevelt University, did graduate work at Northwestern University and is a certified public accountant.

     Dr. D. Blair Harrold has served as the President of Retail Optometry, North Carolina Operations, since August 13, 1999. Prior thereto, Dr. Harrold served as a senior executive and director of PrimeVision Health since its acquisition of Consolidated Eye Care, Inc., renamed OptiCare Eye Health Network, Inc., in July 1996. Dr. Harrold founded Consolidated Eye Care in 1989 and served as its Co-President until its acquisition by PrimeVision Health. Dr. Harrold is a licensed optometrist, having graduated from Ohio State University with a Bachelor of Science degree in physiological optics and a Doctor of Optometry degree in 1971. Dr. Harrold also is President of Optometric Eye Care Center, P.A., a North Carolina professional association. He is a member of the American Optometric Association and the North Carolina State Optometric Association and is a Fellow in the American Academy of Optometry. Dr. Harrold is an uncle of Mr. Jason Harrold, President of the company's Managed Care Services Division.

     Mr. Jason Harrold has served as President of the Managed Care Services Division since August 2000. Mr. Harrold served as Chief Operating Officer of the Managed Care Services Division from January 2000 through July 2000 before being appointed its President. Mr. Harrold served as Vice President of Operations from July 1999 to December, 2000 and Vice President of Quality Management from July 1996 to June 1999 for the Managed Care Services Division. From November 1993 to July 1996, Mr. Harrold was employed by Alcon Laboratories as a sales representative for its vision care division. Mr. Harrold graduated from the University of South Carolina in 1992 with a Bachelor of Science degree with dual majors in Business Administration for Management Science and Insurance and Economic Security. He earned a Masters degree in Business Administration from Appalachian State University in 1993. Mr. Jason Harrold is the nephew of Dr. Blair Harrold, President of the company's Retail Optometry, North Carolina Operations.

     Mr. Rice was elected a Director effective November 1, 2001. He is Managing Director of The Nauset Group, Inc., a turnaround management consulting firm he established in 1995. Nauset provides financial advisory services to troubled businesses and to financial institutions. With a Bachelor of Arts degree in economics from American University and an MBA in finance from Rutgers Graduate School of Business Administration, Mr. Rice held positions of increasing responsibility in the banking sector, including vice president at National Westminster Bank and senior vice president and chief credit officer at Urban National Bank. A Certified Turnaround Professional (CTP) and an Accredited Valuation Analyst (AVA), Mr. Rice is a director and past president of the Turnaround Management Association (NJ Chapter) and a member of Garden State Credit Associates, the Venture Association of New Jersey and the New York Institute of Credit. Mr. Rice is an Adjunct Professor, teaching corporate finance, banking and financial institutions, at Ramapo College in New Jersey and St. Thomas Aquinas College in New York.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Mr. Jason Harrold was 3 days late in filing Form 3 following his appointment as an officer of the company and the award to him of stock options reported in his Form 3.

ITEM 11.  EXECUTIVE COMPENSATION


    The Executive Compensation discussion below for periods prior to the closing of the mergers on August 13, 1999, includes executive compensation of directors and officers earned from PrimeVision Health and OptiCare Eye Health Centers, as the case may be, and does not include any information relating to Saratoga or Saratoga's officers and directors prior to the mergers.


SUMMARY COMPENSATION TABLE

    The following table sets forth, for the fiscal years ended December 31, 2000, 1999 and 1998, compensation paid by us to the chief executive officer and our four other most highly compensated executive officers whose total compensation exceeded $100,000.

                                                ANNUAL COMPENSATION              LONG TERM COMPENSATION
                                            ---------------------------     -----------------------------------
                                                                                                ALL OTHER
NAME AND PRINCIPAL POSITION           YEAR    SALARY ($)    BONUS ($)       OPTIONS (#)    COMPENSATION ($) (9)
---------------------------           ----    ----------    ---------       -----------    --------------------
Dean J. Yimoyines, M.D. (1)           2000     410,000        28,505                   0              15,127
Chairman of the Board of              1999     403,650        62,152             325,000 (8)          10,671
Directors, President and              1998     360,537       139,756             286,450 (7)          10,948
Chief Executive Officer

Steven L. Ditman (2)                  2000     175,000                                 0              10,125
Former Executive Vice President,      1999     159,135        20,000             150,000 (8)           2,700
Chief Financial Officer               1998     145,673        32,000              72,977 (7)               0
and Director

Allan L.M. Barker, O.D. (3)           2000     150,000             0                   0               3,000
President of  Professional            1999     263,161             0                   0               5,000
Services Division                     1998     305,028           271                   0               5,160

D. Blair Harrold, O.D. (4)            2000     150,000             0                   0               3,000
President of  Retail Optometry,       1999     263,485             0                   0               3,566
North Carolina Operations             1998     305,028             0                   0               5,000

Jason M. Harrold (5)                  2000     122,740             0              45,000               2,455
President of the Managed              1999      85,240        13,692              11,250               4,947
Care Division                         1998      70,962         7,317                                   3,914

Samuel Petteway (6)                   2000     120,329             0                   0             114,021
Former President of the               1999     294,590        63,868              45,000 (8)           5,000
Managed Care Division                 1998     201,000        57,582                   0               5,206



(1) The information includes the aggregate compensation paid by OptiCare Eye Health Centers and OptiCare P.C. for the services of Dr. Yimoyines.


(2) The information includes the compensation paid by OptiCare Eye Health Centers for the services of Mr. Ditman. Mr. Ditman resigned the company's Board of Directors on June 15, 2001 and resigned as an officer of the company effective August 24, 2001. All of Mr. Ditman's options expired on November 24, 2001.


(3) The information includes the aggregate compensation paid by PrimeVision Health and Consolidated Eye Care for the services of Dr. Barker.

(4) The information includes the aggregate compensation paid by PrimeVision Health and Consolidated Eye Care for the services of Dr. Harrold.

(5) The information includes the aggregate compensation paid by PrimeVision Health and Consolidated Eye Care for the services of Mr. Harrold.


(6) The information includes the aggregate compensation paid by PrimeVision Health and Consolidated Eye Care for the services of Mr. Petteway. Mr. Petteway's employment ended effective July 31, 2000. A severance payment of $111,415 is included as Other Compensation.


(7) Awards reflected represent options currently held by our executive officers which were received in connection with the mergers on August 13, 1999 in exchange for options of OptiCare Eye Health Centers capital stock or PrimeVision Health common stock, as the case may be.

(8) Upon the closing of the mergers on August 13, 1999, we granted options to purchase 325,000, 150,000 and 45,000 shares of common stock under our Performance Stock Program to Dr. Yimoyines, Mr. Ditman and Mr. Petteway, respectively.


(9) The executive officers were provided with certain group life, health, medical and other non-cash benefits generally available to all salaried employees and not included in this column pursuant to the rules promulgated under the Exchange Act. The amounts shown include: (i) matching contributions by us under a 401(k) retirement savings plan maintained by us for each of Messrs. Yimoyines $5,250, $1,200 and $1,200; Ditman $2,925, $0 and $0; Barker $3,000, $5,000 and $5,160; D.B. Harrold
     $3,000, $3,566 and $5,000; J.M. Harrold $2,455, $4,957 and $3,914; and
     Petteway $2,407, $5,000 and $5,206 for the years 2000, 1999 and 1998, respectively; (ii) insurance premiums paid by us on behalf of Dr. Yimoyines for disability insurance of $2,555 for each of the years 2000, 1999 and 1998; (iii) car allowance paid by us on behalf of Dr. Yimoyines of $3,200, $3,438 and $3,025 for the years 2000, 1999 and 1998, respectively, and on behalf of Mr. Ditman of $7,200 and $2,700 for the years, 2000 and 1999, respectively; (iv) country club dues paid by us on behalf of Dr. Yimoyines were $4,122, $3,478 and $4,168 for the years 2000, 1999 and 1998, respectively.


OPTIONS GRANTED IN 2000

    The following table sets forth information regarding options granted in 2000 and currently held by the named executive officer. In accordance with the rules of the Securities and Exchange Commission, the table sets forth the hypothetical gains or "option spreads" that would exist for the options at the end of their terms. These gains are based on assumed rates of annual compound stock price appreciation of our common stock of 5% and 10% from the date the options were granted to the end of the option terms.



                                                                                           POTENTIAL REALIZABLE
                                                                                          VALUE AT ASSUMED ANNUAL
                                              PERCENTAGE OF                                RATES OF STOCK PRICE
                            NUMBER OF         TOTAL OPTIONS                               APPRECIATION FOR OPTION
                            SECURITIES         GRANTED TO       EXERCISE                           TERM
                        UNDERLYING OPTIONS    EMPLOYEES IN     PRICE PER    EXPIRATION             ----
NAME                       GRANTED(#)          FISCAL 2000       SHARE         DATE          5 %           10 %
----                       -----------         -----------       -----         ----      ---------      ---------
Jason M. Harrold            45,000 (1)            100%           $1.78         8/10         $50,374      $127,659


(1) Granted under our Performance Stock Program. Date of grant was August 2, 2000. Initial exercise date was August 2, 2001. Options vest in installments over a period of four years.
________________________________________________________________________________

AGGREGATED OPTION EXERCISES IN 2000 AND YEAR END OPTION VALUES

     The following table summarizes certain information regarding values of our options as of December 31, 2000, held by the chief executive officer and each of the other named executive officers.



                                     NUMBER OF                           VALUE OF
                                    SECURITIES                         UNEXERCISED
                                    UNDERLYING                         IN-THE-MONEY
                                UNEXERCISED OPTIONS                     OPTIONS AT
                                  AT 12/31/00 (#)                       12/31/00 ($)
                       ------------------------------------  ----------------------------------
NAME                      EXERCISABLE     NON-EXERCISABLE     EXERCISABLE       NON-EXERCISABLE
----                      -----------     ---------------     -----------       ---------------
Dean J. Yimoyines, M.D.     224,474           386,976             0                      0

Steven L. Ditman (1)         73,988           148,989             0                      0

Jason M. Harrold              4,382            54,222             0                 77,400

(1) Mr. Ditman resigned as a director of the company on June 15, 2001 and as an officer of the company effective August 24, 2001. All of Mr. Ditman's options will expire on November 24, 2001.
________________________________________________________________________________




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

PERFORMANCE STOCK PROGRAM

General

    Our Performance Stock Program was adopted by the Board of Directors on May 14, 1999, and approved by our stockholders on August 13, 1999. The Program provides for the issuance of awards of an aggregate maximum of up to the lesser of: (a) 3,000,000 shares of our common stock, or (b) 15% of the sum of: (1) the number of shares outstanding at the time the limitation in this clause (b) is calculated, (2) the number of shares subject to options and performance shares then outstanding, and (3) the number of shares then available for future awards under the Program.

    Awards may be comprised of incentive stock options, nonqualified stock options, restricted stock, performance shares or cash units, each as described below. No single individual may receive awards for: (a) more than 600,000 shares in 1999 (excluding substitute options granted to option holders of OptiCare Eye Health Centers and PrimeVision Health pursuant to the merger agreement) or (b) more than 200,000 shares in any subsequent calendar year.

    The number of persons currently eligible for awards is approximately 620. Authorized but previously unissued shares, treasury shares and shares forfeited under the Program may be issued again under the Program up to the maximum aggregate limit.

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

    On August 13, 1999, an aggregate of approximately 630,737 options were granted to option holders of OptiCare Eye Health Centers and PrimeVision Health in substitution for such options, which contained substantially identical terms as the options substituted therefor, except for a change in the exercise price and the number of shares for which options can be exercised to reflect the mergers. In addition, after the consummation of the mergers, on August 13, 1999, an aggregate of approximately 721,250 options were granted to employees.

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

    The exercise of options granted under the Program is subject to terms and conditions set by the compensation committee and set in the agreement evidencing each option. The purchase price for the shares acquired upon exercise of the option may be paid: (a) in cash or by certified check; or (b) at the discretion of the committee, by delivery of one or more stock certificates evidencing other shares of our common stock with a fair market value equal to the option price; or (c) by a combination of cash and common stock as described in clauses (a) and
(b).

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

1999 EMPLOYEE STOCK PURCHASE PLAN

    The company's 1999 Employee Stock Purchase Plan was adopted by our Board of Directors on May 14, 1999 and approved by our stockholders on August 13, 1999. The 1999 plan was amended and restated by our Board of Directors on March 27, 2000 in order to allow for the purchase of fractional shares of common stock and to reduce the number of shares of common stock available for issuance to the extent of our common stock issued under our 2000 Professional Employee Stock Purchase Plan, which plan is described below. The Amended and Restated 1999 Employee Stock Purchase Plan provides for a maximum of 450,000 shares of our common stock to be sold to employees, which number shall be reduced by the number of shares of common stock issued under the 2000 Professional Employee Stock Purchase Plan. No more than 450,000 shares of common stock may be issued pursuant to these two plans in aggregate. Authorized but previously unissued shares and treasury shares may be issued under the Employee Plan up to the maximum aggregate limit.

    This plan is administered by the compensation committee. The compensation committee has the general authority to interpret the provisions of this plan and adopt such rules as it deems necessary or desirable for the administration of the plan.

    The 1999 plan will terminate upon adoption by the board of a resolution terminating the plan, or upon the sale of the maximum aggregate number of shares of common stock available under the Employee Plan.

Eligibility

    All of our employees and those of our subsidiaries, other than certain 5% stockholders, are eligible to participate in the Employee Plan if they customarily work at least 20 hours per week for at least five months in a year.

Election to Participate

    Eligible employees elect to participate in the 1999 plan by contributing a portion of their compensation (not to exceed the lesser of 20% of base pay or $21,250) to purchase shares of common stock under the 1999 plan. Participating employees may change their elections at any time, but not more than once in a calendar quarter.

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

2000 PROFESSIONAL EMPLOYEE STOCK PURCHASE PLAN


    On March 27, 2000, the 2000 Professional Employee Stock Purchase Plan was adopted and approved by our Board of Directors and the 2000 plan became effective. The 2000 plan allows for the participation of optometrists and ophthalmologists employed by professional corporations affiliated with us through professional service agreements. (See "Item 13. Certain Relationships and Related Transactions.")

    The terms of this second plan are identical to the Employee Plan except that: (i) optometrists and ophthalmologists employed by professional corporations affiliated with us may be eligible to participate in this plan and
(ii) this plan will not qualify as a plan adopted under Section 423 of the Internal Revenue Code of 1986, as amended. (See "Federal Income Tax Consequences.") In aggregate, 450,000 shares are available for issuance under the Employee Stock Purchase Plan and the 2000 Professional Employee Stock Purchase Plan.


EMPLOYMENT AGREEMENTS WITH CERTAIN OFFICERS


    Key provisions of the employment agreements with Dr. Yimoyines, Mr. Ditman, Dr. Barker, Dr. D. Blair Harrold, and Mr. Jason Harrold are summarized below.

    Dean J. Yimoyines, Chairman, President and Chief Executive Officer. The term of Dr. Yimoyines' employment agreement is three years, expiring August 13, 2002. It is automatically renewable for additional one year terms unless either party gives six months' notice. Dr. Yimoyines may terminate his employment agreement without cause upon six months notice. Dr. Yimoyines' annual base salary and guaranteed bonus is $410,000, and he may receive performance-based bonuses as determined by the Board of Directors, up to 100% of base salary plus guaranteed bonus, subject to the achievement of goals established for each calendar year by the Board of Directors or the compensation committee. Dr. Yimoyines is entitled to a disability benefit consisting of full base salary and guaranteed bonus for the first six months of a disability, and thereafter 65% of base salary, guaranteed bonus and performance-based bonus earned as of the date of disability and to a life insurance policy on his life in the amount of $1,500,000 payable to a beneficiary designated by Dr. Yimoyines. If his employment is terminated on account of disability or without cause by the company, or if the agreement is not renewed at the end of the initial three year term, Dr. Yimoyines shall receive a lump sum payment in an amount equal to three times total compensation for the year prior to termination, plus continuation of all benefits for a period of three years after termination. If: (a) during the three year period following a change in control, Dr. Yimoyines' duties are materially diminished, his principal place of employment is moved more than 50 miles, or his employment is terminated on account of disability or by the company without cause or by now-renewal of the agreement, or (b) Dr. Yimoyines voluntarily terminates his employment during the one year period following a change in control, then Dr. Yimoyines shall receive severance pay equal to three times total compensation for the year ended prior to the change in control. If Dr. Yimoyines' employment is not terminated at our election, including a termination on account of non-renewal after the initial 3-year term, then: (1) during the term of the agreement and for a period of 18 months after the date of termination of employment, Dr. Yimoyines shall not engage in the practice of any branch of ophthalmology or ophthalmic surgery in any capacity in Connecticut or any portion of any other state where the company actively conducts business; and (2) for the 12-month period following termination, Dr. Yimoyines may not render services to any organization which is engaged in: (a) researching, developing, marketing or selling any eye wear or eye care product, process or service or (b) management of an ophthalmic medical practice which competes with any of our products, processes or services.

    Steven L. Ditman, former Executive Vice President and Chief Financial Officer. The term of Mr. Ditman's employment was three years expiring August 13, 2002, renewable for one year terms, subject to termination by Mr. Ditman without cause upon six months' notice. His base annual salary, excluding the cost of certain perquisites, was $175,000, and he was eligible to receive performance-based bonuses as determined by the Board of Directors, subject to the achievement of goals established for each calendar year by the board or the compensation committee, up to 100% of base salary. If he became disabled, he was entitled to full base salary for the first three months, and thereafter 65% of base salary and performance-based bonus earned as of the date of disability. He was also entitled to a death benefit of $150,000. If: (1) we did not renew Mr. Ditman's agreement at the end of the initial 3-year term; (2) we were to have terminated Mr. Ditman's employment agreement without cause; (3) Mr. Ditman were to have voluntarily terminated his employment during the one year period following a change of control; or (4) during the three year period following a change in control, Mr. Ditman's duties were materially diminished, his principal place of employment moved more than 50 miles, or his employment terminated by us without cause or by non-renewal of the agreement, then he was entitled to receive a lump sum payment equal to two times his total compensation for the year prior to termination. During the term of the agreement and for a period of 18 months after termination, subject to certain exceptions, Mr. Ditman was not permitted to render services directly or indirectly to any organization which is engaged in: (1) researching, developing, marketing or selling any eye wear or eye care product, process or service which competes with us, or (2) managing the business practice of ophthalmologists, optometrists, or opticians. Mr. Ditman resigned as a member of the Board of Directors on June 15, 2001 and resigned as an officer of the company effective August 24, 2001 at which time his employment contract was terminated.

    Allan L.M. Barker, O.D., President, Professional Services Division. The term of Dr. Barker's agreement is seven years, expiring August 13, 2006, and is automatically renewable for subsequent one year terms unless either party gives six months' prior notice. Dr. Barker may terminate the agreement without cause upon six months' notice. Base annual salary is $150,000, subject to cost of living adjustments on the third and sixth anniversary dates. Dr. Barker may receive performance-based bonuses as determined by the Board of Directors, subject to the achievement of goals established for each calendar year by the board or the compensation committee, up to 100% of base salary. If Dr. Barker is disabled, he receives full base salary for the first three months. Dr. Barker is entitled to receive a death benefit of $150,000. If he is terminated by the company without cause, he is entitled to a lump sum payment equal to the base salary he would have received from the date of termination to the end of the term, and continuation of benefits to the end of the term. If he terminates his employment with us following a change in control, he is entitled to a lump sum payment equal to one year of base salary. During the term of the agreement and for a period of 18 months after termination, subject to certain exceptions, Dr. Barker may not render services directly or indirectly to any organization which is engaged in: (1) researching, developing, marketing or selling any eye wear or eye care product, process or service which competes with us, or (2) managing the business practice of ophthalmologists, optometrists, or opticians.

    D. Blair Harrold, O.D., President, Retail Optometry, North Carolina Operations. The term of Dr. Harrold's agreement is seven years, expiring August 13, 2006, and is automatically renewable for subsequent one year terms unless either party gives six months' prior notice. Dr. Harrold may terminate the agreement without cause upon six months' notice. Base annual salary is $150,000, subject to cost of living adjustments on the third and sixth anniversary dates. Dr. Harrold may receive performance-based bonuses as determined by the Board of Directors, subject to the achievement of goals established for each calendar year by the board or the compensation committee, up to 100% of base salary. If Dr. Harrold is disabled, he receives full base salary for the first three months. Dr. Harrold is entitled to receive a death benefit of $150,000. If Dr. Harrold is terminated by the company without cause, he is entitled to a lump sum payment equal to the base salary he would have received from the date of termination to the end of the term, and continuation of benefits to the end of the term. If he terminates his employment with us following a change in control, he is entitled to a lump sum payment equal to one year of base salary. During the term of the agreement and for a period of 18 months after termination, subject to certain exceptions, Dr. Harrold may not render services directly or indirectly to any organization which is engaged in: (1) researching, developing, marketing or selling any eye wear or eye care product, process or service which competes with us, or (2) managing the business practice of ophthalmologists, optometrists, or opticians.

    Jason Harrold, President, Managed Care Division. The term of the agreement is two years expiring June 30, 2002 and is automatically renewable for subsequent one year terms unless either party gives the other six months' notice prior to the renewal date. Mr. Harrold's annual base salary during the term of the agreement is $150,000 to September 2, 2001 and $175,000 to June 30, 2002. He may receive performance-based bonuses as determined by the Board of Directors, subject to the achievement of goals established for each calendar year by the board or the compensation committee, of up to 100% of base salary. Mr. Harrold may terminate the agreement without cause upon six months' notice and we may terminate without cause at any time upon notice. If Mr. Harrold is terminated without cause, he is entitled to a lump sum payment of 12 months' base salary plus benefits for a 12-month period. If Mr. Harrold becomes disabled, he is entitled to full base salary for the first three months, and, thereafter, as allowed by a long-term disability policy provided by the company, 60% of base salary plus performance-based bonus earned as of the date of disability. During the term of the agreement and for a period of 18 months after termination, subject to certain exceptions, Mr. Harrold may not render services directly or indirectly to any organization which is engaged in: (1) the managed eye care business, (2) the optical buying group business, or (3) the business of owning or managing the practice of ophthalmologists, optometrists, opticians, ambulatory or refractive surgery facilities or providing services to such organizations. If, during the one year period following a change in control of the company, Mr. Harrold's duties are materially diminished, his principal place of employment is moved more than 50 miles, or his employment is terminated by the company without cause or by non-renewal of the agreement, then he shall receive a lump sum payment equal to his annual base salary.

COMPENSATION OF DIRECTORS

    Directors who are also employees do not receive any additional compensation for their service as directors. Prior to August 1, 2000, all other directors received a fee of $1,000 per board meeting attended in person, and $500 per committee meeting attended in person. The chairman of the audit committee, the compensation committee, and the stock plan committee also received a payment of $1,500 per year.

    Effective August 1, 2000, cash compensation for service on the Board of Directors was eliminated and replaced with periodic grants of restricted common stock. All non-employee directors will receive a grant of 4,000 shares of restricted common stock at the time of the annual meeting of stockholders for their service on the Board of Directors for the ensuing year. In addition, each non-employee director who serves on a committee of the board will receive a grant of 1,000 shares of restricted common stock for each such committee on which such director serves. The chairpersons of these committees will receive a grant of 500 shares of restricted common stock. These grants will also be made at the time of the annual meeting of stockholders. Restricted stock will be forfeited if the non-employee director does not remain a director for 12 months following its issuance, with certain specified exceptions.

    Directors will continue to be reimbursed for their expenses incurred in connection with attendance at board and committee meetings, including travel and lodging, if necessary.

    Each non-employee director receives options to purchase 20,000 shares of common stock upon election to the board (the "election options"), and thereafter options to purchase 5,000 shares at the time of each annual meeting of stockholders at which such director is re-elected. All such options will vest in tranches of one-third of the award each on the first, second and third anniversaries of the awards.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The compensation committee was formed on August 13, 1999. Mr. Croweak was a member of the compensation committee until October 30, 2000, at which time he was replaced by Mr. Drubner. Messrs. Croweak and Drubner have never been either officers or employees of the company. Dr. Durfee, who was the other member of the committee until his resignation on January 17, 2000, served as the acting Chief Executive Officer and Senior Vice President of PrimeVision Health from 1996 until the closing of the mergers on August 13, 1999. Prior to the formation of the compensation committee, all decisions regarding executive compensation, salaries and incentive compensation for our employees and consultants were made solely by the Board of Directors and executive officers of PrimeVision Health and OptiCare Eye Health Centers, as the case may be. On January 18, 2000, Mr. Schramm was appointed to the compensation committee to fill the vacancy left by Dr. Durfee's resignation. Mr. Schramm has never been one of our officers or employees.

LIMITATION OF LIABILITY AND INDEMNIFICATION MATTERS

    As permitted by the Delaware General Corporation Law, our certificate of incorporation, as amended, provides that no director will be personally liable to us or our stockholders for monetary damages for breach of fiduciary duty as a director, except for liability:

o   For any breach of the director's duty of loyalty to us or our stockholders;

o For acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law;

o   Under Section 174 of the Delaware General Corporation Law; and

o For any transaction from which the director derived an improper personal benefit.

    Our certificate of incorporation, as amended, and bylaws generally provide that we must indemnify our directors and officers to the fullest extent permitted by Delaware law, including payment in advance of a final disposition of a director's or officer's expenses and attorneys' fees incurred in defending any action, suit or proceeding. We believe that these provisions will assist us in attracting and retaining qualified individuals to serve as directors.

    We have entered into indemnification agreements with each of our directors. These indemnification agreements provide for the indemnification by us of our directors for liability for acts and omissions as directors. We believe that indemnification agreements are necessary to attract and retain qualified persons as directors.

    We currently maintain an executive liability insurance policy which provides coverage for directors and officers. Under this policy, the insurer agreed to pay, subject to certain exclusions, for any claim made against any of our directors or officers for a wrongful act by any such director or officer. The policy, however, only covers the portion of securities claims which exceeds a "Retention" (or deductible) amount of $150,000.

    We have created an OptiCare Directors & Officers Trust pursuant to which we have placed $150,000 in a bank account under the control of a member of our Board of Directors, as Trustee. Funds may be disbursed from the Trust to cover the deductible amount in instances where a claim has been made as to which the company has an indemnification obligation. The Trust terminates on the earlier of November 6, 2004 (provided no claims are outstanding on that date) or the date on which the company's net worth reaches $30,000,000.

    There is no pending litigation or proceeding involving any of directors, officers, employees or agents as to which indemnification is being sought.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


    As of November 1, 2001 there were 12,815,092 shares of our common stock outstanding. The following table sets forth as of that date certain information regarding the beneficial ownership of the common stock outstanding by: (i) each person who is known by us to own 5% or more of our common stock (the holdings of certain unrelated entities listed below are based on shareholdings disclosed in their public filings), (ii) each of the company's directors, (iii) the company's chief executive officer and four other most highly compensated executive officers whose total compensation exceeded $100,000 and (iv) all of the company's executive officers and directors as a group. Unless otherwise indicated, each of the stockholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned.

NAMES OF EXECUTIVE OFFICERS, DIRECTORS OR 5% STOCKHOLDERS         SHARES(1)      PERCENT
---------------------------------------------------------         ------         -------
Nicolas Berggruen (2)                                             2,454,026       19.1%

Palisade Concentrated Equity Partnership, L.P. (3)                2,400,000       18.7%

Marlin Capital, L.P.                                              1,209,487       9.4%

Bank Austria Creditanstalt Corporate Finance, Inc. (4)             785,616        6.1%

Oxford Health Plans (5)                                            775,996        6.1%

Allan L.M. Barker, O.D. (6)                                        665,056        5.2%

D. Blair Harrold, O.D.                                             660,505        5.2%

Dean J. Yimoyines, M.D. (7)                                        524,224        4.1%

Norman S. Drubner, Esq.                                            294,489        2.3%

Steven L. Ditman (8)                                               111,488          *

Jason Harrold (9)                                                   74,921           *

All executive officers and directors as a group (six persons)    2,330,683       18.2%

----------
*Less than 1%

(1) Shares not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire them within 60 days upon the exercise of an option are treated as outstanding for purposes of determining beneficial ownership and the percent beneficially owned by such individual and for the executive officers and directors as a group.

(2) Includes 2,300,000 shares of common stock issuable upon exercise of warrants held by Medici I Investment Corp. and 154,026 shares of common stock held by Alexander Enterprise Holdings Corp. Mr. Nicholas Berggruen acts as an investment advisor to both Medici I Investment Corp. and Alexander Enterprise Holdings Corp. Mr. Berggruen disclaims beneficial ownership of such shares. The address of Alexander Enterprise Holdings Corp. is: c/o Alpha Investment Management, Inc., 499 Park Ave., 24th Floor, New York, NY 10022.

(3) Includes 2,000,000 shares of common stock and 400,000 shares of common stock issuable upon exercise of warrants. The address of Palisade Concentrated Equity Partnership, L.P. is One Bridge Plaza, Suite 695, Fort Lee, NJ 07024.

(4) Includes 418,803 shares of non-voting convertible preferred stock held by Bank Austria. Also includes warrants to purchase 100,000 shares of either common stock or non-voting convertible preferred stock. Does not give effect to provisions which may be included in the preferred stock and warrants, which, for bank regulatory purposes, will restrict Bank Austria from beneficially owning in excess of 4.99% of our outstanding common stock. The address of Bank Austria is 150 East 42nd Street, New York, NY, 10017.

(5) Includes 337,514 shares subject to currently exercisable warrants. The address of Oxford is 800 Connecticut Avenue, Norwalk, Connecticut 06854.

(6) Includes 552 shares of common stock held by Dr. Barker's son, as to which Dr. Barker disclaims beneficial ownership.

(7) Includes 249,825 shares of common stock held by Linda Yimoyines, wife of Dr. Dean J. Yimoyines, 224,399 shares of common stock issuable upon the exercise of outstanding options and 50,000 shares issuable upon exercise of warrants.

(8) Includes 111,488 shares of common stock issuable upon the exercise of outstanding options held by Mr. Ditman.

(9) Includes 58,604 shares of common stock issuable upon the exercise of outstanding options held by Mr. Jason Harrold.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


OPTICARE, P.C. PROFESSIONAL SERVICES AND SUPPORT AGREEMENT

    OptiCare Eye Health Centers has entered into a Professional Services and Support Agreement with OptiCare P.C., a Connecticut professional corporation, effective December 1, 1995. Pursuant to that agreement, OptiCare P.C. employs medical personnel and performs all ophthalmology and optometry services at the company's facilities in Connecticut. We select and provide the facilities at which the services are performed and we are the exclusive provider of all administrative and support services for the facilities operated by OptiCare P.C. pursuant to this agreement. We bill and receive payment for the services rendered by OptiCare P.C. and in turn pay OptiCare P.C. a service fee pursuant to a compensation plan mutually agreed to each year. The company owns all the rights to the "OptiCare" name and, under the terms of the agreement, if the agreement with OptiCare P.C. is terminated, OptiCare P.C. must change its name and discontinue using the OptiCare name. The agreement expires on December 1, 2002 and automatically renews for successive two year terms unless either party terminates the agreement at least 180 days before the next renewal date. Dean J. Yimoyines, M.D., our Chairman, Chief Executive Officer, and President, is the sole stockholder of OptiCare, P.C. He is the beneficial holder of 4% of the company's common stock.


OPTOMETRIC EYE CARE CENTER, P.A. PROFESSIONAL SERVICES AND SUPPORT AGREEMENT

    Through one of the company's subsidiaries, Consolidated Eye Care, Inc., renamed OptiCare Eye Health Network, OptiCare entered into a Professional Services and Support Agreement with Optometric Eye Care Center, P.A., a North Carolina professional association, effective August 10, 1999. Pursuant to that agreement, Optometric Eye Care Center employs optometrists and performs all optometry services at OptiCare's facilities in North Carolina. OptiCare selects and provides the facilities at which the services are performed and provides all administrative and support services for the facilities operated by Optometric Eye Care Center pursuant to this agreement. The professionals employed by Optometric Eye Care Center make all patient care decisions. OptiCare submits claims and collects payment on behalf of Optometric Eye Care Center for the services rendered at the facilities by Optometric Eye Care Center. Out of these collections, OptiCare pays for all the expenses arising out of the operation of Optometric Eye Care Center and provides compensation to Optometric Eye Care Center's professional employees, pursuant to a professional compensation plan mutually agreed to by the parties each year. OptiCare owns all the rights to the trade names used at the practice locations under the terms of the agreement. If the agreement with Optometric Eye Care Center is terminated, Optometric Eye Care Center must change its name to a name substantially dissimilar from OptiCare's trade names. The agreement expires in 15 years and automatically renews for successive five-year terms unless either party terminates the agreement at least 180 days before the next renewal date. Drs. Allan L.M. Barker, President of the Professional Services Division, and D. Blair Harrold, the President of Retail Optometry, North Carolina Operations, own all the capital stock of Optometric Eye Care Center, P.A.

Settlement with Optometric Eye Care Center, P.A.

    In 1996, Drs. Allan L.M. Barker and D. Blair Harrold, majority shareholders in both Optometric Eye Care Center, P.A. and Consolidated Eye Care, Inc. (now renamed OptiCare Eye Health Network, Inc.), sold Consolidated to PrimeVision Health. At the same time, Drs. Barker and Harrold became executive officers and directors of PrimeVision Health. Consolidated and Optometric Eye Care had previously entered an administrative services agreement which continued after the sale of Consolidated to PrimeVision Health.

    In early 1999 Drs. Barker and Harrold began proceedings to terminate the administrative services agreement between Consolidated (a subsidiary of PrimeVision Health at the time) and Optometric Eye Care and to submit their resignations from PrimeVision Health forthwith. In conjunction with these actions, Drs. Barker and Harrold submitted a Request for Declaratory Ruling from the North Carolina Board of Examiners in Optometry and instituted a lawsuit in North Carolina Superior Court, asking the court to grant a temporary restraining order, which was issued, enjoining, among other things, the mergers.

    On April 9, 1999, Drs. Barker and Harrold entered into a settlement agreement among Optometric Eye Care, PrimeVision Health, Consolidated and the other parties to the lawsuit. The transactions called for in the settlement agreement closed on August 13, 1999, at the same time as the mergers of PrimeVision Health and OptiCare Eye Health Centers with the company. Following are the material terms of this settlement agreement:

(1) Drs. Barker and Harrold were required to sign a Succession Agreement allowing their ownership of Optometric Eye Care to be transferred to another doctor of optometry licensed in North Carolina who was acceptable to the company.

(2) Consolidated, the name of which was changed to OptiCare Eye Health Network, and Optometric Eye Care entered into a new 40-year professional services and support agreement with an initial 15 year term and five automatic renewals for five years each. The agreement was approved by a consent order issued by the Board of Examiners in Optometry, which retained a ten-year oversight role with respect to Optometric Eye Care Center, P.A.

(3)   $2.5 million in cash was paid to Drs. Barker and Harrold.

(4) PrimeVision Health issued additional shares of its common stock to Drs. Barker and Harrold such that, together with shares previously issued to them, they would own 32% of PrimeVision Health's total common stock calculated on a primary basis immediately prior to the mergers. This share grant satisfied a note receivable in the amount of $364,896 plus accrued interest held by Consolidated Eye Care and all other alleged claims.

(5) Drs. Barker and Harrold entered into new employment agreements with the company that became effective on August 13, 1999.

(6) Drs. Barker and Harrold were granted the right, in the event of a bankruptcy, to purchase six retail business operations in North Carolina.

(7)   Dr. Barker was named as one of our directors.

Recent Developments Concerning Optometric Eye Care Center, P.A.

    Despite having agreed to sign and implement the Succession Agreement, allowing ownership of Optometric Eye Care to be transferred to another doctor of optometry, Drs. Barker and Harrold never did so. Thus, they maintain nominal ownership of Optometric Eye Care. The latter is the contracting party with the doctors of optometry who practice at the eye care centers in North Carolina which are operated by our subsidiary, OptiCare Eye Health Network. The company, on advice from its attorneys, entirely disagrees with this position.

    On January 9, 2001, Dr. Barker submitted his resignation from our Board of Directors.

    On February 2, 2001, Optometric Eye Care offered to purchase all assets of the "retail optometry operations"--essentially the North Carolina optometry business of OptiCare Eye Health Network--for $2.5 million plus certain other consideration. The company, which considered this offer wholly inadequate, did not formally respond to the offer by the date of its expiry, February 21, 2001.

    On February 22, 2001, the day after the purchase offer expired, Optometric Eye Care gave the company notice of its intent to terminate the professional services and support agreement between itself and our subsidiary, OptiCare Eye Health Network. The notice cited numerous alleged breaches of contractual obligations due to Optometric Eye Care from OptiCare Eye Health Network and gave us the contractually-provided 60 days to cure such breaches.

    The company adamantly denies that such alleged breaches have occurred.

    Termination of the professional services and support agreement could have adverse consequences for the company's ability to continue to operate its North Carolina eye care and retail optometry centers. This is so because while the company would still have access to the centers themselves, still own the equipment therein and still employ the non-medical staff at those centers, it would no longer have a contractual relationship with the association of doctors who practice in those centers.

    On April 5, 2001, an agreement was reached to toll the running of the 60-day cure period, which began when Optometric Eye Care gave the company notice of its intent to terminate the professional services and support agreement. That tolling agreement has been renewed on several occasions through 2001.

    On July 24, 2001, Optometric Eye Care offered again to purchase the North Carolina optometry business of OptiCare Eye Health Network--for $4.0 million plus certain other consideration. The company, which considered this offer inadequate, had discussions concerning the offer with Drs. Barker and Harrold, but did not formally respond to the offer which had an original expiration date of August 10, 2001.

    Negotiations between the parties included a series of simultaneous extensions of Optometric Eye Care's offer to purchase the optometry business and of the tolling agreement with respect to termination of the professional services and support agreement. Although the offer to purchase remains under consideration by the company and the company has made a proposal to further extend the tolling agreement, both the offer and the tolling agreement have, for the time being, expired.

    If the tolling agreement is not renewed and Optometric Eye Care moves to enforce termination of the professional services and support agreement, the company will vigorously challenge its right to terminate the agreement and will take all appropriate steps to protect OptiCare Eye Health Network's interests. Such steps will include, as appropriate, litigation and/or administrative proceedings to enforce the April 1999 Settlement Agreement and to provide for the orderly continuation of Optometric Eye Care's practice. The company believes that OptiCare Eye Health Network is in substantial compliance with the professional services and support agreement and has made clear that it will take any appropriate step to cure any default should it be determined that such is necessary.


CERTAIN LEASES

    OptiCare Eye Health Centers is the tenant under a Lease Agreement dated September 1, 1995 with O.C. Realty Associates Limited Partnership, as landlord. The leased premises are located in New Milford, Connecticut and are used for the practice of ophthalmology and optometry and incidental activities such as the sale of eyeglasses and corrective lenses. The term of the lease is 15 years. During the first five years of the leasehold term, OptiCare Eye Health Centers pays a minimum annual rental to O.C. Realty Associates Limited Partnership of $50,400, subject to adjustment at the end of the first five years and every five years thereafter plus all taxes, assessments, utilities and insurance related to the property being leased. In addition, OptiCare Eye Health Centers has guaranteed the mortgage of O.C. Realty Associates Limited Partnership, the amount of which was approximately $144,000 as of December 31, 2000. Dean J. Yimoyines, M.D., John Yimoyines, brother of Dean Yimoyines, and Steven Ditman, former officer and director, each owns a 4.11% interest in O.C. Realty Associates Limited Partnership.

    OptiCare Eye Health Centers is the tenant under a Lease Agreement dated September 1, 1995 with French's Mill Associates, as landlord. The leased premises are located in Waterbury, CT and are used for the practice of ophthalmology and optometry, an ambulatory surgery center, and incidental activities such as the sale of eyeglasses and corrective lenses. The term of the lease is fifteen years. Under the Lease Agreement, during the first five years of the leasehold term, OptiCare Eye Health Centers pays annual rental to French's Mill Associates of $604,000, subject to adjustment at the end of the first five years and every five years thereafter. In addition, OptiCare Eye Health Centers pays all taxes, assessments, utilities and insurance related to the property being leased. Linda Yimoyines and John Yimoyines, the wife and brother, respectively, of Dean Yimoyines, M.D., each owns a 14.28% interest in French's Mill Associates.

    OptiCare Eye Health Centers is the tenant under a Lease dated September 30, 1997 with French's Mill Associates II, LLP, as landlord. The leased premises are located in Waterbury, CT and are the location of our main headquarters. The term of the lease is fifteen years. Under the lease, during the first five years of the leasehold term, OptiCare Eye Health Centers pays a minimum annual rental to French's Mill Associates II, LLP of $76,800, subject to adjustment at the end of the first five years and every five years thereafter. In addition, OptiCare Eye Health Centers pays all taxes, assessments, utilities and insurance related to the property being leased. Linda Yimoyines and John Yimoyines each owns a 12.5% interest in French's Mill Associates II, LLP.

    O.N.B. Associates owns approximately a 25% interest in Cross Street Medical Building Partnership, the landlord under a lease dated September 22, 1987 and a Lease Extension Agreement dated December 12, 1997 with Ophthalmic Physicians and Surgeons, P.C., an entity that merged with and into OptiCare Eye Health Centers in 1987. The leased premises are located in Norwalk, CT and are used for the practice of ophthalmology and optometry and incidental activities such as the sale of eyeglasses and corrective lenses. The term of the lease is three years. Under the lease, OptiCare Eye Health Centers pays a minimum annual rental to Cross Street Medical Building Partnership of $427,600. In addition, OptiCare Eye Health Centers pays all taxes, assessments, utilities and insurance related to the property being leased. Linda Yimoyines and John Yimoyines each own an 11% interest in O.N.B. Associates and Steven Ditman, former officer and director, owns a 1.5% interest in O.N.B. Associates.

    OptiCare Eye Health Centers is also the tenant under a second Lease Agreement dated September 1, 1995 with French's Mill Associates II, L.L.P. as landlord. The leased premises are located in Waterbury, CT and are also part of OptiCare's main headquarters. The term of the lease is fifteen years. Pursuant to the Lease Agreement, during the first five years of the leasehold term, OptiCare Eye Health Centers pays a minimum annual rental to French's Mill Associates II of $54,210, subject to adjustment at the end of the first five years and every five years thereafter. In addition, OptiCare Eye Health Centers pays all taxes, assessments, utilities and insurance related to the property being leased.

    Consolidated Eye Care, Inc., renamed OptiCare Eye Health Network, is the tenant under a Lease Agreement dated March 1, 1997 with Harrold Barker Investment Company (a partnership owned directly or indirectly by Drs. Barker and Harrold and certain family members). The leased premises are located in Rocky Mount, North Carolina and are used for HMO offices. The term of the lease is five years commencing on August 1, 1997. Under the lease, Consolidated Eye Care, Inc. pays an annual rental of $13,500 and $14,850 during the first two years and second two years, respectively. In addition, Consolidated Eye Care, Inc. pays all taxes, assessments, utilities, insurance and for certain repairs related to the property being leased.

    Consolidated Eye Care, Inc., renamed OptiCare Eye Health Network, is the tenant under a Lease Agreement dated March 1, 1997 with Harrold Barker Investment Company (a partnership owned directly or indirectly by Drs. Barker and Harrold and certain family members). The leased premises are located in Rocky Mount, North Carolina and are used for HMO executive offices. The term of the lease is five years commencing on May 1, 1997. Under the lease, Consolidated Eye Care, Inc. pays an annual rental of $42,409 and $46,448 during the first two years and second two years respectively. In addition, Consolidated Eye Care, Inc. pays all taxes, assessments, utilities, insurance and for certain repairs related to the property being leased.

    Consolidated Eye Care, Inc., renamed OptiCare Eye Health Network, is the tenant under a Lease Agreement dated March 1, 1997 with Harrold Barker Investment Company (a partnership owned directly or indirectly by Drs. Barker and Harrold and certain family members). The leased premises are located in Rocky Mount, North Carolina and are used as an operations center. The term of the lease is five years commencing on May 1, 1997. Under the lease, Consolidated Eye Care, Inc. pays an annual rental of $122,467 and $137,552 during the first two years and second two years respectively. In addition, Consolidated Eye Care, Inc. pays all taxes, assessments, utilities, insurance and for certain repairs related to the property being leased.

    Consolidated Eye Care, Inc., renamed OptiCare Eye Health Network, is the tenant under a Lease Agreement dated September 1, 1999 with Harrold Barker Investment Company (a partnership owned directly or indirectly by Drs. Barker and Harrold and certain family members). The leased premises are located in Rocky Mount, North Carolina and are used as executive offices. The term of the lease is five years commencing September 1, 1999. Under the lease, Consolidated Eye Care, Inc. pays an annual rental of $40,000 during the first year of the lease. Thereafter, the rental amount is adjusted annually in accordance with the consumer price index. In addition, Consolidated Eye Care, Inc. pays all taxes, assessments, utilities, insurance and for certain repairs related to the property being leased.

    Optometric Eye Care Center, P.A., is the tenant under a Lease Agreement dated March 1, 1997 with Optometric Properties, LLC (an entity wholly owned by Drs. Barker and Harrold). The leased premises are located in Fayetteville, North Carolina and are used for the practice of optometry and the sale of eyeglasses and corrective lenses. The term of the lease is five years commencing May 1, 1997. Under the lease, Optometric Eye Care Center, P.A. pays an annual rental of $96,000 during the first two years and the greater of $100,000 or 6% of revenues during the remainder of the lease. In addition, Optometric Eye Care Center, P.A. pays all taxes, assessments, utilities, insurance and for certain repairs related to the property being leased.

    Optometric Eye Care Center, P.A., is the tenant under a Lease Agreement dated March 1, 1997 with Optometric Properties, LLC (an entity wholly owned by Drs. Barker and Harrold). The leased premises are located in Jacksonville, North Carolina and are used for the practice of optometry and the sale of eyeglasses and corrective lenses. The term of the lease is four years commencing May 1, 1997. Under the lease, Optometric Eye Care Center,

P.A. pays an annual rental of $59,752 during the first two years. During the second two years, Optometric Eye Care Center, P.A. pays an annual rental of $65,184 or 6% of net revenues, whichever is greater. This lease expired March 1, 2001 and the lessor and lessee are continuing the lease on a month-to-month basis using the years 3 and 4 lease rate. In addition, Optometric Eye Care Center, P.A. pays all taxes, assessment, utilities, insurance and for certain repairs related to the property being leased.

    Optometric Eye Care Center, P.A., is the tenant under a Lease Agreement dated January 2, 1995 with John Hearn and others (assignor to Skyway Drive Partnership, an entity partially owned by Drs. Barker and Harrold). The leased premises are located in Monroe, North Carolina and are used for the practice of optometry and the sale of eyeglasses and corrective lenses. The term of the lease is seven years commencing January 2, 1995. Under the lease, Optometric Eye Care Center, P.A. pays an annual rental of $45,600 each year of the lease. In addition, Optometric Eye Care Center, P.A. pays all taxes, assessment, utilities, insurance and for certain repairs related to the property being leased.

    Optometric Eye Care Center, P.A., is the tenant under a Lease Agreement dated February 4, 1995 with L.F.M. Properties (assignor to Ehringhaus Associates, LLC, an entity partially owned by Drs. Barker and Harrold). The leased premises are located in Elizabeth City, North Carolina and are used for the practice of optometry and the sale of eyeglasses and corrective lenses. The term of the lease is ten years commencing September 5, 1995. Under the lease, Optometric Eye Care Center, P.A. pays an annual rental of $60,922 in year 1, $61,958 in year 2, $62,989 in year 3, $64,020 in year 4, and $65,051 in years 5 through 10. In addition, Optometric Eye Care Center, P.A. pays all taxes, assessment, utilities, insurance and for certain repairs related to the property being leased.

    Optometric Eye Care Center, P.A., is the tenant under a Lease Agreement dated June 1, 1996 with CS Investments, Inc. (an entity partially owned by Drs. Barker and Harrold). The leased premises are located in Cary, North Carolina and are used for the practice of optometry and the sale of eyeglasses and corrective lenses. The term of the lease is twenty years commencing June 1, 1996. Under the lease, Optometric Eye Care Center, P.A. pays an annual rental of $128,445 each year of the lease. In addition, Optometric Eye Care Center, P.A. pays all taxes, assessment, utilities, insurance and for certain repairs related to the property being leased.

    Optometric Eye Care Center, P.A. is the tenant under a Lease Agreement dated August 31, 1994 with Charles S. Zwerling and Jean S. Zwerling (assignor of Prime Johnson Real Estate, LLC, an entity partially owned by Drs. Barker and Harrold). The leased premises are located in Smithfield, North Carolina and are used for the practice of optometry and the sale of eyeglasses and corrective lenses. The term of the lease commenced on September 1, 1994. Under the lease, Optometric Eye Care Center, P.A. pays an annual rental of $57,800 each year of the lease. The lease expired on August 31, 1999 and the lessor and lessee are continuing the lease on a month-to-month tenancy at the lease rent rates. In addition, Optometric Eye Care Center, P.A. pays all utilities and for certain repairs related to the property being leased.

    Optometric Eye Care Center, P.A. is the tenant under a Build-to-Lease Agreement dated August 14, 2000 with Long Circle Associates, LLC (an entity partially owned by Drs. Barker and Harrold). The leased premises are located in Roanoke Rapids, North Carolina and are used for the practice of optometry and the sale of eyeglasses and corrective lenses. The term of the lease is 12 months commencing on August 31, 2001. Under the lease, Optometric Eye Care Center, P.A. pays an annual rental equal to the greater of $102,000 (base rent) or 6% of gross receipts each year of the lease. In addition, Optometric Eye Care Center, P.A. pays all taxes, assessments, utilities, insurance and for certain repairs related to the property being leased.

    Optometric Eye Care Center, P.A. is the tenant under a Build-to-Lease Agreement dated July 19, 2000 with Tiffany Drive Associates, LLC (an entity partially owned by Drs. Barker and Harrold). The leased premises are located in Rocky Mount, North Carolina and are used for the practice of optometry and the sale of eyeglasses and corrective lenses. The term of the lease is 12 months commencing on July 31, 2001. Under the lease, Optometric Eye Care Center, P.A. pays an annual rental equal to the greater of $102,000 (base rent) or 6% of gross receipts each year of the lease. In addition, Optometric Eye Care Center, P.A. pays all taxes, assessments, utilities, insurance and for certain repairs related to the property being leased.

    Optometric Eye Care Center, P.A. is the tenant under a Lease Agreement dated April 16, 2001 with Skyway Drive Partnership (an entity partially owned by Drs. Barker and Harrold). The leased premises are located in Charlotte, North Carolina and are used for the practice of optometry and the sale of eyeglasses and corrective lenses. The term of the lease is 12 months commencing on June 1, 2001. Under the lease, Optometric Eye Care Center, P.A. pays an annual rental equal to the greater of $67,500 (base rent) or 6% of gross receipts each year of the lease. In addition,

Optometric Eye Care Center, P.A. pays all taxes, assessments, utilities, insurance and for certain repairs related to the property being leased.

    Optometric Eye Care Center, P.A. is the tenant under a Lease Agreement dated April 17, 2001 with Country Club Drive Associates, LLC (an entity partially owned by Drs. Barker and Harrold). The leased premises are located in Concord, North Carolina and are used for the practice of optometry and the sale of eyeglasses and corrective lenses. The term of the lease is 12 months commencing on July 1, 2001. Under the lease, Optometric Eye Care Center, P.A. pays an annual rental equal to the greater of $54,000 (base rent) or 6% of gross receipts each year of the lease. In addition, Optometric Eye Care Center, P.A. pays all taxes, assessments, utilities, insurance and for certain repairs related to the property being leased.

    Optometric Eye Care Center, P.A. is the tenant under a Lease Agreement dated June 30, 2001 with West Wilson Associates, LLC (an entity partially owned by Drs. Barker and Harrold). The leased premises are located in Wilson, North Carolina and are used for the practice of optometry and the sale of eyeglasses and corrective lenses. The term of the lease is 12 months commencing on July 1, 2001. Under the lease, Optometric Eye Care Center, P.A. pays an annual rental equal to the greater of $102,000 (base rent) or 6% of gross receipts each year of the lease. In addition, Optometric Eye Care Center, P.A. pays all taxes, assessments, utilities, insurance and for certain repairs related to the property being leased.

    Cohen Systems, Inc. is a tenant under a Lease Agreement with Stephen Cohen and Benta Jensen. The leased premises are located in Largo, FL and are used as the office for the software systems' provider operations. The lease term is five years beginning October 1, 1999. Cohen Systems, Inc., pays $27,000 annually for base rent plus an amount equal to the regular recurring condominium association maintenance assessment charges. In addition, Cohen Systems, Inc. pays, utilities and applicable sales tax on all rental payments. Benta Jensen is the wife of Stephen Cohen, an officer of the company.


CONSULTING AGREEMENT

    In April 2001 we entered into a consulting agreement with Morris-Anderson & Associates, Ltd., a consulting firm at which Alan J. Glazer is a Principal. As of November 1, 2001 we paid $525,600 to Morris-Anderson in consideration of consulting services under that agreement. Effective November 1, 2001, Mr. Glazer was appointed to the company's Board of Directors.

STOCK PURCHASE AGREEMENT AND CONSULTING AGREEMENT

    Under the terms of a Stock Purchase Agreement dated as of October 15, 1997 among OptiCare Eye Health Centers and Oxford Health Plans, Inc. ("Oxford"), Nazem OptiCare Partners, LP, Eugene W. Huang and Christopher Kaufman, as purchasers, OptiCare Eye Health Centers sold, for an aggregate purchase price of $6,000,017, either Class A preferred shares, or Class B preferred shares to Oxford, Nazem, OptiCare Partners, Huang and Kaufman. In addition, Oxford received warrants to purchase Class B shares. The foregoing shares were exchanged in the mergers for common stock of the company and the warrants were exchanged for warrants of the company.

    On October 15, 1997, OptiCare Eye Health Centers also entered into a three-year Consulting Agreement with Mr. Fred Nazem, who until January, 2000, was a beneficial owner of in excess of 5% of our outstanding capital stock. We paid to Mr. Nazem a sum of $180,000 in consideration for consulting services under that agreement, and issued to Mr. Nazem and two of his associates warrants to purchase an aggregate of 19,911 shares of Class B preferred stock of OptiCare Eye Health Centers. These warrants were exchanged in the mergers for warrants in the company, as described above.

    Prior to the mergers of PrimeVision Health and OptiCare Eye Health Centers on August 13, 1999, OptiCare Eye Health Centers, Oxford, Nazem OptiCare Partners, Mr. Nazem, Mr. Huang and Mr. Kaufman were parties to a certain Amended and Restated Stockholders Agreement (the "OptiCare Stockholders Agreement"), dated as of October 15, 1997, that contained provisions such as restrictions on transfers of shares, rights of first refusal, co-sale rights and provisions relating to the election of directors. Pursuant to a Second Amended and Restated Stockholders' Agreement entered into in connection with the mergers, the OptiCare Stockholders Agreement was amended and restated so as to terminate most of its provisions and to amend certain provisions relating to restrictions of the employee/stockholders from competing with the company.

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


PARTICIPATING PROVIDER AGREEMENT

    OptiCare Eye Health Centers is also a party to a participating provider agreement with Oxford Health Plans, Inc., a holder of in excess of five percent of our outstanding capital stock, under which OptiCare Eye Health Centers provides medical services to the insured members of Oxford's insurance plans and receives fees from Oxford for these services. This agreement may be terminated by either party upon 90 days' written notice.


PARTICIPATIONS IN THE ALEXANDER BRIDGE LOANS

    Dr. Yimoyines, Chairman of the board of Directors and President of the company, participates as a lender in the amended Alexander Holding bridge loan, in the amount of $50,000. He is entitled to interest at the London Interbank Offered Rate plus 2-1/4% per year under the terms of the loan, and for participating in the loan, he received warrants to purchase 50,000 shares of common stock at a price of $0.40 per share. If the Alexander bridge loan is satisfied in accordance with the proposed new capital structure, Dr. Yimoyines would receive preferred stock having voting rights equal to approximately 400,000 shares of the company's common stock, as payment in full for the amounts owed to him under the Alexander bridge loan.

    Palisade, a holder of approximately 18.7% of the common stock of the company, participates as a lender in the amended Alexander Holding bridge loan, in the amount of $400,000. Palisade is entitled to interest at the London Interbank Offered Rate plus 2-1/4% per year under the terms of the loan, and for participating in the loan, Palisade (or its designees) received warrants to purchase 400,000 shares of common stock at a price of $0.40 per share. If the Alexander bridge loan is satisfied in accordance with the proposed new capital structure, Palisade would receive preferred stock having voting rights equal to approximately 3.2 million shares of the company's common stock as payment in full for the amounts owed to Palisade under the Alexander bridge loan.


ARRANGEMENTS WITH MARLIN CAPITAL, L.P.

    Pursuant to the terms of a stock purchase agreement, dated as of June 4, 1998, between PrimeVision Health and Marlin Capital, L.P., PrimeVision Health sold to Marlin Capital (i) 8,000 shares of PrimeVision Health's Class A Preferred Stock and (ii) warrants to purchase 1,333,333 shares of PrimeVision Health's common stock for an aggregate purchase price of $8,000,000. Mr. Martin
E. Franklin, who was then a director of the company, is the Chairman, Chief Executive Officer and principal stockholder of Marlin Holdings, Inc., which is the general partner of Marlin Capital, L.P., a private investment partnership since October 1996. Mr. Ian G.H. Ashken, who was then a director of the company, is the Vice Chairman of Marlin Holdings, Inc. Messrs. Franklin and Ashken resigned from the board on January 3, 2000.

    In connection with the mergers, the 8,000 shares of PrimeVision Health Class A Preferred Stock and warrants owned by Marlin Capital were exchanged as follows:

o 2,000 shares of PrimeVision Health preferred stock and all the warrants (as adjusted) were exchanged for 2,033,333 shares of PrimeVision Health common stock, which in turn were exchanged in the mergers for 638,059 shares of our common stock.

o 2,000 shares of PrimeVision Health preferred stock were exchanged for a promissory note issued by us in the principal amount of $2,000,000, having a three year term and bearing interest at the annual rate of 8%. This promissory note was cancelled in January, 2000 upon the exchange of the note for 571,428 registered shares of our common stock in connection with our offering of an aggregate of 3,571,428 shares of common stock at a price of $3.50 per share. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.")

o 4,000 shares of PrimeVision Health preferred stock were exchanged for a convertible promissory note issued by us in the principal amount of $4,000,000, having a three year term, and bearing interest at the annual rate of 9% beginning on February 14, 2000. The note was convertible into our common stock after August 13, 2000 at a conversion price which is the greater of: (x) the closing market price on the first trading day after the mergers, or (y) 90% of the average closing price of our common stock in the 20 trading days prior to conversion. This note was paid in full in February 2000 with a portion of the proceeds of a common stock offering. (See "Item
    7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.")


STOCK OPTIONS

    In connection with the mergers, options to acquire shares of common stock or capital stock of OptiCare Eye Health Centers and PrimeVision Health, as the case may be, were exchanged by directors and officers for options under the company's Performance Stock Program. (See "Item 11. Executive Compensation.")

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  LIST OF FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

1.  FINANCIAL STATEMENTS:

    Independent Auditors' Reports
    Consolidated Balance Sheets as of December 31, 2000 and 1999
    Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998
    Consolidated Statements of Cash Flows for the years ended
    December 31, 2000, 1999 and 1998
    Consolidated Statements of Stockholders' Equity for the years ended
    December 31, 2000, 1999 and 1998
    Notes to Consolidated Financial Statements

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

         3.3             Amended and Restated By-laws of Registrant adopted March 27, 2000, incorporated by reference to Exhibit 3.3 to Registrant's report on Form 10-K filed on March
                         30, 2000.

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

         3.6             Warrant Agreement dated as of October 10, 2000 by and between OptiCare Health
                         Systems, Inc. and Medici Investment Corp., incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended 9/30/00,
                         Exhibit 10.14

         4.1             Performance Stock Program, incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-4, registration no. 333-78501, first filed on May 14, 1999, as amended (the "Registration Statement 333-78501).+

         4.2             Amended and Restated 1999 Employee Stock Purchase Plan, incorporated by reference to Exhibit 4.2 to Registrant's report on Form 10-K filed on March 30,
                         2000.+

         4.3             2000 Professional Employee Stock Purchase Plan incorporated by reference to
                         Exhibit 4.3 to Registrant's report on Form 10-K filed on March 30, 2000.+

       EXHIBIT           DESCRIPTION
       -------           -----------
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

         10.6            Service Agreement dated as of November 12, 1998, between Saratoga Holdings and
                         Premium Recoveries, Inc., incorporated by reference to Exhibit 10.2 to the
                         Registration Statement on Form SB-2 of Saratoga Holdings I, Inc. filed on
                         December 1, 1998.

         10.7            Settlement agreement dated as of April 9, 1999, among PrimeVision Health, Inc.,
                         Dr. Allan L.M. Barker, Dr. D. Blair Harrold, Optometric Eye Care Center, P.A.,
                         Steven B. Waite, Bank Austria AG, and Bank Austria Corporate Finance, Inc.,
                         incorporated by reference to Exhibit 10.8 to the Registration Statement
                         333-78501.

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

         10.10           Contracting provider services agreement dated April 26, 1996, and amendment thereto dated as of January 1, 1999, between Blue Cross and Blue Shield of
                         Connecticut, Inc., and OptiCare Eye Health Centers, incorporated herein by reference to Exhibit 10.11 to the Registration Statement 333-78501.

         10.11           Form of employment agreement between the Registrant and Dean J. Yimoyines, M.D., effective August 13, 1999, incorporated herein by reference to Exhibit 10.12 to the Registration Statement 333-78501.

         10.12           Form of employment agreement between the Registrant and Steven L. Ditman, effective August 13, 1999, incorporated herein by reference to Exhibit 10.13 to the Registration Statement 333-78501.+

         10.13           Form of employment agreement between the Registrant and Dr. Allan L.M. Barker, effective August 13, 1999, incorporated herein by reference to Exhibit 10.14 to the Registration Statement 333-78501.+

         10.14           Form of employment agreement between the Registrant and Dr. D. Blair Harrold, effective August 13, 1999, incorporated herein by reference to Exhibit 10.15 to the Registration

       EXHIBIT           DESCRIPTION
       -------           -----------
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

         10.27           Amended and Restated Loan and Security Agreement, dated as of August 13, 1999, among Consolidated Eye Care, Inc., renamed OptiCare Eye Health Network, Inc,
                         OptiCare Eye

       EXHIBIT           DESCRIPTION
       -------           -----------
                         Health Centers, and PrimeVision Health, Inc. as borrowers, the Registrant as the Parent, the lenders named therein (the "Lenders"), Bank Austria, AG (the
                         "LC Issuer"), and Bank Austria Creditanstalt Corporate Finance, Inc., as the
                         agent (the "Agent") (excluding schedules and other attachments thereto), incorporated by reference to Exhibit 10.1 to the Registrant's report on Form
                         8-K filed on August 30, 1999.

         10.28           Guaranty dated as of August 13, 1999, among the Registrant, OptiCare Eye Health
                         Centers, PrimeVision Health, Inc., Consolidated Eye Care, Inc., renamed OptiCare
                         Eye Health Network, Inc., and each of the other subsidiaries and affiliates of the Registrant listed on the signature pages thereto, in favor of the Lenders, the LC Issuer and the Agent, incorporated by reference to Exhibit 10.2 to the
                         Registrant's report on Form 8-K filed on August 30, 1999.

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

         10.31           Pledge and Security Agreement, dated as of August 13, 1999, among each of the
                         Registrant, OptiCare Eye Health Centers, PrimeVision Health, Inc., Consolidated
                         Eye Care, Inc., renamed OptiCare Eye Health Network, Inc., and each of the other subsidiaries and affiliates of the company listed on the signature pages thereto, in favor of the Agent for the benefit of the Lenders and the LC Issuer, incorporated by reference to Exhibit 10.5 to the Registrant's report on Form 8-K filed on August 30, 1999.

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

         10.36           Stock Purchase Agreement dated October 1, 1999, among the company, Stephen
                         Cohen, Robert Airola, Gerald Mandel and Reginald Westbrook (excluding schedules and other attachments thereto), incorporated by reference to Exhibit 10.10 to the Registrant's report on Form 10-Q filed on November 15, 1999.

         10.37           Registration Rights Agreement dated as of August 13, 1999 between Registrant and
                         Bank Austria Creditanstalt Corporate Finance, Inc. (Filed herewith.)

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

       EXHIBIT           DESCRIPTION
       -------           -----------
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

         10.42           Professional Services and Support Agreement between the Registrant and Optometric
                         Eye Care Center, P.A., incorporated by reference to Exhibit 10.43 to the
                         Registration Statement 333-93043.

         10.43           Agreement and Plan of Merger and Reorganization among Vision Twenty-One, Inc., OC
                         Acquisition Corp. and OptiCare Health Systems, Inc. dated as February 10, 2000, incoprorated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended 12/31/99, Exhibit 10.43.

         10.44           First Amendment to Amended and Restated Loan and Security Agreement, dated as of
                         June 30, 2000 by and among Bank Austria Creditanstalt Corporate Finance, Inc., and the Registrant, incorporated by reference to Exhibit 10.9 to the Registrant's
                         Form 10-Q filed on August 14, 2000.

         10.45           Second Amendment to Amended and Restated Loan and Security Agreement, dated as of
                         October 10, 2000 by and among the Registrant and Bank Austria Creditanstalt
                         Corporate Finance, Inc., incorporated herein by reference to the Registrant's
                         Quarterly Report on Form 10-Q for the quarter ended 9/30/00, Exhibit 10.11.

         10.46           Engagement letter dated as of September 18, 2000 between Marlin Management, LLC and OptiCare Health Systems, Inc., incorporated herein by reference to incorporated herein by reference to the Registrant's Quarterly Report on Form
                         10-Q for the quarter ended 9/30/00, Exhibit 10.10

         10.47           Secured promissory note dated as of October 10, 2000, made by the company to
                         Alexander Enterprise Holdings Corp., incorporated herein by reference to the
                         Registrant's Quarterly Report on Form 10-Q for the quarter ended 9/30/00, Exhibit
                         10.12

         10.48           Security Agreement dated as of October 10, 2000 among the Registrant, OptiCare
                         Eye Health Centers, PrimeVision Health, Inc., Consolidated Eye Care, Inc. and
                         each of the other subsidiaries and affiliates of the Registrant listed on the signature pages thereto, in favor of Alexander Enterprise Holdings Corp., incorporated herein by reference to the Registrant's Quarterly Report on Form
                         10-Q for the quarter ended 9/30/00, Exhibit 10.13

         10.49           Amended and Restated Secured Promissory Note issued as of October 10, 2000 by
                         OptiCare Eye Health Centers, Inc., PrimeVision Health, Inc. and OptiCare Eye
                         Health Network, Inc. to Alexander Enterprise Holdings Corp. ("Bridge Loan").
                         (Filed herewith.)

         10.50           Employment Agreement between the Registrant and Jason M. Harrold, effective July
                         1, 2000.+, incorporated by reference to the Registrant's Quarterly Report on
                         Form 10-Q for the quarter ended 6/30/00, Exhibit 10.10.

         10.51           Pre-Workout Agreement dated February 26, 2001 among Bank Austria Creditanstalt
                         Corporate Finance, Inc. and OptiCare Eye Health Network, Inc., OptiCare Eye
                         Health Centers, Inc., PrimeVision Health Inc., and the Registrant. (Filed
                         herewith.)

         10.52           OptiCare Directors' and Officers' Trust Agreement dated November 7, 2001 between the Registrant and Norman S. Drubner, Esq., as Trustee. (Filed herewith.)+

       EXHIBIT           DESCRIPTION
       -------           -----------
         10.53           Agreement for Consulting Services dated April 16, 2001 between the Registrant and Morris Anderson and Associates, Ltd. (Filed herewith.)

         10.54           Form of Warrant to purchase 2,250,000 shares of common stock issued in connection with the Secured Promissory Note issued as of October 10, 2000 by
                         OptiCare Eye Health Centers, Inc., PrimeVision Health, Inc. and OptiCare Eye
                         Health Network, Inc. to Medici Investment Corp. ("Bridge Loan"). (Filed
                         herewith.)

         10.55           Form of Warrant to purchase 300,000 shares and 2,000,000 shares of common stock issued in connection with the Amended and Restated Secured Promissory Note issued as of October 10, 2000 by OptiCare Eye Health Centers, Inc., PrimeVision Health, Inc.
                         and OptiCare Eye Health Network, Inc. to Medici Investment Corp. ("Bridge Loan").
                         (Filed herewith.)

         10.56           Form of Warrant to purchase 50,000 shares of common stock issued in connection with the Amended and Restated Secured Promissory Note issued as of October 10,
                         2000 by OptiCare Eye Health Centers, Inc., PrimeVision Health, Inc. and OptiCare
                         Eye Health Network, Inc. to Dean J. Yimoyines, M.D. ("Bridge Loan"). (Filed
                         herewith.)

         10.57           Form of Warrant to purchase 400,000 shares of common stock issued in connection with the Amended and Restated Secured Promissory Note issued as of October 10,
                         2000 by OptiCare Eye Health Centers, Inc., PrimeVision Health, Inc. and OptiCare
                         Eye Health Network, Inc. to Palisade Concentrated Equity Partnership, LLP
                         ("Bridge Loan"). (Filed herewith.)

         10.58           Third Amendment to Amended and Restated Loan and Security Agreement, dated as of
                         January 5, 2001 by and among Bank Austria Creditanstalt Corporate Finance, Inc.
                         and OptiCare Eye Health Network, Inc., OptiCare Eye Health Centers, Inc.,
                         PrimeVision Health Inc., and the Registrant. (Filed herewith.)

         10.59           Amendment to Security Agreement dated as of January 5, 2001 among the
                         Registrant, OptiCare Eye Health Centers, PrimeVision Health, Inc., Consolidated
                         Eye Care, Inc. and each of the other subsidiaries and affiliates of the
                         Registrant listed on the signature pages thereto, in favor of Alexander
                         Enterprise Holdings Corp. (Filed herewith.)

         16.1            Letter of Hein + Associates LLP regarding Change in Certifying Accountants, incorporated by reference to Exhibit 16 of the Amendment No. 1 filed April 6,
                         1999, of Registrant's Current Report on Form 8-K dated March 29, 1999.

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

         23.1            Consent of Deloitte & Touche LLP (Filed herewith.)

         23.2            Consent of Ernst & Young LLP (Filed herewith.)



(b)  REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed during the three months ended December 31, 2000.


+  Management or compensatory plan.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       OPTICARE HEALTH SYSTEMS, INC.

Date: November 29, 2001
                                       By: /s/ Dean J. Yimoyines
                                           ---------------------------
                                           Dean J. Yimoyines, M.D.
                                           Chairman of the Board,
                                           Chief Executive Officer and President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated


SIGNATURE                           TITLE                                                      DATE
---------                           -----                                                      ----
/s/ Dean J. Yimoyines               Director, Chairman of the Board, Chief Executive Officer   November 29, 2001
-------------------------------     and President (Principal Executive Officer)
Dean J. Yimoyines, M.D.

/s/ William A. Blaskiewicz          Vice President and Chief Financial Officer                 November 29, 2001
-------------------------------     (Principal Financial and Accounting Officer)
William A. Blaskiewicz

/s/ Raymond W. Brennan              Director                                                   November 29, 2001
-------------------------------
Raymond W. Brennan

/s/ Norman S. Drubner               Director                                                   November 29, 2001
-------------------------------
Norman S. Drubner, Esq.

/s/ Alan J. Glazer                  Director                                                   November 29, 2001
-------------------------------
Alan J. Glazer

/s/ Frederick A. Rice               Director                                                   November 29, 2001
-------------------------------
Frederick A. Rice

                         INDEX TO FINANCIAL STATEMENTS

Reports of Independent Auditors                                                                                      F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999                                                         F-4

Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998                           F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998                           F-6

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999
and 1998                                                                                                             F-7

Notes to Consolidated Financial Statements                                                                           F-8

INDEPENDENT AUDITORS' REPORT


To the Board of Directors
OptiCare Health Systems, Inc.
Waterbury, Connecticut



We have audited the accompanying consolidated balance sheets of OptiCare Health Systems, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of OptiCare Health Systems, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for the year ended December 31, 2000 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and is in default under loan agreements with its bank and secondary lender. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are described in Note 20. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Deloitte & Touche LLP

Hartford, Connecticut
November 21, 2001

                        REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Prime Vision Health, Inc. and Subsidiaries

         We have audited the accompanying consolidated statements of income, statement of shareholders' deficit and cash flows of Prime Vision Health, Inc. and subsidiaries ("Company") for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of their operations and their cash flows for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements have been prepared assuming that Prime Vision Health, Inc. and subsidiaries will continue as a going concern. During 1998 and 1997 the Company incurred operating losses and had a working capital deficiency at December 31, 1998. In addition, the Company was not in compliance with certain covenants of its loan agreement with a bank at December 31, 1998. These conditions raised substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that my result from the outcome of this uncertainty.



/s/ Ernst & Young LLP

May 7, 1999
Raleigh, NC

                OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                               December 31,
                                                                                      -------------------------------
                                                                                          2000             1999
                                                                                      -------------    --------------
     ASSETS
     CURRENT ASSETS:
        Cash and cash equivalents                                                          $ 1,445           $ 2,921
        Accounts receivable, net                                                             9,548            10,557
        Inventories                                                                          3,113             3,029
        Income tax receivable                                                                    -               755
        Deferred income taxes, current                                                           -             2,579
        Other current assets                                                                   807             1,504
                                                                                      -------------    -------------
            TOTAL CURRENT ASSETS                                                            14,913            21,345

     Property and equipment, net                                                             8,222             9,679
     Deferred debt issuance costs, net                                                         971             1,236
     Intangible assets, net                                                                 30,082            32,443
     Deferred income taxes, non-current                                                          -               951
     Notes receivable from related parties, less current portion                                78                94
     Other assets                                                                            1,247               992
                                                                                      -------------    -------------
             TOTAL ASSETS                                                                  $55,513          $ 66,740
                                                                                      =============    =============

     LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES:
        Accounts payable                                                                   $ 5,798           $ 7,619
        Claims payable and IBNR                                                              3,703             3,048
        Accrued expenses                                                                     5,820             5,211
        Current portion of long-term debt                                                   32,992             3,459
        Current portion of capital lease obligations                                           120               110
        Deferred income tax liability                                                            -               397
        Other current liabilities                                                            1,021               810
                                                                                      -------------    -------------
             TOTAL CURRENT LIABILITIES                                                      49,454            20,654

     Long-term debt, less current portion                                                    1,222            39,689
     Capital lease obligations, less current portion                                           268               193
     Other liabilities                                                                         692               930
                                                                                      -------------    -------------
            TOTAL LIABILITIES                                                               51,636            61,466

     COMMITMENTS AND CONTINGENCIES  (Notes 11, 12 and 18)

     STOCKHOLDERS' EQUITY:
     Series A Convertible Preferred Stock, $.001 par value, 550,000 shares
        authorized; 418,803 shares issued and outstanding                                        1                 1
     Common Stock, $0.001 par value; 50,000,000 shares authorized; 12,747,324
     and 8,972,128 shares outstanding at December 31, 2000 and 1999, respectively               13                9
     Additional paid-in-capital                                                             60,554           47,784
     Accumulated deficit                                                                  (56,691)          (42,520)
                                                                                      -------------    -------------
              TOTAL STOCKHOLDERS' EQUITY                                                     3,877             5,274
                                                                                      -------------    -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             55,513          $ 66,740
                                                                                      =============    =============

        See notes to consolidated financial statements

                OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                                                  Year ended December 31,
                                                                       ----------------------------------------------
                                                                          2000              1999            1998
                                                                       ------------     ------------    ------------
     NET REVENUES:
     Managed care services                                                 $35,745          $ 24,425        $ 14,902
     Professional services                                                   8,256             4,061              --
     Other integrated services                                              83,882            66,147          49,710
                                                                       ------------     ------------    ------------
             Total net revenues                                            127,883            94,633          64,612
                                                                       ------------     ------------    ------------

     OPERATING EXPENSES:
        Cost of product sales                                               40,171            41,182          35,237
        Medical claims expense                                              29,663            19,545          10,994
        Salaries, wages and benefits                                        40,032            20,073           9,275
        Selling, general and administrative                                 15,631             7,932           5,996
        Restructuring and other one-time charges                             4,346                 -               -
        Depreciation                                                         2,842             1,408           1,133
        Amortization and write-off of goodwill                               2,888               605             284
        Interest                                                             3,500             3,248           4,498
                                                                       ------------     ------------    ------------
             Total operating expenses                                      139,073            93,993          67,417
                                                                       ------------     ------------    ------------

     INCOME (LOSS) FROM CONTINUING OPERATIONS
        BEFORE INCOME TAXES                                                (11,190)              640          (2,805)
     Income tax expense                                                      2,981               289             434
                                                                       ------------     ------------    ------------
     INCOME (LOSS) FROM CONTINUING OPERATIONS                              (14,171)              351          (3,239)

     DISCONTINUED OPERATIONS:
        Income (loss) from discontinued operations, net of tax                   -                 -         (11,287)
        (Loss) from disposal of discontinued operations, net of tax              -            (2,317)        (23,564)
                                                                       -----------     -------------     -----------
     NET (LOSS)                                                            (14,171)         $ (1,966)      $ (38,090)
                                                                        ===========     =============    ============

     (LOSS) PER COMMON SHARE:
       Income (loss) from continuing operations - basic and diluted       $  (1.15)         $  (0.05)        $ (2.54)
                                                                        ===========     =============    ============

       Net income (loss) - basic and diluted                              $ ( 1.15)         $ ( 0.54)       $ (17.99)
                                                                        ===========     =============    ============

       Weighted average shares outstanding - basic and diluted          12,354,494         4,776,501       2,256,461
                                                                        ===========     =============    ============

      See notes to consolidated financial statements

                OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (AMOUNTS IN THOUSANDS)

                                                                                       Year ended December 31,
                                                                              ------------------------------------------
                                                                                  2000           1999           1998
                                                                              -------------   ------------   -----------
  OPERATING ACTIVITIES:
     Net loss                                                                   $ (14,171)      $ (1,966)     $(38,090)
     Less:  net (loss) from discontinued operations                                      -        (2,317)      (34,851)
                                                                              -------------   ------------   -----------
     Net income (loss) from continuing operations                                 (14,171)            351       (3,239)
     Adjustments to reconcile net income (loss) from continuing operations to net cash (used in) provided by operating activities:
      Depreciation                                                                   2,842          1,408         1,133
      Amortization and write-off of goodwill                                         2,888            605           284
      Deferred income taxes                                                          3,015          (102)           273
      Bad debt expense                                                                 446            216           263
      Non-cash restructuring charges                                                   782              -             -
      Non-cash interest expense                                                        351              -             -
      Other non-cash charges                                                           108              -             -
      Changes in operating assets and liabilities (excluding the effects of acquired businesses):
         Accounts receivable                                                           563          (133)         (743)
         Inventories                                                                  (84)            222           913
         Other assets                                                                  730            625       (1,578)
         Accounts payable and accrued expenses                                       (681)          (962)         3,276
        Other liabilities                                                             (27)          (834)         (273)
     Cash provided by (used in) discontinued operations                                  -        (1,749)         1,899
                                                                              -------------   ------------   -----------
  Net cash provided by (used in) operating activities                              (3,238)          (353)         2,208
                                                                              -------------   ------------   -----------

  INVESTING ACTIVITIES:
      Purchases of property and equipment                                          (1,806)        (1,871)         (608)
      Cash acquired in mergers                                                           -            640             -
      Cash received from discontinued operations disposals                               -          5,685             -
      Cash used for acquisitions and related expenses                                    -        (5,637)             -
                                                                              -------------   ------------   -----------
  Net cash (used in) investing activities                                          (1,806)        (1,183)         (608)
                                                                              -------------   ------------   -----------

  FINANCING ACTIVITIES:
      Proceeds from long-term debt                                                   3,050         32,998            17
      Proceeds from issuance of common stock                                        10,135              -             -
      Proceeds from issuance of mandatorily redeemable preferred stock                   -              -         8,000
      Payments on long-term debt                                                   (9,481)       (34,173)       (6,000)
      Payment of financing costs                                                         -          (185)             -
      Payments on capital lease obligations                                          (136)          (139)         (139)
                                                                              -------------   ------------   -----------
  Net cash provided by (used in)  financing activities                               3,568        (1,499)         1,878
                                                                              -------------   ------------   -----------
  Increase (decrease) in cash and cash equivalents                                 (1,476)        (3,035)         3,478
  Cash and cash equivalents at beginning of year                                     2,921          5,956         2,478
                                                                              -------------   ------------   -----------
  Cash and cash equivalents at end of year                                         $ 1,445         $2,921        $5,956
                                                                              =============   ============   ===========

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                           $ 3,029         $4,332        $3,987
  Cash paid (received) for income taxes                                            $ (861)         $1,496        $2,155
  Assets of discontinued operations assumed by bank as a reduction of debt               -         $7,818             -

   See notes to consolidated financial statements

                OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                                 Retained
                                    Preferred Stock          Common Stock          Additional    Earnings
                                 ----------------------- ----------------------     Paid-In   (Accumulated
                                   Shares      Amount       Shares      Amount      Capital      Deficit)       Total
                                 ------------ ---------- ------------- ---------- ------------ ------------- ------------
Balance at December 31, 1997              --      $  --     2,170,326       $  2      $ 5,715     $ (1,171)      $ 4,546
  Issuance of stock warrant
     in connection with the
   issuance of redeemable
   preferred stock                                                                      1,293                      1,293
  Accretion of preferred stock                                                                      (1,293)      (1,293)
  Preferred stock dividends                                                           (1,200)                    (1,200)
  Issuance of common stock                                    154,799                      54                         54
  Net loss for 1998                                                                                (38,090)     (38,090)
                                ------------ ---------- ------------- ---------- ------------ ------------- ------------
Balance at December 31, 1998              --         --     2,325,125          2        5,862      (40,554)     (34,690)
  Preferred stock dividend                                                              (600)                      (600)
  Exercise of warrants                                         69,124
  Issuance of common stock
     to bank as financing fees                                156,900                     960                        960
  Issuance of warrants to bank
     as financing fees                                                                    179                        179
  Issuance of preferred stock
     to bank to reduce debt          418,803          1                                 2,449                      2,450
  Exchange of redeemable
     preferred stock                                          638,060          1        3,799                      3,800
  New Administrative
   Services Agreement                                         873,903          1        5,352                      5,353
  Issuance of common stock                                    324,838                   1,998                      1,998
  Saratoga merger                                             225,000                     130                        130
  OptiCare merger                                           4,249,675          5       26,866                     26,871
  Fractional shares                                             (497)                    (11)                       (11)
  Cohen Systems, Inc. purchase                                110,000                     800                        800
  Net loss for 1999                                                                                 (1,966)      (1,966)
                                 ------------ ---------- ------------- ---------- ------------ ------------- ------------
Balance at December 31, 1999       418,803            1     8,972,128          9       47,784      (42,520)        5,274
  Sale of registered shares                                 3,571,429          4       11,963                     11,967
  Exercise of options                                          35,209                      89                         89
  Issuance of common stock
   under employee stock purchase
   plan                                                       105,808                      79                         79
  Issuances of common stock                                    62,750                      86                         86
  Issuance of warrants                                                                    553                        553
  Net loss for 2000                                                                                (14,171)     (14,171)
                                 ------------ ---------- ------------- ---------- ------------ ------------- ------------
Balance at December 31, 2000       418,803           $1    12,747,324        $13      $60,554     $(56,691)      $ 3,877
                                 ============ ========== ============= ========== ============ ============= ============


See notes to consolidated financial statements.

                OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)


1.  ORGANIZATION AND BASIS OF PRESENTATION

     OptiCare Health Systems, Inc. and subsidiaries (the "Company") is an integrated eye care services company focused on (i) providing managed eye care services for health plans (ii) selling software systems, including point-of-sale and internet-based solutions, and providing administrative services to eye care professionals and (iii) operating integrated eye health centers, retail optical stores and a buying group program.

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

     As of December 31, 2000, the Company was in violation of certain covenants and is currently in default under loan agreements with its bank and secondary lender. Also, as shown in the financial statements, the Company's current liabilities exceeded its current assets by $34,541 at December 31, 2000, including $31,925 of long-term debt that has been classified as current as a result of being in default. These factors, among others, indicate that the Company may be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and to obtain additional financing or refinancing as may be required.

     In November 2001, management of the Company signed letters of intent to refinance and replace its long-term debt (See Note 20).


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


PROFESSIONAL SERVICES REVENUE

     The Company owns and operates ambulatory surgery centers and sells a broad range of other management services to eye care professionals. Revenue is recorded when the service is rendered at contractually agreed upon rates.


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

                OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)





MALPRACTICE CLAIMS

     The Company purchases insurance to cover medical malpractice claims. There are known claims and incidents as well as potential claims from unknown incidents that may be asserted from past services provided. Management believes that these claims, if asserted, would be settled within the limits of insurance coverage.


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

     Under the Company's agreement with the Texas Department of Insurance, the Company was required to pledge investments of $500 at December 31, 2000 and 1999.


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


STOCK-BASED COMPENSATION

     Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB No. 25), and related interpretations, and provide the pro forma disclosure. Accordingly, compensation cost for the stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

                OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Amounts in thousands except share data)





FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires the disclosure of fair value information for certain assets and liabilities, whether or not recorded in the balance sheet, for which it is practicable to estimate that value. The Company has the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and long-term debt. The Company considers the carrying amount of these items to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization or their current market rate of interest.


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


RECENT PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which the Company is required to adopt effective January 1, 2001. SFAS No. 133 will require the Company to record all derivatives on the balance sheet at fair value. The adoption did not have a material effect on consolidated results of operations or financial position.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests-method. The Company does not believe that the adoption of SFAS No. 141 will have a significant impact on its consolidated financial statements.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing, but has not yet determined the impact of SFAS No. 142 on its financial position and results of operations.

                OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)





     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses the conditions under which an impairment charge should be recorded related to long-lived assets to be held and used, except for goodwill, and those to be disposed of by sale or otherwise. The Company is currently assessing, but has not yet determined, the impact of SFAS No. 144 on its financial position and results of operations.



3.  MERGERS

OPTICARE

     The OptiCare merger, completed on August 13, 1999, was accounted for under the purchase method of accounting, whereby the purchase price has been allocated to fair values of the assets acquired and liabilities assumed. Fair values were based on valuations and other studies. The excess of the aggregate purchase price (including expenses) of approximately $29,100 over the fair value of the net assets acquired was approximately $20,700. Of this excess, approximately, $18,500 has been recorded as goodwill and is being amortized on a straight-line basis over 25 years and approximately $2,200 has been used to eliminate the valuation allowance related to Prime's deferred tax assets. In addition, the Company recorded an intangible asset of approximately $7,123 in connection with the separate acquisition of a new administrative services agreement that is being amortized over 25 years.

COHEN SYSTEMS

     On October 1, 1999 the Company purchased Cohen Systems, Inc. (the "Cohen Acquisition"), a software systems provider specializing in point of sale and internet-based solutions for optical retail and optical manufacturing laboratories. The total purchase price of $1,737 was comprised of $937 in cash and notes payable and 110,000 shares of common stock valued at approximately $800. The Cohen Acquisition was accounted for under the purchase method of accounting, whereby the purchase cost has been allocated to the fair value of the assets acquired and liabilities assumed with the excess identified as goodwill. Fair values were based on valuations and other studies. The goodwill resulting from this transaction was $1,387 and is being amortized on a straight-line basis over 25 years. The results of operations of Cohen Systems, Inc. are included in the consolidated financial statements from the purchase date.

     The following is a summary of the unaudited pro forma results of operations of the Company as if the Mergers and Cohen Acquisition had closed effective January 1, of the respective periods below.

                                                                               YEAR ENDED DECEMBER 31,
                                                                          ----------------------------------
                                                                              1999                1998
                                                                          --------------      --------------

  Net Revenues                                                                $ 129,624           $ 105,653
  Income (loss) from continuing operations                                      (1,359)             (3,881)
  Net income (loss)                                                             (3,676)            (38,732)

  Income (loss) per common share from continuing operations:
       Basic and diluted                                                       $ (0.15)            $ (0.43)

  Net income (loss) per common share:
       Basic and diluted                                                       $ (0.41)            $ (4.32)



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

                OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)



4.  RESTRUCTURING AND OTHER ONE-TIME CHARGES

     In the fourth quarter of 2000, the Company recorded $2,306 of restructuring charges and $230 of charges related to the canceled sale of the Connecticut operations. The Company's restructuring plans included closing and consolidating facilities, reducing overhead and streamlining operations and expects to substantially complete these restructuring activities by December 31, 2001. The restructuring charge of $2,306 was comprised of $242 of employee termination costs for six employees, $1,160 of lease related charges, $782 of fixed asset write-offs and $122 of other related expenses. During the year ended December 31, 2000, the restructuring liability was reduced by $1,074, of which $292 represented cash payments and $782 were non-cash related charges from the write-off of assets related to facilities that were closed as part of its restructuring activities. The majority of the restructuring liability at December 31, 2000 is related to excess office space that is not expected to be utilized over the remaining terms of the leases.

     In June 2000, the Company terminated a merger agreement it had entered into in February 2000 with Vision Twenty-One, Inc. The Company recorded a charge of $1,810 of merger related costs, primarily professional fees, associated with the terminated merger with Vision Twenty-One.



5.  DISCONTINUED OPERATIONS

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

Summarized information on the discontinued ophthalmology segment follows:

                                                                    1999               1998
                                                                 ------------     ---------------

Net revenues                                                             -       $        69,442
                                                                 ============     ===============

Income (loss) from discontinued operations before tax                    -              (17,884)
Income tax expense (benefit)                                             -              ( 6,597)
                                                                 ------------     ---------------
Income (loss) from discontinued operations                               -              (11,287)
Income (loss) on disposal of discontinued operations               $ (2,317)            (23,564)
                                                                 ------------     ---------------
Total income (loss) from discontinued operations                   $ (2,317)          $ (34,851)
                                                                 ============     ===============


Income (loss) per share from discontinued operations                $ (0.49)           $ (15.45)
                                                                 ============     ===============

                OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)




6.  SEGMENT INFORMATION

     The Company currently manages the operations of the business through three operating segments: (1) Managed Care Services (2) Professional Services and (3) Other Integrated Services.

     Management assesses the performance of its segments based on income before income taxes, interest expense, depreciation and amortization, and other corporate overhead. Summarized financial information, by segment, for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                                            YEAR ENDED DECEMBER 31,
                                                                  --------------------------------------------
                                                                     2000             1999           1998
                                                                  ------------     -----------    ------------
     REVENUES:
          Managed care services                                   $    38,260      $   25,150      $   14,902
          Professional services                                         8,256           4,061               -
          Other integrated services                                    95,265          78,227          68,949
                                                                  ------------     -----------    ------------
             Segment totals                                           141,781         107,438          83,851
          Elimination of inter-segment revenues                      (13,898)        (12,805)        (19,239)
                                                                  ------------     -----------    ------------
          Total net revenue                                          $127,883         $94,633         $64,612
                                                                  ============     ===========    ============

     INCOME (LOSS) FROM CONTINUING OPERATIONS
          BEFORE TAX:
          Managed care services                                    $    1,644      $    1,723      $    1,253
          Professional services                                         1,936           2,080
          Other integrated services                                     2,031           2,985           1,857
                                                                  ------------     -----------    ------------
             Segment totals                                             5,611           6,788           3,110
          Depreciation                                                (2,842)         (1,408)         (1,133)
          Amortization and write-off of goodwill                      (2,888)           (605)           (284)
          Interest expense                                            (3,500)         (3,248)         (4,498)
          Restructuring and other one-time charges                    (4,346)               -               -
          Corporate                                                   (3,225)           (887)               -
                                                                  ------------     -----------    ------------
     INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAX           $ (11,190)      $     640       $ (2,805)
                                                                  ============     ===========    ============

     ASSETS:
           Managed care services                                   $    3,849      $    7,564      $    4,548
           Professional services                                        2,945             919               -
           Other integrated services                                   14,803          14,409           6,403
                                                                  ------------     -----------    ------------
              Segment totals                                           21,597          22,892          10,951
           Intangibles                                                 30,082          32,443             810
           Discontinued operations                                          -               -           5,582
           Corporate, cash and other                                    3,834          11,405           9,213
                                                                  ------------     -----------    ------------
               Total                                               $   55,513      $   66,740      $   26,556
                                                                  ============     ===========    ============

     CAPITAL EXPENDITURES:
           Managed care services                                        $ 198          $  294          $  196
           Professional services                                          246               -               -
           Other integrated services                                      574           1,504             412
                                                                  ------------     -----------    ------------
                Segment totals                                          1,018           1,798             608
            Corporate                                                     788              73               -
                                                                  ------------     -----------    ------------
                Total                                                 $ 1,806         $ 1,871          $  608
                                                                  ============     ===========    ============

                OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)




7.  RECEIVABLES

Activity in the allowance for doubtful accounts consisted of the following for the years ended December 31:

                                                         2000              1999              1998
                                                     -------------     -------------     -------------
     Balance at beginning of period                          $626             $ 218             $ 227
     Allowances of acquired companies                           -               298                 -
     Additions charged to expense                             446               216               263
     Deductions                                             (391)             (106)              (272)
                                                     -------------     -------------     -------------
     Balance at end of period                                $681             $ 626             $ 218
                                                     =============     =============     =============




8.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                                   DECEMBER 31,
                                                                        -----------------------------------
                                                                            2000                1999
                                                                        --------------     ----------------
     Leasehold improvements                                                   $ 3,962              $ 4,447
     Furniture and equipment                                                    7,893                9,135
     Computer hardware and software                                             3,969                3,728
                                                                        --------------     ----------------
     Total                                                                     15,824               17,310
     Accumulated depreciation and amortization                                 (7,602)              (7,631)
                                                                        --------------     ----------------
     Property and equipment, net                                              $ 8,222              $ 9,679
                                                                        ==============     ================




9.  INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                                                   DECEMBER 31,
                                                                        -----------------------------------
                                                                            2000                 1999
                                                                        --------------      ---------------
     Goodwill                                                                 $23,340              $24,256
     Administrative services agreement                                          7,123                7,123
     Other                                                                      2,411                2,395
                                                                        --------------      ---------------
     Total                                                                     32,874               33,774
     Accumulated amortization                                                  (2,792)              (1,331)
                                                                        --------------      ---------------
     Intangible assets, net                                                   $30,082              $32,443
                                                                        ==============      ===============


In the fourth quarter of 2000, the Company recorded a $1,341 write-off of goodwill that was charged to amortization expense. That write-off represents the unamortized goodwill balance allocated to the managed care operations in Connecticut, which were closed.

                OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)




10. ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2000 and 1999:

                                                                                   DECEMBER 31,
                                                                        -----------------------------------
                                                                            2000                 1999
                                                                        --------------      ---------------
     Accrued salaries and related expenses                                      2,062                2,171
     Interest payable                                                             416                  310
     Restructuring liability (current portion)                                    540                    -
     Terminated merger fees                                                       790                    -
     Other accrued expense                                                      2,012                2,730
                                                                        --------------      ---------------
        Total accrued expenses                                                 $5,820               $5,211
                                                                        ==============      ===============



11. LONG-TERM DEBT

The details of the Company's long-term debt at December 31, 2000 and 1999 are as follows:

                                                                                       2000             1999
                                                                                   -------------     -----------
    Term note payable to bank in quarterly principal amounts. The final principal payment is payable for the outstanding principal balance and is due and payable on June 1, 2003. The interest rate equals the base rate or the eurodollar rate, which was 9.0 % at December 31, 2000. The term
      note is collateralized by substantially all assets of the Company.                $17,375         $21,500
    Revolving credit note to bank, due June 1, 2003, interest payable at the base rate or the eurodollar rate and is collateralized by
       substantially all assets of the Company.                                          12,300          11,500
    Promissory note payable due June 1, 2003.  The interest rate is equal to the
       Eurodollar rate plus two and one-quarter percent, which was equivalent to
       9.0 % at December 31, 2000.  The note is collateralized by substantially
       all assets of the Company.                                                         2,250               -
    Promissory notes payable due at various dates between 2001 and 2005.
        Principal and interest payments are due monthly or annually.  Interest
        is payable at rates ranging from 5.5% to 9.5%                                     2,158           3,084
    Note payable from practice acquisition due in annual installments of $240 plus interest at 7.0% per year, through October 2003, collateralized
        by specific assets of the Company.                                                  720             960
    Other notes payable due through September 2001.                                          69             237
    Subordinated note payable due August 13, 2002, interest compounds
       Quarterly at a rate of 8.0%.                                                           -           2,000
    Subordinated convertible promissory note payable due August 13, 2002.
       Interest compounds quarterly at a rate of 9.0%.                                        -           4,000
    Unamortized discounts                                                                 (658)           (133)
                                                                                   -------------     -----------
    Total                                                                                34,214          43,148
    Less current portion                                                                 32,992           3,459
                                                                                   -------------     -----------
                                                                                         $1,222         $39,689
                                                                                   =============     ===========



                OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)





    The following represents maturities of long-term debt by year and in the aggregate:

                                2001                    $32,992
                                2002                        882
                                2003                        272
                                2004                         34
                                2005                         34
                                                   -------------
                                                        $34,214
                                                   =============

     In August 1999, in connection with the Merger, the Company entered into a new loan agreement (the "Credit Facility"). The Credit Facility made available to the Company a $21,500 term loan and up to a $12,700 revolving loan facility secured by a security interest in substantially all of the assets of the Company. The outstanding borrowings under the revolving loan facility and the term loan are individually and collectively limited to specific available borrowing base amounts, as defined in the agreement. The interest rate applicable to the credit facility equals the base rate or the eurodollar rate (each as defined in the Credit Facility), as the Company may from time to time elect, in accordance with the provisions of the Credit Facility. The base rate is generally the higher of the prime rate of the bank for domestic commercial loans in effect on such applicable day, or the federal funds rate in effect on such applicable day plus one-half of one percent (1/2 of 1%), which generally equals LIBOR plus 2.25%. The Company is charged a commitment fee of one-half of one percent (1/2 of 1%) per annum of the sum of the aggregate average daily unused amount of the Company's revolving loan facility. During 2000, the Company's average borrowing rate was approximately 8.70%.

     Effective June 30, 2000, the Company's Credit Facility was amended (the "First Amendment"). The First Amendment provided, among other things, that (i) the terminated merger costs associated with the Vision Twenty-One merger were excluded from the calculation of the financial covenants and the Company's borrowing availability; (ii) the interest rate was increased by one-half of one percent (1/2 of 1%) to the amount set forth above; (iii) the term was reduced by one year with the termination date changing from June 1, 2004 to June 1, 2003; and (iv) the Company agreed to raise, or enter into binding commitments to raise, no less than $5,000 by January 1, 2001 through the issuance of equity or subordinated indebtedness or other means reasonably approved by Bank Austria. In accordance with the terms of the Credit Facility, 50% of any capital raised through the issuance of equity or subordinated indebtedness would be used to reduce indebtedness under the Credit Facility. The remainder would be used for capital expenditures and to meet working capital requirements. In the event other means were used to raise such capital, the Company could be required to use up to all of such funds to reduce indebtedness under the Credit Facility.

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

     On October 10, 2000 the Company obtained $2,250 through a bridge financing arrangement (the "Bridge Loan") with Alexander Enterprise Holdings Corp. ("Alexander Enterprises") and entered into a second amendment to the Credit Facility (the "Second Amendment"). Of the $2,250 of proceeds from the Bridge Loan, approximately $1,200 was paid to Bank Austria pursuant to the Second Amendment and the remaining $1,050 was used for general working capital purposes.

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

                OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)




     The Second Amendment provides, among other things, that in connection with the Bridge Loan from Alexander Enterprises, the Company pay $1,200 to Bank Austria as repayment of principal and interest. Of the $1,200 paid to Bank Austria, $300 was applied to past due interest, $400 was used to repay principal and $500 was applied as a prepayment of interest.

     In connection with the Bridge Loan, the Company issued a warrant to a designee of Alexander Enterprises to purchase 2,250,000 shares of common stock at $1.00 per share. The estimated fair value of the warrant at the date of issuance was $553. This value was determined using the Black-Scholes pricing model. The value of the warrant was recorded as a discount to the Bridge Loan and is being amortized to interest expense over the life of the loan.

     At December 31, 2000 and 1999, the Company was a guarantor of debt of related parties in the amount of $144 and $208, respectively.

     At December 31, 2000 the Company had standby letters of credit outstanding in the amount of $400.

     As of December 31, 2000, the Company was in violation of certain covenants under its Credit Facility. In addition, the Company did not make its scheduled principal and interest payments due in 2001 under its Credit Facility and is in default under its Credit Facility and Bridge Loan. Accordingly, the Company's indebtedness under the Credit Facility and Bridge Loan has been reclassified as a current liability as of December 31, 2000.


12. LEASES

     The Company leases certain furniture, machinery and equipment under capital lease agreements that expire through 2005. The Company primarily leases its facilities under cancelable and noncancelable operating leases expiring in various years through 2011. Several facility leases have annual rental terms comprised of base rent at the inception of the lease adjusted annually by a contingent amount based, in part, upon the increase in the consumer price index. Also, certain facility leases contain provisions which provide for additional contingent rents based on a stated percentage of sales. Rent expense charged to operations during the years ended December 31, 2000, 1999 and 1998 was $ 4,686, $3,010 and $2,302 of which $73, $83 and $132, respectively, represent contingent rent expense.

     Property and equipment includes the following amounts for capital leases at December 31:

                                                           2000                1999
                                                       --------------     ----------------
     Furniture, machinery and equipment                        $ 651             $  1,393
     Less accumulated amortization                            ( 206)              (1,037)
                                                       --------------     ----------------
                                                                $445              $   356
                                                       ==============     ================

     Capital lease obligations of $221 and $147 were incurred for acquisition of new equipment in 2000 and 1999, respectively. Amortization of capital leases is included in depreciation expense.

     Future minimum lease payments, by year and in the aggregate, under capital leases and operating leases with remaining terms of one year or more consisted of the following at December 31, 2000:

                                                            CAPITAL            OPERATING
                                                             LEASES              LEASES
                                                         ---------------     ---------------
          2001                                                    $ 164              $3,378
          2002                                                      160               2,708
          2003                                                      120               2,378
          2004                                                       22               1,941
          2005                                                        4               1,560
          Thereafter                                                  -               2,649
                                                         ---------------
                                                                             ---------------
          Total minimum lease payments                              470              14,614
                                                                             ===============
          Amounts representing interest                            (82)
                                                         ---------------
                                                                  $ 388
                                                         ===============

                OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)




13. 401(K) SAVINGS PLAN

     The Company provides a defined contribution 401(k) savings plan to substantially all employees who meet certain age and employment criteria. Eligible employees are allowed to contribute a portion of their income in accordance with specified guidelines. The Company matches a percentage of employee contributions up to certain limits. Employer contributions are made on a discretionary basis as authorized by the Board of Directors. Employer contributions for the years ended December 31, 2000, 1999 and 1998 were $ 417, $337 and $577, respectively.


14. RELATED PARTY TRANSACTIONS

     The Company incurred rent expense and other fees of $131, $123 and $123 in 2000, 1999 and 1998, respectively, which was paid to certain doctors for the use of equipment.

     The Company incurred rent expense of $2,123, $752 and $450 in 2000, 1999 and 1998, respectively, which was paid to officers and entities under common ownership for the lease of facilities.

     The Company has various notes receivable from related parties with interest rates ranging from prime plus 1% to 9%, maturing from 1999 through 2006. The total balance due under these notes receivable was $92 and $108 at December 31, 2000 and 1999, respectively, of which $14 has been reflected as a current asset at December 31, 2000 and 1999.


15. STOCKHOLDERS' EQUITY

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

     In August 1999, immediately prior to the Merger, the redeemable preferred stock and warrant were exchanged for $2,000 of subordinated long term debt, $4,000 of convertible subordinated long term debt and 2,033,333 shares of Prime Vision common stock, which in turn were exchanged in the merger for 638,060 shares of common stock.

                OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)



SERIES A PREFERRED STOCK

     In connection with the Company's entering into the Credit Facility, effective August 13, 1999, the Company issued 418,803 shares of Series A Convertible Preferred Stock (the "Preferred Stock"). Each share of Preferred Stock is convertible at any time at the option of the holder into one share of common stock with certain limitations. In addition, the Company may cause the conversion of all, but not less than all, of the outstanding shares of Preferred Stock into shares of common stock, subject to certain limitations.


WARRANTS

     As of December 31, 2000, warrants were outstanding and exercisable to purchase 3,001,198 common shares of the Company as follow: (i) 571,198 common shares at an exercise price of $7.98 per share, expiring in 2002, (ii)100,000 common shares at an exercise price of $5.85 per share, expiring in 2004, (iii) 50,000 common shares at an exercise price of $3.50 per share, expiring in 2005, (iv) 30,000 common shares at an exercise price of $4.50 per common share, expiring in 2005, and (v) 2,250,000 common shares at an exercise price of $1.00 per common share, expiring in 2005. No warrants were exercised in 2000 or 1999.


EMPLOYEE STOCK PURCHASE PLAN

     The Company provides an Employee Stock Purchase Plan (the "ESPP") to substantially all eligible employees who meet certain employment criteria. Under the terms of the ESPP, eligible employees may have up to 20% of eligible compensation deducted from their pay to purchase common stock. The per share purchase price is 85% of the average high and low per share trading price of common stock on the American Stock Exchange on the last trading date prior to the investment date, as defined. The amount that may be offered pursuant to this plan is 450,000 shares. For the year ended December 31, 2000, 105,808 shares were purchased by employees under the ESPP at a weighted average price of $0.74.


STOCK OPTION PLAN

     Presented below is a summary of the status of the Company's stock options and the related transactions for the years ended December 31, 2000, 1999 and 1998.

                                                 OPTIONS              EXERCISE PRICE
                                               OUTSTANDING                 RANGE
                                             -----------------     -------------------
     December 31, 1997                                240,841       $ 4.78 - $ 63.74
        Granted                                         2,981       $ 6.37 - $ 63.74
        Canceled                                     (38,957)
                                             -----------------
                                                                   -------------------
     December 31, 1998                                204,865       $ 4.78 - $ 63.74
        Canceled                                    (145,346)       $ 2.56 - $ 63.74
        OptiCare converted                            533,969            $ 2.56
        Granted                                       721,250            $ 5.85
                                             -----------------     -------------------
     December 31, 1999                              1,314,738       $ 2.56 - $ 63.74
        Canceled                                    (162,383)        $2.56 - $63.74
        Exercised                                    (35,209)            $2.56
        Granted                                       125,000        $ 1.78 - $3.44
                                             -----------------     -------------------
     December 31, 2000                              1,242,146       $ 1.78 - $ 63.74
                                             =================     ===================


     The Company's executive stock plan, approved by the Board of Directors in 1996, provided for the granting of nonqualified incentive stock options with a ten-year term. On August 13, 1999 options were granted to option holders of OptiCare and Prime in substitution for existing options, which contained substantially identical terms, except for a change in the exercise price and the number of shares, which were adjusted to reflect the exchange ratio in connection with the Merger. During the year ended December 31, 2000, options were issued at an average exercise price of $2.19

                OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)



per share, and options were canceled at an average exercise price $6.12. As of December 31, 2000, 2,214,319 shares were reserved for issuance under the stock option plan, including 972,173 shares available for future grant

     Pro forma information regarding net loss and loss per share is required by SFAS 123, and has been determined as if the Company accounted for its employee stock options granted subsequent to December 31, 1995, under the fair value method of SFAS 123. The weighted average fair value of the Company's stock options, calculated using the Black-Scholes option pricing model, granted during 2000 was $0.89 per share. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                            2000                1999                 1998
                                                      -----------------    ----------------     ----------------
     Risk free interest rate                               5.50%                6.00%                4.67%
     Dividends                                               --                  --                   --
     Volatility factor                                     .5000                .5500                .7604
     Expected Life                                        5 years              5 years            8.27 years


     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                  Year Ended December 31,
                                                      ------------------------------------------------
                                                          2000             1999              1998
                                                      -------------    -------------     -------------
     Net income (loss):
       As reported                                       $(14,171)         $(1,966)         $(38,090)
       Pro forma                                         $(14,535)         $(2,091)         $(38,110)
     Earnings per share - basic and diluted:
        As reported                                      $  (1.15)         $ (0.54)         $ (17.99)
        Pro forma                                        $  (1.18)         $ (0.56)         $ (18.00)




     The following table summarizes in more detail information regarding the Company's stock options outstanding at December 31, 2000.


                                         Options Outstanding                               Options Exercisable
                          ---------------------------------------------------         -------------------------------
                                                Weighted
                                                Average           Weighted                                Weighted
                                               Remaining          Average                                  Average
                           Outstanding        Contractual         Exercise             Exercisable        Exercise
  Exercise Price             Options          Life (years)         Price                 Options            Price
  -------------------     ---------------    ---------------    -------------         --------------     ------------

  $ 1.78 - $2.00                  95,000          9.6              $ 1.90                         -             $  -
  $ 2.56                         429,844          7.0                2.56                   214,920             2.56
  $ 3.44 - $4.78                  34,672          4.3                4.31                    24,672             4.60
  $ 5.85                         637,500          8.7                5.85                   164,060             5.85
  $ 6.37 - $19.12                 27,460          6.8               13.47                    23,540            12.53
  $47.80 - $63.73                 17,670          6.9               61.73                    17,670            61.73
                                                                                      --------------
                          ---------------                       -------------                            ------------
  Total                        1,242,146                           $ 5.33                   444,862            $6.76
                          ===============                       =============         ==============     ============

                OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)



16. EARNINGS (LOSS) PER COMMON SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                                                   Year Ended December 31,
                                                                       ------------------------------------------------
                                                                           2000             1999              1998
                                                                       -------------    -------------     -------------
    Income (loss) from continuing operations applicable to Common stockholders:
       Income (loss) from continuing operations                          $  (14,171)        $   351         $  (3,239)
       Accretion of redemption value of preferred stock and
            Preferred stock dividends                                             -            (600)           (2,493)
                                                                       -------------    -------------     -------------
    Income (loss) from continuing operations applicable to
     Common stockholders                                                 $  (14,171)         $  (249)         $ (5,732)
                                                                       =============    =============     =============

    Net income (loss) applicable to common stockholders:
        Net income (loss)                                                $  (14,171)        $ (1,966)        $ (38,090)
        Accretion of redemption value of preferred stock and
            Preferred stock dividends                                             -             (600)           (2,493)
                                                                       -------------    -------------     -------------

    Net income (loss) applicable to common shareholders                  $  (14,171)        $ (2,566)        $ (40,583)
                                                                       =============    =============     =============

    Weighted average common shares outstanding                           12,354,494        4,776,501         2,256,461
                                                                       =============    =============     =============

    Income (loss) per common share from continuing operations            $    (1.15)         $ (0.05)          $ (2.54)
                                                                       =============    =============     =============

    Net income (loss) per common share                                   $    (1.15)         $ (0.54)         $ (17.99)
                                                                       =============    =============     =============


     The weighted average common shares outstanding for years 1999 and 1998 (presented above) have been adjusted to reflect the conversion associated with the Merger.


     The following table reflects the potential common shares of the Company at December 31, 2000, 1999 and 1998. These shares have been excluded from the calculation of diluted earnings per share due to their antidilutive effect.

                                                                           2000             1999              1998
                                                                       -------------    -------------     --------------
    Options                                                               1,242,146        1,314,738            652,855
    Warrants                                                              3,001,198          671,198          1,553,614
    Common stock to be issued for convertible preferred stock               418,803          418,803                  -
    Common stock to be issued for convertible debt                                -          581,818                  -
                                                                       -------------    -------------     --------------
      Total                                                               4,662,147        2,986,557          2,206,469
                                                                       =============    =============     ==============

                OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)




17. INCOME TAXES


     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities consisted of the following at December 31, 2000 and 1999:

                                                                            2000               1999
                                                                        -------------      --------------
        Deferred tax assets:
           Net operating loss carryforwards                                  $ 3,408               $ 200
           Accruals                                                            2,149               2,047
           Allowance for bad debts                                               394                 263
           Depreciation and amortization                                       1,544                 951
           Other                                                                 165               (328)
                                                                        -------------      --------------
        Total current deferred tax assets                                      7,660               3,133
        Valuation allowance                                                  (7,660)                   -
                                                                        -------------      --------------
        Net deferred tax assets                                                $   0              $3,133
                                                                        =============      ==============

     The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In 2000, the company established a full valuation allowance against the entire net deferred tax assets in the amount of $7,660.

     As of December 31, 2000, the Company has net operating loss (NOL) carryforwards available of approximately $7.3 million for federal tax purposes. These NOL carryforwards expire in the years 2009 through 2020.

     The components of income tax expense (benefit) for the years ended December 31, 2000, 1999 and 1998 are as follows:


                                                               2000            1999             1998
                                                            ------------    ------------    -------------
         Current:
           Federal                                                $   -            $325             $141
           State                                                   (34)              66               20
                                                            ------------    ------------    -------------
           Total current                                           (34)             391              161
                                                            ------------    ------------    -------------

         Deferred:
           Federal                                                2,480            (85)              257
           State                                                    535            (17)               16
                                                            ------------    ------------    -------------
           Total deferred                                         3,015           (102)              273
                                                            ------------    ------------    -------------
           Total income tax expense                              $2,981            $289             $434
                                                            ============    ============    =============


     A reconciliation of the tax provision at the U.S. Statutory Rate to the effective income tax rate as reported is as follows:

                                                                              2000             1999             1998
                                                                           ------------    -------------   -------------
     Tax provision (benefit) at U.S. Statutory Rate                              (34)%              34%            (34%)
     State income taxes, net of federal benefit                                   (5)%               5%             (3%)
     Non-deductible expenses                                                       7 %               6%               5%
     Change in valuation allowance                                                59 %                -              48%
                                                                           ------------    -------------    -------------
     Effective income tax expense rate                                            27 %              45%              16%
                                                                           ============    =============    =============

                OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)





18. COMMITMENTS AND CONTINGENCIES


     OptiCare Eye Health Centers, Inc., a subsidiary of the Company, has been involved in discussions with the Attorney General of Connecticut concerning a potential consent decree relating to a confusing communication sent to some of its customers in the 1995-99 period involving statements of balances due. Though the statements were marked "This Is Not A Bill," some customers paid balances, duplicating amounts later received by the Company from insurers. When the misunderstanding was discovered, the Company reimbursed all customers who mistakenly paid. The terms of the anticipated consensual administrative order are still being discussed. The Company does not expect the outcome to have a material adverse impact on its financial condition or results of operation.

     Opticare Eye Health Network (OEHN), formerly known as Consolidated Eye Care, a North Carolina corporation and subsidiary of the Company, entered into a professional service agreement ("PSA") with Optometric Eye Care Center, P.A. ("OECC"), a firm in which Dr. Allan Barker and Dr. Blair Harrold are shareholders. Drs. Barker and Harrold, officers of the Company, gave the Company notice of its intent to terminate the PSA between OECC and our subsidiary, OEHN. Termination of the PSA could have adverse consequences on the Company's ability to continue to operate its North Carolina eye care and retail optometry centers, since the Company would no longer have a contractual relationship with the association of doctors who practice in those centers. The notice cited numerous alleged breaches of contractual obligations due to OECC. The Company adamantly denies that such alleged breaches have occurred. If OECC moves to enforce termination of the PSA, the Company will vigorously challenge OECC's right to terminate the agreement and will take all appropriate steps to protect the Company's interests, including litigation and/or administrative proceedings. This matter has not yet reached the litigation stage.

     In the normal course of business, the Company is both a plaintiff and defendant in lawsuits incidental to its current and former operations. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at December 31, 2000 cannot be ascertained. Management is of the opinion that, after taking into account the merits of defenses, insurance coverage and established reserves, the ultimate resolution of these matters will not have a material adverse effect in relation to the Company's consolidated financial position or results of operations.

                OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)





19. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                            Second          Third         Fourth
                                                          First Quarter     Quarter        Quarter        Quarter
                                                         ---------------  ------------   ------------  --------------
2000
Net revenue                                                    $ 34,592      $ 34,217       $ 32,397        $ 26,677
Net income (loss) (1)                                               294       (1,378)           (61)        (13,026)
Basic income (loss) per share                                      0.03        (0.11)           0.00          (1.05)
Diluted income (loss) per share                                    0.02        (0.11)           0.00          (1.05)

1999
Net revenue                                                    $ 18,096      $ 21,246       $ 23,553        $ 31,738
Income from continuing operations                                    80            55             77             139
Basic income (loss) per share from continuing
  Operations (2)                                                 (0.22)          0.02           0.01            0.02
Diluted income (loss) per share from continuing
  Operations (2)                                                 (0.22)          0.02           0.01            0.01
Net income (loss)                                                    80       (2,262)             77             139
Basic net income (loss) per share (2)                            (0.22)         (.97)           0.01             .02
Diluted net income (loss) per share (2)                          (0.22)         (.97)           0.01             .01

1998
Net revenue                                                    $ 17,122       $16,485        $16,557         $14,448
Loss from continuing operations                                     (46)         (307)          (932)         (1,954)
Basic and diluted loss per share from
  continuing operations (3)                                       (.01)        (0.14)          (.67)          (1.67)
Net income (loss)                                                   279         (319)          (394)        (37,656)
Basic and diluted net income (loss) per share (3)                   .13        (0.41)         (0.43)         (17.15)



(1) In the second quarter of 2000, the Company recorded a $1,810 charge for merger costs associated with the terminated merger with Vision Twenty-One. In the fourth quarter of 2000, the Company recorded a restructuring charge of $2,307, write-off of goodwill of $1,341 and a valuation allowance against deferred tax assets of $2,989.

(2) Includes the effect of a preferred stock dividend of $600 in the first quarter of 1999.

(3) The third quarter of 1998 includes the effect of a preferred stock dividend of $600. The fourth quarter of 1998 includes the effect of a preferred stock dividend of $600 and accretion of redemption value of preferred stock of $1,293.

                OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)




20. SUBSEQUENT EVENTS (UNAUDITED)

     On January 5, 2001, the Bridge Loan to the Company was amended and increased by $500,000. In connection with that increase, the warrants issued in connection with the original loan in October 2000 to purchase 2,250,000 shares were cancelled and new warrants were issued to purchase 2,000,000 shares of common stock at an exercise price of $1.00 and 750,000 shares at an exercise price of $0.40, for an aggregate purchase price of $2,300,000.

     In November 2001, the Company and one of its major shareholders, Palisade Concentrated Equity Partnership, LP ("Palisade") entered into preliminary, non-binding agreements with each other and with certain third parties, including the Company's senior lender, Bank Austria Creditanstalt Corporate Finance, Inc. (the "Bank"), and Capital Source Finance, LLC ("CapitalSource"), concerning a capital restructuring. Three preliminary, non-binding agreements (which are subject to the completion of binding, formal agreements and numerous substantial conditions, including a shareholder vote) have been signed by the parties as follows: (i) a letter of intent between Palisade and the Bank which establishes terms on which the Company's debt to the Bank would be refinanced and repaid at a discount (ii) a commitment letter from CapitalSource to the Company offering to loan the Company funds to repay the Bank debt at the discount negotiated between Palisade and the Bank and (iii) a letter of intent between Palisade and the Company setting terms on which Palisade would provide funds to repay the Bridge Loan.

     The terms of the these agreements provide for, among other things:

(a) Refinancing of all of the Company's debts and other obligations, direct and contingent, to the Bank, totaling approximately $34.3 million, as of November 1, 2001, and retirement of all of the Bank's stock, warrants and other ownership interests in the Company for payments totaling approximately $23.4 million. Of the payments of $23.4 million, $13.0 million would be paid in cash and $10.4 million would be paid in the form of a two-year, interest-bearing promissory note issued by the Company. The $13.0 million cash payment to the Bank would come from proposed loans provided by CapitalSource in the form of a $6.5 million three-year revolving credit facility, a $3.0 million term loan facility and a $5.5 million 18-month bridge loan.

(b) Palisade's investment of $3.5 million of cash in the Company to satisfy the outstanding Bridge Loan of $2.75 million plus interest and letter of credit backing for obligations of the Company totaling $16.7 million.

(c) Issuance, to Palisades, of 2,500,000 newly authorized shares of the Company's Series B, 12.5%, voting convertible redeemable preferred stock (convertible into common stock on a one-for-ten basis) and warrants to purchase approximately 16,730,000 additional shares of the Company's common stock.