Form 10-Q
period 2001-03-31
OPTICARE HEALTH SYSTEMS INC
filed 2001-12-03
CIK 311046

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                                 [ ] Yes [X] No

         The number of shares outstanding of the registrant's Common Stock, par value $.001 per share, at November 1, 2001 was 12,815,092 shares.

                               INDEX TO FORM 10-Q

                                                                        Page No.
PART I.  FINANCIAL INFORMATION

    Item 1.   Financial Statements

              Condensed Consolidated Balance Sheets at March 31, 2001
                (unaudited) and December 31, 2000                            3

              Condensed Consolidated Statements of Operations for
                the three months ended March 31, 2001 and 2000
                (unaudited)                                                  4

              Condensed Consolidated Statements of Cash Flows for
                the three months ended March 31, 2001 and 2000
                (unaudited)                                                  5

              Notes to Condensed Consolidated Financial Statements           6

    Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         10

    Item 3.   Quantitative and Qualitative Disclosures about Market Risk    16

PART II. OTHER INFORMATION

    Item 2.   Changes in Securities and Use of Proceeds                     16

    Item 3.   Defaults Upon Senior Securities                               16

    Item 5.   Other Information                                             17

    Item 6.   Exhibits and Reports on Form 8-K                              19

SIGNATURE                                                                   23

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                        MARCH 31,     DECEMBER 31,
                                                                          2001            2000
                                                                        --------        --------
                                                                       (Unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                            $  2,851        $  1,445
   Accounts receivable, net                                               10,168           9,548
   Inventories                                                             3,116           3,113
   Other current assets                                                      784             807
                                                                        --------        --------
       TOTAL CURRENT ASSETS                                               16,919          14,913
Property and equipment, net                                                7,625           8,222
Intangible assets, net                                                    29,744          30,082
Other assets                                                               1,958           2,296
                                                                        --------        --------
        TOTAL ASSETS                                                    $ 56,246        $ 55,513
                                                                        ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                     $  6,666        $  5,798
   Accrued expenses                                                        9,736           9,523
   Current portion of long-term debt                                      33,319          32,992
   Other current liabilities                                               1,262           1,141
                                                                        --------        --------
        TOTAL CURRENT LIABILITIES                                         50,983          49,454
Long-term debt, less current portion                                       1,157           1,222
Other liabilities                                                            925             960
                                                                        --------        --------
       TOTAL LIABILITIES                                                  53,065          51,636
                                                                        --------        --------

STOCKHOLDERS' EQUITY:
Series A Convertible Preferred Stock, $.001 par value, 550,000 shares
   Authorized; 418,803 shares issued and outstanding                           1               1
Common Stock, $0.001 par value; 50,000,000 shares authorized;
   12,799,125 shares outstanding at March 31, 2001 and 12,747,324 at
   December 31, 2000.                                                         13              13
Additional paid-in-capital                                                60,667          60,554
Accumulated deficit                                                      (57,500)        (56,691)
                                                                        --------        --------
         TOTAL STOCKHOLDERS' EQUITY                                        3,181           3,877
                                                                        --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 56,246        $ 55,513
                                                                        ========        ========

            See notes to condensed consolidated financial statements

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                          FOR THE THREE MONTHS
                                                             ENDED MARCH 31,
                                                     ----------------------------
                                                         2001            2000
                                                     ------------    ------------
NET REVENUES:
Managed care services                                $      7,703    $      9,065
Professional services                                       1,609           2,251
Other integrated services                                  20,270          23,376
                                                     ------------    ------------
   Total net revenues                                      29,582          34,692
                                                     ------------    ------------
OPERATING EXPENSES:
   Cost of product sales                                    9,776          11,296
   Medical claims expense                                   6,188           7,308
   Salaries, wages and benefits                             9,245          10,294
   Selling, general and administrative                      3,321           3,587
   Depreciation                                               673             635
   Amortization                                               337             372
   Interest                                                   851             693
                                                     ------------    ------------
        Total operating expenses                           30,391          34,185
                                                     ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES                            (809)            507

Income tax expense                                             --             213
                                                     ------------    ------------
NET INCOME (LOSS)                                    $       (809)   $        294
                                                     ============    ============
INCOME (LOSS) PER COMMON SHARE:

    Basic                                            $      (0.06)   $       0.03
                                                     ============    ============
    Diluted                                          $      (0.06)   $       0.02
                                                     ============    ============

Weighted average common shares outstanding-basic       12,759,336      11,601,642
Effect of dilutive securities:
  Preferred stock                                               *         418,803
  Options                                                       *         142,753
                                                     ------------    ------------
Weighted average common shares outstanding-diluted     12,759,336      12,163,198
                                                     ============    ============

*Anti-dilutive

            See notes to condensed consolidated financial statements

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                        FOR THE THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            ------------------
                                                              2001       2000
                                                            -------    -------
OPERATING ACTIVITIES:
   Net income (loss)                                        $  (809)   $   294
   Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
   Depreciation                                                 673        635
    Amortization                                                337        372
    Changes in operating assets and liabilities
       Accounts receivable                                     (620)    (2,056)
       Other assets                                             575       (347)
       Accounts payable and accrued expenses                  1,081      1,017
      Other liabilities                                         (83)      (258)
                                                            -------    -------
Net cash provided by (used in) operating activities           1,154       (343)
                                                            -------    -------

INVESTING ACTIVITIES:
    Purchases of equipment                                      (76)      (992)
                                                            -------    -------
Net cash used in investing activities                           (76)      (992)
                                                            -------    -------

FINANCING ACTIVITIES:
    Proceeds from issuance of long-term debt                    500         --
    Net proceeds from issuance of common stock                   --      9,966
    Principal payments on long-term debt                       (172)    (7,574)
    Net decrease in revolving credit facility                    --       (600)
                                                            -------    -------
Net cash provided by financing activities                       328      1,792
                                                            -------    -------

Increase (decrease) in cash and cash equivalents              1,406        457
Cash and cash equivalents at beginning of period              1,445      2,921
                                                            -------    -------
Cash and cash equivalents at end of period                  $ 2,851    $ 3,378
                                                            =======    =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                      $    68    $   732
Cash paid (received) for income taxes                       $  (110)   $    50

            See notes to condensed consolidated financial statements

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (Amounts in thousands except share data)

1.  BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements of OptiCare Health Systems, Inc., a Delaware corporation, and subsidiaries (the "Company") for the three months ended March 31, 2001 and 2000 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and
Article 10 of Regulation S-X of the Securities Exchange Act of 1934 and are unaudited. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of December 31, 2000 was derived from the Company's audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

    The Company is in default under loan agreements with its bank (its senior lender) and another lender. Accordingly, this debt has been classified within current liabilities on the company's financial statements at March 31, 2001 and December 31, 2000. As of March 31, 2001 the Company's current liabilities exceeded its current assets by $34,064. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and to obtain additional financing or refinancing as may be required.

    In November 2001, management of the Company signed letters of intent to refinance and replace its long-term debt (See Note 6).

    Certain prior period amounts have been reclassified to conform to the current period presentation.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (Amounts in thousands except share data)

2.  SEGMENT INFORMATION

    The Company currently manages the operations of the business through three operating segments: (1) Managed Care Services (2) Professional Services and (3) Other Integrated Services. The managed care services segment contracts with managed care organizations and health plans to administer the eye health portion of the healthcare benefit. The professional services segment operates an ambulatory surgical center and provides marketing, systems, software and other services to eye care professionals. The other integrated services segment owns and operates fully integrated eye health centers, retail optical stores and a buying group program for optical products. Management assesses the performance of its segments based on income before income taxes, interest expense, depreciation and amortization, and other corporate overhead.

Summarized financial information, by segment, for the three months ended March 31, 2001 and 2000 is as follows:

                                           THREE MONTHS ENDED MARCH 31,
                                           ----------------------------
                                               2001           2000
                                             --------       --------
REVENUES:
     Managed care services                   $  7,969       $  9,585
     Professional services                      1,609          2,251
     Other integrated services                 23,577         25,152
                                             --------       --------
        Segment totals                         33,155         36,988
     Elimination of inter-segment revenues     (3,573)        (2,296)
                                             --------       --------
       Total net revenue                     $ 29,582       $ 34,692
                                             ========       ========

INCOME (LOSS) FROM OPERATIONS
   BEFORE TAX:
     Managed care services                        489            650
     Professional services                        403            648
     Other integrated services                    794          1,516
                                             --------       --------
        Segment totals                          1,686          2,814
     Depreciation                                (673)          (635)
     Amortization                                (337)          (372)
     Interest expense                            (851)          (693)
     Corporate                                   (634)          (607)
                                             --------       --------
        Income (loss) before income taxes    $   (809)      $    507
                                             ========       ========

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (Amounts in thousands except share data)

3.  RESTRUCTURING

    During the three months ended March 31, 2001, $170 was charged against the restructuring accrual that was established in the fourth quarter of 2000. These charges principally relate to lease payments on vacant facilities that were closed as part of the Company's restructuring activities. The majority of the remaining restructuring liability at March 31, 2001 of $1,062 relates to lease obligations on excess office space that is not expected to be utilized over the remaining lease terms.

4.  CONTINGENCIES

    The Company is both a plaintiff and defendant in lawsuits incidental to its current and former operations. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at March 31, 2001 cannot be ascertained. Management is of the opinion that, after taking into account the merits of defenses, insurance coverage and established reserves, the ultimate resolution of these matters will not have a material adverse effect in relation to the Company's consolidated financial statements or results of operations.

5.  RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which the Company was required to adopt effective January 1, 2001. SFAS No. 133 requires the Company to record all derivatives on the balance sheet at fair value. The adoption did not have a material effect on its consolidated financial position or results of operations.

    In July 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests-method. The Company does not believe that the adoption of SFAS No. 141 will have a significant impact on its consolidated financial position or results of operations.

    In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing, but has not yet determined, the impact of SFAS No. 142 on its consolidated financial position and results of operations.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses the conditions under which an impairment charge should be recorded related to long-lived assets to be held and used, except for goodwill, and those to be disposed of by sale or otherwise. The Company is currently assessing, but has not yet determined, the impact of SFAS No. 144 on its consolidated financial position and results of operations.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (Amounts in thousands except share data)

6.  SUBSEQUENT EVENTS

    In November 2001, the Company and one of its major shareholders, Palisade Concentrated Equity Partnership, LP ("Palisade") entered into preliminary, non-binding agreements with each other and with certain third parties, including the Company's senior lender, Bank Austria Creditanstalt Corporate Finance, Inc. (the "Bank"), and CapitalSource Finance, LLC ("CapitalSource"), concerning a capital restructuring. Three preliminary, non-binding agreements (which are subject to the completion of binding, formal agreements and numerous substantial conditions, including a shareholder vote) have been signed by the parties as follows: (i) a letter of intent between Palisade and the Bank which establishes terms on which the Company's debt to the Bank would be refinanced and repaid at a discount (ii) a commitment letter from CapitalSource to the Company offering to loan the Company funds to repay the Bank debt at the discount negotiated between Palisade and the Bank and (iii) a letter of intent between Palisade and the Company setting terms on which Palisade would provide funds to repay the Bridge Loan.

    The terms of the these agreements provide for, among other things:

    (a) Refinancing of all of the Company's debts and other obligations, direct and contingent, to the Bank, totaling as of November 1, 2001, approximately $34.3 million and retirement of all of the Bank's stock, warrants and other ownership interests in the Company for payments totaling approximately $23.4 million. Of the payments of $23.4 million, $13.0 million would be paid in cash and $10.4 million would be paid in the form of a two-year, interest-bearing promissory note issued by the Company. The $13.0 million cash payment to the Bank would come from proposed loans provided by CapitalSource in the form of a $6.5 million three-year revolving credit facility, a $3.0 million term loan facility and a $5.5 million 18-month bridge loan.

    (b) Palisade's investment of $3.5 million of cash in the Company to satisfy the outstanding Bridge Loan of $2.75 million plus interest and letter of credit backing for obligations of the Company totaling $16.7 million.

    (c) Issuance, to Palisade, of 2,500,000 newly authorized shares of the Company's Series B, 12.5%, voting convertible redeemable participating preferred stock (convertible into common stock on a one-for-ten basis) and warrants to purchase approximately 16,730,000 additional shares of the Company's common stock.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and management's discussion and analysis contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission.

    Overview. OptiCare Health Systems, Inc. (the "Company") is an integrated eye care services company focused on managed care and professional eye care services. The Company executes its business through three business segments: (1) managed care services (2) professional services and (3) other integrated services. The managed care services segment contracts with managed care organizations and health plans to administer the eye health portion of the healthcare benefit. The professional services segment operates an ambulatory surgical center and provides marketing, systems, software and other services to eye care professionals. The other integrated services segment owns and operates fully integrated eye health centers, retail optical stores and a buying group program for optical products.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2000

    Managed care services revenue. Managed care services revenue decreased to $7.7 million for the three months ended March 31, 2001 from $9.1 million for the three months ended March 31, 2000, a decrease of $1.4 million. This decrease in revenue is primarily due to two managed care contracts that were not renewed in December 2000 by Anthem Blue Cross and Blue Shield of Connecticut ("Anthem").

    Professional services revenue. Professional services revenue was $1.6 million for the three months ended March 31, 2001 compared to $2.3 million for the three months ended March 31, 2000, a decrease of $0.7 million. Of this decrease, approximately $0.4 million is attributed to the closure of two ambulatory surgery centers in Connecticut in the fourth quarter of 2000, in connection with the company's restructuring plan. The remaining decrease of $0.3 million is the result of a decrease in software sales and installations in the first quarter of 2001 as compared to 2000.

    Other integrated services revenue. Other integrated services revenue decreased to $20.3 million for the three months ended March 31, 2001 from $23.4 million for the three months ended March 31, 2000, a decrease of $3.1 million. This decrease represents a $1.6 million reduction in optometry and ophthalmology revenue primarily due to the closure of optical and eye health locations in Connecticut and a $1.5 million reduction in buying group revenue resulting primarily from a decrease in purchasing volume.

    Cost of product sales. Cost of product sales decreased to $9.8 million for the three months ended March 31, 2001 from $11.3 million for the three months ended March 31, 2000, a decrease of $1.5 million. This decrease is comprised of a $1.4 million reduction in cost of sales related to the buying group program, which fell due to the decrease in purchasing volume. The remaining decrease of $0.1 million is attributed to the closure of certain medical and optical locations in Connecticut.

    Medical claims expense. Medical claims expense decreased to $6.2 million for the three months ended March 31, 2001 from $ 7.3 million for the three months ended March 31, 2000, a decrease of $1.1 million. This decrease is consistent with the decrease in managed care revenue.

    Salaries, wages and benefits. Salaries, wages and benefits decreased to $9.2 million for the three months ended March 31, 2001 from $10.3 million for the three months ended March 31, 2000, a decrease of $1.1 million. This decrease is due to the reductions in staff resulting from the closure of certain medical and optical locations in Connecticut as well as a decrease in the corporate workforce in connection with the company's restructuring plan implemented in 2000.

    Selling, general and administrative expenses. Selling, general and administrative expenses decreased to $3.3 million for the three months ended March 31, 2001 from $ 3.6 million for the three months ended March 31, 2000, a decrease of $0.3 million. The decrease is primarily attributable to reduced overhead, including rent, utilities and maintenance associated with closed locations and other reductions in general and administrative expenses in connection with the company's overall cost-cutting measures.

    Interest expense. Interest expense increased to $0.9 million for the three months ended March 31, 2001 from $0.7 million for the three months ended March 31, 2000, an increase of $0.2 million. This increase is primarily due to an increase in the average balance of long term debt outstanding in 2001.

    Income (loss) before income taxes. The company reported a loss before income taxes of $0.8 million for the three months ended March 31, 2001 compared to income before income taxes of $0.5 million for the three months ended March 31, 2000, a decrease of $1.3 million. The loss is primarily related to reduced profits from other integrated services and professional services segments.

    Income tax expense (benefit). The company did not record an income tax benefit on its operating loss for the quarter ended March 31, 2001, primarily due to the uncertainty surrounding the company's ability to utilize its net operating loss carryforwards. In comparison, the company reported a $0.2 million income tax expense for the three months ended March 31, 2000 related to the operating profit.

LIQUIDITY AND CAPITAL RESOURCES

    The company's principal sources of liquidity are from cash flows generated from operations and from borrowing under the Company's credit facility and from third party financing. The company's principal uses of liquidity are to provide working capital, meet debt service requirements and finance the company's growth. As of March 31, 2001, the company had cash and cash equivalents of approximately $2.9 million and no additional borrowing capacity available under its revolving credit facility after a $0.4 million letter of credit obligation.

    Net cash provided by operating activities of $1.2 million for the three months ended March 31, 2001 included an $0.8 million loss from operations offset by a $1.1 million increase in accounts payable and accrued expenses and $1.0 million of non-cash charges for depreciation and amortization. Net cash used in operating activities of $0.3 million for the three months ended March 31, 2000 included net income of $0.3 million and non-cash charges of $1.0 million, offset by $1.6 million of changes in working capital.

    The company invested $0.1 million in purchases of property and equipment during the three months ended March 31, 2001, compared to $1.0 million during the three months ended March 31, 2000. Fixed asset purchases were higher in 2000 primarily to support the integration and anticipated growth of the company subsequent to the Prime Vision and Opticare Eye Health Center merger in 1999.

    Net cash provided by financing activities was $0.3 million for the three months ended March 31, 2001 compared to $1.8 million for the three months ended March 31, 2000. Net cash provided by financing activities in 2001 consisted of $0.5 million of additional funds borrowed under the company's amended bridge loan which was partially offset by approximately $0.2 million of principal payments on long-term debt. The primary sources of net cash from financing activities for the three months ended March 31, 2000 was $10.0 million of net proceeds from the sale of registered common stock and $0.6 million in advances under its credit facility with its bank which was partially offset by $7.6 million of principal payments on long-term debt.

    As of March 31, 2001, under an agreement with the Texas Department of Insurance, the company is required to maintain a restricted investment of $250,000. The company does not believe the requirements of the Texas Department of Insurance will have a material impact on the company's liquidity.

    The company was unable to pay the interest and principal of approximately $1.7 million due on January 2, 2001 to its senior lender, Bank Austria, under its credit facility. Bank Austria formally declared an event of default under its credit facility on March 23, 2001, and on September 25, 2001, Bank Austria demanded payment in full of all outstanding obligations of the company to Bank Austria. In addition, on October 5, 2001, Alexander Enterprise Holdings Corp. formally declared an event of default under its loan to the company, as a result of the company's aforementioned default under its credit facility. As of November 1, 2001 the company has not made its scheduled principal payments due in 2001 under its credit facility and the company's arrearage with respect to such delinquent principal and interest totaled approximately $6.2 million. Total principal and accrued interest due to Bank Austria under its credit facility and to Alexander Enterprise Holdings Corp. under its bridge loan was approximately $34.5 million at November 1, 2001. Without new financing, the company cannot pay its obligations to Bank Austria and Alexander Enterprise, and Bank Austria and Alexander Enterprise have the right to commence foreclosure upon the assets of the company.

    The company will need to obtain additional financing or refinancing of its existing debt to ensure sufficient funding of its operations and to have the ability to service its debt obligations. In November 2001, the company signed preliminary, non-binding agreements (described below) with certain third parties, including the company's bank, to reduce and replace its existing credit facility. However, there can be no assurance that the company will complete such refinancing. Failure to obtain such refinancing would have a material adverse effect on the company's business, financial condition and results of operations.

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

    On October 2, 2001, Alexander Enterprise gave the company formal notice of:
(i) the occurrence of a default under the bridge loan documents; (ii) the requirement that all amounts outstanding under the bridge loan were to be immediately due and payable. The company continues to negotiate in good faith with Alexander Enterprise and with other parties in an effort to replace the Alexander Enterprise credit facility with another financing arrangement which would provide adequate capital support, at a manageable cost, to the company.

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

    One of the company's major shareholders, Palisade Concentrated Equity Partnership, L.P. ("Palisade") reached preliminary agreement with Bank Austria Creditanstalt Corporate Finance, Inc. ("Bank Austria") concerning new terms for refinancing all of the company's borrowings and other direct and indirect obligations to Bank Austria. Those terms, if implemented as proposed, provide that, in exchange for payments to the bank by the company which payments would total approximately $23.4 million (payable partly in cash at closing and partly by issuance of a two-year promissory note of the company), Bank Austria would:

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

    As part of its letter of intent with the company, Palisade also --subject to a number of conditions--tentatively agreed if the proposed transactions are consummated, to provide funds with which the company could satisfy bridge loans of $2.3 million, plus interest, from Alexander Enterprise Holdings, Inc.

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

    After carefully considering options available to the company, both management and the special committee of the company's Board of Directors have concluded that, without the cash investment and credit support being offered by Palisade, the company would not be able to obtain the substantial--and necessary--reduction, described above, of the company's debt to Bank Austria, nor would the company be able to obtain the other financing involved in this proposed transaction.

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

    There can be no assurance that these proposals will be carried out on the terms presently proposed, or on other terms comparably favorable to the company, or at all on any terms, or that, if the proposals are implemented, that the company will be able to recover its financial strength and become profitable.

    Statements in this Form 10-Q regarding the proposed capital restructuring have not been reviewed or approved by Bank Austria and Bank Austria has assumed no responsibility for such statements.

RECENT ACCOUNTING CHANGES

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which the Company was required to adopt effective January 1, 2001. SFAS No. 133 requires the Company to record all derivatives on the balance sheet at fair value. The adoption did not have a material effect on its consolidated financial position or results of operations.

    In July 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests-method. The Company does not believe that the adoption of SFAS No. 141 will have a significant impact on its consolidated financial position or results of operations.

    In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing, but has not yet determined the impact of SFAS No. 142 on its consolidated financial position and results of operations.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses the conditions under which an impairment charge should be recorded related to long-lived assets to be held and used, except for goodwill, and those to be disposed of by sale or otherwise. The Company is currently assessing, but has not yet determined, the impact of SFAS No. 144 on its consolidated financial position and results of operations.

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

    Management believes that inflation has not had a material effect on the Company's revenues for the three-month periods ended March 31, 2001 and 2000.

FORWARD-LOOKING INFORMATION

    Certain statements in this Form 10-Q and elsewhere (such as in other filings by the company with the Securities and Exchange Commission, press releases, presentations by the company or its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those relating to the proposed new financial structure for the company, the end of the suspension of the trading of the company's common stock by the American Stock Exchange and the continued listing of the stock on the Exchange, future opportunities, the outlook of customers, the reception of new services, technologies and pricing methods, existing and potential strategic alliances, the likelihood of incremental revenues offsetting expenses related to new initiatives, and expected improvements in the company's financial condition as a result of the proposed new capital structure. In addition, such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the company to be materially different from any future results expressed or implied by such forward-looking statements. Such factors include: changes in the regulatory environment applicable to the company's business, demand and competition for the company's products and services, general economic conditions, risks related to the eye care industry, the company's ability to successfully integrate and profitably manage its operations, failure to restructure the Company's bank facility, the Company's ability to regain compliance with the AMEX requirements and to maintain continued listing of its common stock, the risks related to managed care contracting, the ability of the Company to successfully raise capital on commercially reasonable terms, if at all, and other factors and other risks detailed from time to time in the company's periodic earnings releases and reports filed with the Securities and Exchange Commission, as well as the risks and uncertainties discussed in this Form 10-Q. The company undertakes no obligation to publicly update or revise forward looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is subject to market risk from exposure to changes in interest rates based on financing activities. The nature and amount of the Company's indebtedness may vary as a result of future business requirements, market conditions and other factors. The extent of the company's interest rate risk is not quantifiable or predictable due to the variability of future interest rates and financing needs. The Company does not expect changes in interest rates to have a material effect on income or cash flows in the year 2001, although there can be no assurances that interest rates will not significantly change. An increase of 10% in the interest rate payable by the Company would increase the quarterly interest expense by approximately $0.1 million, assuming that the Company's borrowing level is unchanged. The Company did not use derivative instruments to adjust the Company's interest rate risk profile during the three months ended March 31, 2001.


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

    In March 2001, pursuant to a settlement agreement and mutual general release, we issued 50,000 shares of common stock to a physician formerly affiliated with the company.

    The issuance of these shares are exempt from the registration requirements of the Securities Act pursuant to Section 4(2).

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    The company was unable to pay the interest and principal of approximately $1.7 million due on January 2, 2001 to its senior lender, Bank Austria, under its credit facility. Bank Austria formally declared an event of default under the credit facility on March 23, 2001, and on September 25, 2001, Bank Austria demanded payment in full of all outstanding obligations of the company to Bank Austria. In addition, on October 2, 2001, Alexander Enterprise formally declared an event of default under its loan to the company, as a result of the company's aforementioned default under its credit facility. As of November 1, 2001 the company has not made its scheduled principal payments due in 2001 under its credit facility and the company's arrearage with respect to such delinquent principal and interest totaled approximately $6.2 million. Total principal and accrued interest due to Bank Austria under its credit facility and to Alexander Enterprise under its bridge loan aggregated approximately $34.5 million at November 1, 2001.

    The company continues to negotiate in good faith with Bank Austria and with other parties in an effort to replace the Bank Austria credit facility with another financing arrangement which would provide adequate capital support, at a manageable cost, to the company.

ITEM 5.  OTHER INFORMATION

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

    One of the company's major shareholders, Palisade Concentrated Equity Partnership, L.P. ("Palisade") reached preliminary agreement with Bank Austria Creditanstalt Corporate Finance, Inc. ("Bank Austria") concerning new terms for refinancing all of the company's borrowings and other direct and indirect obligations to Bank Austria. Those terms, if accepted by Bank Austria and implemented as proposed, would provide that, in exchange for payments to the bank by the company of approximately $23.4 million (payable partly in cash at closing and partly by issuance of a two-year promissory note of the company), Bank Austria:

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

    In exchange for the investment and support Palisade has proposed, Palisade would acquire 2.5 million shares of the company's newly authorized Series B 12.5% Voting Convertible Redeemable Participating Preferred Stock (convertible into common stock on an one-for-ten basis) and warrants to purchase approximately 16.7 million additional shares of the company's common stock. Palisade would also convert an existing bridge loan to the company into preferred stock. This would raise Palisade's effective ownership of voting stock of the company from the present 18.5% to approximately 75% (on a fully-diluted basis).

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

American Stock Exchange Suspends Trading, Issues Notice of Intent to De-list OptiCare Stock

    On April 20, 2001, the American Stock Exchange suspended trading of the company's common stock, and the stock has not traded since that date. The last reported sale price of our common stock, on April 20, 2001, was $0.26 per share.

    On November 21, 2001, the American Stock Exchange notified the company of its intent to de-list OptiCare stock. The principal reasons for the determination, according to the Exchange, were the company's failure to file its Form 10-K for the year 2000 and its quarterly Form 10-Qs for the first three quarters of 2001.

    The company immediately appealed this determination and requested a hearing before a committee of the Exchange. We subsequently filed the Form 10-K and, as of the date of this filing, will have filed all of our required Form 10-Qs. These filings move the company in the direction of compliance with American Stock Exchange listing requirements.

    Further, if the company's proposed new capital structure were in place, and the company becomes current in its SEC filings, the company believes it would be eligible, subject to review by the Exchange, for the resumption of trading of its common stock on the American Stock Exchange. However, there can be no assurance that the company's request for continued listing will be granted, or that trading of its stock will resume, or, if trading is resumed, of the prices at which the stock will be traded.

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

    On March 23, 2001, Bank Austria formally notified us of the occurrence of events of default under the aforementioned credit facility. The bank forbade the company from making any payments on account of debt junior to that of the bank, including under certain Seller Notes representing long-term obligations of the company to certain medical practices.

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

    On September 25, 2001, Bank Austria gave the company formal notice of: (i) the occurrence of certain additional defaults under the credit facility loan documents; (ii) the immediate termination of the commitments under the loan documents; and (iii) the requirement that all amounts outstanding under the credit facility were to be immediately due and payable. The company continues to negotiate in good faith with Bank Austria and with other parties in an effort to replace the Bank Austria credit facility with another financing arrangement which would provide adequate capital support, at a manageable cost, to the company. It believes that the proposed transactions involving Bank Austria, Palisade Concentrated Equity Partnership, L.P. and CapitalSource Finance, LLC, comprise such an arrangement.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 10-Q.

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

         EXHIBIT   DESCRIPTION

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

         10.1 Vision care capitation agreement between OptiCare Eye Health Centers and Blue Cross & Blue Shield of Connecticut, Inc. (and its affiliates) dated October 23, 1999, incorporated by reference to Exhibit 10.9 to the Registration Statement 333-78501.

         10.2 Eye care services agreement between OptiCare Eye Health Centers and Anthem Health Plans, Inc. (d/b/a Anthem Blue Cross and Blue Shield of Connecticut), effective November 1, 1998, incorporated by reference to Exhibit 10.10 to the Registration Statement 333-78501.

         10.3 Contracting provider services agreement dated April 26, 1996, and amendment thereto dated as of January 1, 1999, between Blue Cross and Blue Shield of Connecticut, Inc., and OptiCare Eye Health Centers, incorporated herein by reference to
                   Exhibit 10.11 to the Registration Statement 333-78501.

         10.4      Form of employment agreement between the Registrant and Dean
                   J. Yimoyines, M.D., effective August 13, 1999, incorporated herein by reference to Exhibit 10.12 to the Registration Statement 333-78501. +

         10.5 Form of employment agreement between the Registrant and Steven L. Ditman, effective August 13, 1999, incorporated herein by reference to Exhibit 10.13 to the Registration Statement 333-78501.+

         10.6 Amended and Restated Loan and Security Agreement, dated as of August 13, 1999, among Consolidated Eye Care, Inc., renamed OptiCare Eye Health Network, Inc, OptiCare Eye Health Centers, and PrimeVision Health, Inc. as borrowers, the Registrant as the Parent, the lenders named therein (the "Lenders"), Bank Austria, AG (the "LC Issuer"), and Bank Austria Creditanstalt Corporate Finance, Inc., as the agent (the "Agent") (excluding schedules and other attachments thereto), incorporated by reference to Exhibit 10.1 to the Registrant's report on Form 8-K filed on August 30, 1999.

         10.7 Guaranty dated as of August 13, 1999, among the Registrant, OptiCare Eye Health Centers, PrimeVision Health, Inc., Consolidated Eye Care, Inc., renamed OptiCare Eye Health Network, Inc., and each of the other subsidiaries and affiliates of the Registrant listed on the signature pages thereto, in favor of the Lenders, the LC Issuer and the Agent, incorporated by reference to Exhibit 10.2 to the Registrant's report on Form 8-K filed on August 30, 1999.

         10.8 Security Agreement dated as of August 13, 1999, among the Registrant and the other parties listed on the signature page thereto in favor of the Agent for the benefit of the Lenders and the LC Issuer, incorporated by reference to Exhibit 10.3 to the Registrant's report on Form 8-K filed on August 30, 1999.

         10.9 Conditional Assignment and Trademark Security Agreement dated as of August 13, 1999, between the Registrant and the Agent for the benefit of the Lenders and the LC Issuer, incorporated by reference to Exhibit 10.4 to the Registrant's report on Form 8-K filed on August 30, 1999.

         EXHIBIT   DESCRIPTION

         10.10 Pledge and Security Agreement, dated as of August 13, 1999, among each of the Registrant, OptiCare Eye Health Centers, PrimeVision Health, Inc., Consolidated Eye Care, Inc., renamed OptiCare Eye Health Network, Inc., and each of the other subsidiaries and affiliates of the company listed on the signature pages thereto, in favor of the Agent for the benefit of the Lenders and the LC Issuer, incorporated by reference to Exhibit 10.5 to the Registrant's report on Form 8-K filed on August 30, 1999.

         10.11 Assignment of Notes and Security Agreement, dated as of August 13, 1999, between PrimeVision Health, Inc. and the Agent, incorporated by reference to Exhibit 10.6 to the Registrant's report on Form 8-K filed on August 30, 1999.

         10.12 Agreement and Plan of Merger, dated as of April 12, 1999, among the Registrant (then known as "Saratoga Resources, Inc."), OptiCare Shellco Merger Corporation, Prime Shellco Merger Corporation, OptiCare Eye Health Centers, Inc., a Connecticut corporation, and PrimeVision Health, Inc., incorporated herein by reference to Exhibit 2 to the Registration Statement 333-78501.

         10.13 First Amendment to Amended and Restated Loan and Security Agreement, dated as of June 30, 2000 by and among Bank Austria Creditanstalt Corporate Finance, Inc., and the Registrant, incorporated by reference to Exhibit 10.9 to the Registrant's Form 10-Q filed on August 14, 2000.

         10.14 Second Amendment to Amended and Restated Loan and Security Agreement, dated as of October 10, 2000 by and among the Registrant and Bank Austria Creditanstalt Corporate Finance, Inc., incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended 9/30/00,
                   Exhibit 10.11.

         10.15 Secured promissory note dated as of October 10, 2000, made by the company to Alexander Enterprise Holdings Corp., incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended 9/30/00,
                   Exhibit 10.12

         10.16 Security Agreement dated as of October 10, 2000 among the Registrant, OptiCare Eye Health Centers, PrimeVision Health, Inc., Consolidated Eye Care, Inc. and each of the other subsidiaries and affiliates of the Registrant listed on the signature pages thereto, in favor of Alexander Enterprise Holdings Corp., incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended 9/30/00, Exhibit 10.13

         10.17 Amended and Restated Secured Promissory Note issued as of October 10, 2000 by OptiCare Eye Health Centers, Inc., PrimeVision Health, Inc. and OptiCare Eye Health Network, Inc. to Alexander Enterprise Holdings Corp. ("Bridge Loan"). Incorporated by reference to Exhibit 10.49 to Registrant's report on Form 10-K filed on November 29, 2001.

         10.18 Pre-Workout Agreement dated February 26, 2001 among Bank Austria Creditanstalt Corporate Finance, Inc. and OptiCare Eye Health Network, Inc., OptiCare Eye Health Centers, Inc., PrimeVision Health Inc., and the Registrant. incorporated by reference to Exhibit 10.51 to Registrant's report on Form 10-K filed on November 29, 2001.

         10.19 OptiCare Directors' and Officers' Trust Agreement dated November 7, 2001 between the Registrant and Norman S. Drubner, Esq., as Trustee. incorporated by reference to
                   Exhibit 10.52 to Registrant's report on Form 10-K filed on November 29, 2001.+

         10.20 Agreement for Consulting Services dated April 16, 2001 between the Registrant and Morris Anderson and Associates, Ltd. Incorporated by reference to Exhibit 10.53 to Registrant's report on Form 10-K filed on November 29, 2001.

         10.21 Employment Agreement dated as of September 1, 2001 between the Registrant and William Blaskiewicz. (Filed herewith.) +

         EXHIBIT   DESCRIPTION

         10.22 Form of Warrant to purchase 2,250,000 shares of common stock issued in connection with the Secured Promissory Note issued as of October 10, 2000 by OptiCare Eye Health Centers, Inc., PrimeVision Health, Inc. and OptiCare Eye Health Network, Inc. to Medici Investment Corp. ("Bridge Loan"). Incorporated by reference to Exhibit 10.54 to Registrant's report on Form 10-K filed on November 29, 2001.

         10.23 Form of Warrant to purchase 300,000 shares and 2,000,000 shares of common stock issued in connection with the Amended and Restated Secured Promissory Note issued as of October 10, 2000 by OptiCare Eye Health Centers, Inc., PrimeVision Health, Inc. and OptiCare Eye Health Network, Inc. to Medici Investment Corp. ("Bridge Loan"). Incorporated by reference to Exhibit 10.55 to Registrant's report on Form 10-K filed on November 29, 2001.

         10.24 Form of Warrant to purchase 50,000 shares of common stock issued in connection with the Amended and Restated Secured Promissory Note issued as of October 10, 2000 by OptiCare Eye Health Centers, Inc., PrimeVision Health, Inc. and OptiCare Eye Health Network, Inc. to Dean J. Yimoyines, M.D. ("Bridge Loan"). Incorporated by reference to Exhibit 10.56 to Registrant's report on Form 10-K filed on November 29, 2001.

         10.25 Form of Warrant to purchase 400,000 shares of common stock issued in connection with the Amended and Restated Secured Promissory Note issued as of October 10, 2000 by OptiCare Eye Health Centers, Inc., PrimeVision Health, Inc. and OptiCare Eye Health Network, Inc. to Palisade Concentrated Equity Partnership, LLP. ("Bridge Loan"). Incorporated by reference to Exhibit 10.57 to Registrant's report on Form 10-K filed on November 29, 2001.

         10.26 Third Amendment to Amended and Restated Loan and Security Agreement, dated as of January 5, 2001 by and among Bank Austria Creditanstalt Corporate Finance, Inc. and OptiCare Eye Health Network, Inc., OptiCare Eye Health Centers, Inc., PrimeVision Health Inc., and the Registrant. Incorporated by reference to Exhibit 10.58 to Registrant's report on Form 10-K filed on November 29, 2001.

         10.27 Amendment to Security Agreement dated as of January 5, 2001 among the Registrant, OptiCare Eye Health Centers, PrimeVision Health, Inc., Consolidated Eye Care, Inc. and each of the other subsidiaries and affiliates of the Registrant listed on the signature pages thereto, in favor of Alexander Enterprise Holdings Corp. Incorporated by reference to Exhibit 10.59 to Registrant's report on Form 10-K filed on November 29, 2001.

         +    Management contract or compensatory plan

    b.   Reports filed on Form 8-K filed in the period covered by this report:

               None

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be filed on its behalf by the undersigned, hereunto duly authorized.


Date: December 3, 2001                 OPTICARE HEALTH SYSTEMS, INC.

                                       By: /s/ William A. Blaskiewicz
                                           -----------------------------------
                                           William A. Blaskiewicz
                                           Vice President and Chief Financial
                                           Officer (Principal Financial and
                                           Accounting Officer and duly
                                           authorized officer)