Form 10-Q
period 2001-06-30
OPTICARE HEALTH SYSTEMS INC
filed 2001-12-03
CIK 311046

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                               INDEX TO FORM 10-Q

                                                                        Page No.
PART I.  FINANCIAL INFORMATION

    Item 1.   Financial Statements

              Condensed Consolidated Balance Sheets at June 30, 2001
                (unaudited) and December 31, 2000                           3

              Condensed Consolidated Statements of Operations for
                the three and six months ended June 30, 2001
                and 2000 (unaudited)                                        4

              Condensed Consolidated Statements of Cash Flows for
                the six months ended June 30, 2001 and 2000
                (unaudited)                                                 5

              Notes to Condensed Consolidated Financial Statements          6

    Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        10

    Item 3.   Quantitative and Qualitative Disclosures About Market Risk   17

PART II. OTHER INFORMATION

    Item 3    Defaults Upon Senior Securities                              17

    Item 5.   Other Information                                            18

    Item 6.   Exhibits and Reports on Form 8-K                             20

SIGNATURE                                                                  23

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                        JUNE 30,       DECEMBER 31,
                                                                          2001             2000
                                                                        --------         --------
                                                                       (Unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                            $  2,552         $  1,445
   Accounts receivable, net                                                9,715            9,548
   Inventories                                                             3,444            3,113
   Other current assets                                                      547              807
                                                                        --------         --------
       TOTAL CURRENT ASSETS                                               16,258           14,913
Property and equipment, net                                                7,139            8,222
Intangible assets, net                                                    29,337           30,082
Other assets                                                               2,108            2,296
                                                                        --------         --------
        TOTAL ASSETS                                                    $ 54,842         $ 55,513
                                                                        ========         ========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                     $  5,652         $  5,798
   Accrued expenses                                                        9,819            9,523
   Current portion of long-term debt                                      33,300           32,992
    Other current liabilities                                              1,335            1,141
                                                                        --------         --------
        TOTAL CURRENT LIABILITIES                                         50,106           49,454
Long-term debt, less current portion                                       1,098            1,222
Other liabilities                                                            804              960
                                                                        --------         --------
       TOTAL LIABILITIES                                                  52,008           51,636
                                                                        --------         --------

STOCKHOLDERS' EQUITY:
Series A Convertible Preferred Stock, $.001 par value, 550,000 shares
   Authorized; 418,803 shares issued and outstanding                           1                1
Common Stock, $0.001 par value; 50,000,000 shares authorized;
   12,799,125 shares outstanding at June 30, 2001 and
   12,747,324 shares at December 31, 2000                                     13               13
Additional paid-in-capital                                                60,667           60,554
Accumulated deficit                                                      (57,847)         (56,691)
                                                                        --------         --------
         TOTAL STOCKHOLDERS' EQUITY                                        2,834            3,877
                                                                        --------         --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 54,842         $ 55,513
                                                                        ========         ========

            See notes to condensed consolidated financial statements

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                       FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS
                                                                JUNE 30,                    ENDED JUNE 30,
                                                      ----------------------------    ----------------------------
                                                          2001            2000            2001            2000
                                                      ------------    ------------    ------------    ------------
NET REVENUES:
   Managed care services                              $      6,704    $      8,991    $     14,407    $     17,956
   Professional services                                     1,958           2,521           3,567           4,772
   Other integrated services                                20,396          22,705          40,666          46,081
                                                      ------------    ------------    ------------    ------------
     Total net revenues                                     29,058          34,217          58,640          68,809
                                                      ------------    ------------    ------------    ------------

OPERATING EXPENSES:
   Cost of product sales                                     9,814          10,857          19,590          22,153
   Medical claims expense                                    5,235           7,206          11,423          14,414
   Salaries, wages and benefits                              9,315          10,275          18,560          20,569
   Selling, general and administrative                       3,110           3,704           6,431           7,291
   Terminated merger costs                                      --           1,810              --           1,810
   Depreciation                                                686             659           1,359           1,294
   Amortization                                                408             443             745             815
   Interest                                                    837             742           1,688           1,435
                                                      ------------    ------------    ------------    ------------
        Total operating expenses                            29,405          35,696          59,796          69,781
                                                      ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME  TAXES                            (347)         (1,479)         (1,156)           (972)

Income tax expense (benefit)                                    --            (101)             --             112
                                                      ------------    ------------    ------------    ------------
NET INCOME (LOSS)                                     $       (347)   $     (1,378)   $     (1,156)   $     (1,084)
                                                      ============    ============    ============    ============

Income (loss) per common share -  basic and diluted   $      (0.03)          (0.11)   $      (0.09)          (0.09)
                                                      ============    ============    ============    ============

Weighted average common shares outstanding -
     basic and diluted                                  12,799,300      12,574,343      12,796,868      12,087,992
                                                      ============    ============    ============    ============

            See notes to condensed consolidated financial statements

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                FOR THE SIX MONTHS
                                                                  ENDED JUNE 30,
                                                              ----------------------
                                                                2001          2000
                                                              --------      --------
OPERATING ACTIVITIES:
   Net income (loss)                                          $ (1,156)     $ (1,084)
   Adjustments to reconcile net loss to net cash provided
        by (used in) operating activities:
   Depreciation                                                  1,359         1,294
    Amortization                                                   745           815
    Changes in operating assets and liabilities
       Accounts receivable                                        (167)       (1,957)
       Inventories                                                (331)         (221)
       Other assets                                                664          (106)
       Accounts payable and accrued expenses                       150           463
      Other liabilities                                           (131)         (582)
                                                              --------      --------
Net cash provided by (used in) operating activities              1,133        (1,378)
                                                              --------      --------

INVESTING ACTIVITIES:
    Purchases of equipment                                        (276)       (1,441)
                                                              --------      --------
Net cash (used in) investing activities                           (276)       (1,441)
                                                              --------      --------

FINANCING ACTIVITIES:
    Net proceeds from issuance of long term debt                   500            --
    Net proceeds from issuance of common stock                      --        10,093
    Principal payments on long-term debt                          (250)       (8,205)
    Net increase in revolving credit facility                       --           550
                                                              --------      --------
Net cash provided by financing activities                          250         2,438
                                                              --------      --------

Increase (decrease) in cash and cash equivalents                 1,107          (381)
Cash and cash equivalents at beginning of period                 1,445         2,921
                                                              --------      --------
Cash and cash equivalents at end of period                    $  2,552      $  2,540
                                                              ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                        $    102      $  1,136
Cash paid (received) for income taxes                         $   (108)     $     --

            See notes to condensed consolidated financial statements

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (Amounts in thousands except share data)

1.  BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements of OptiCare Health Systems, Inc., a Delaware corporation, and subsidiaries (the "Company") for the three and six months ended June 30, 2001 and 2000 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and
Article 10 of Regulation S-X of the Securities Exchange Act of 1934 and are unaudited. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of December 31, 2000 was derived from the Company's audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

    The Company is in default under loan agreements with its bank (its senior lender) and another lender. Accordingly, this debt has been classified within current liabilities on the company's financial statements at June 30, 2001 and December 31, 2000. As of June 30, 2001 the Company's current liabilities exceeded its current assets by $33,848. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and to obtain additional financing or refinancing as may be required.

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

Summarized financial information, by segment, for the three and six months ended June 30, 2001 and 2000 is as follows:

                                                   THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                   ---------------------------    -------------------------
                                                       2001           2000           2001           2000
                                                     --------       --------       --------       --------
REVENUES:
     Managed care services                           $  6,870       $  9,690       $ 14,839       $ 19,275
     Professional services                              1,958          2,521          3,567          4,772
     Other integrated services                         24,269         25,712         47,847         50,864
                                                     --------       --------       --------       --------
        Segment totals                                 33,097         37,923         66,253         74,911
     Elimination of inter-segment revenues             (4,039)        (3,706)        (7,613)        (6,102)
                                                     --------       --------       --------       --------
       Total net revenue                             $ 29,058       $ 34,217       $ 58,640       $ 68,809
                                                     ========       ========       ========       ========

INCOME (LOSS) FROM OPERATIONS
   BEFORE TAX:
     Managed care services                           $    545       $    761       $  1,034       $  1,410
     Professional services                                639            978          1,042          1,626
     Other integrated services                            991          1,285          1,785          2,802
                                                     --------       --------       --------       --------
        Segment totals                                  2,175          3,024          3,861          5,838
     Depreciation                                        (686)          (659)        (1,359)        (1,294)
     Amortization                                        (408)          (443)          (745)          (815)
     Interest expense                                    (837)          (742)        (1,688)        (1,435)
     Corporate (including terminated merger costs)       (591)        (2,659)        (1,225)        (3,266)
                                                     --------       --------       --------       --------
        Income (loss) from operations
           Before income taxes                       $   (347)      $ (1,479)      $ (1,156)      $   (972)
                                                     ========       ========       ========       ========

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (Amounts in thousands except share data)

3.  RESTRUCTURING

    During the six months ended June 30, 2001, $298 was charged against the restructuring accrual that was established in the fourth quarter of 2000. These charges principally relate to lease payments on vacant facilities that were closed as part of the Company's restructuring activities. The majority of the remaining restructuring liability at June 30, 2001 of $934 relates to lease obligations on excess office space that is not expected to be utilized over the remaining lease terms.

4.  CONTINGENCIES

    The Company is both a plaintiff and defendant in lawsuits incidental to its current and former operations. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at June 30, 2001 cannot be ascertained. Management is of the opinion that, after taking into account the merits of defenses, insurance coverage and established reserves, the ultimate resolution of these matters will not have a material adverse effect in relation to the Company's consolidated financial statements or results of operations.

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

    Overview. OptiCare Health Systems, Inc. (the "company") is an integrated eye care services company focused on managed care and professional eye care services. The Company executes its business through three business segments: (1) managed care services (2) professional services and (3) other integrated services. The managed care services segment contracts with managed care organizations and health plans to administer the eye health portion of the healthcare benefit. The professional services segment operates an ambulatory surgical center and provides marketing, systems, software and other services to eye care professionals. The other integrated services segment owns and operates fully integrated eye health centers, retail optical stores and a buying group program for optical.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2001 Compared to the Three Months Ended
June 30, 2000

    Managed care services revenue. Managed care services revenue decreased to $6.7 million for the three months ended June 30, 2001 from $9.0 million for the three months ended June 30, 2000, a decrease of $2.3 million or 25.6%. This decrease in revenue is primarily due to two managed care contracts that were not renewed in December 2000 by Anthem Blue Cross and Blue Shield of Connecticut ("Anthem"). In addition, the contract with ConnectiCare was amended in April 2001, allowing ConnectiCare to resume administration of the contract, further reducing managed care revenue.

    Professional services revenue. Professional services revenue was $2.0 million for the three months ended June 30, 2001 compared to $2.5 million for the three months ended June 30, 2000, a decrease of $0.5 million or 20.0%. This decrease was primarily attributed to the closure of two ambulatory surgery centers in Connecticut in the fourth quarter of 2000.

    Other integrated services revenue. Other integrated services revenue decreased to $20.4 million for the three months ended June 30, 2001 from $22.7 million for the three months ended June 30, 2000, a decrease of $2.3 million or 10.1%. This decrease represents a $1.5 million decrease in optometry and ophthalmology revenue primarily due to the closure of optical and eye health locations in Connecticut and a $0.8 million decrease in buying group revenue resulting primarily from a decrease in purchasing volume.

    Cost of product sales. Cost of product sales decreased to $9.8 million for the three months ended June 30, 2001 from $10.9 million for the three months ended June 30, 2000, a decrease of $1.1 million or 10.1 %. This decrease is comprised of a $0.8 million reduction in cost of sales related to the buying group program, which is consistent with the decrease in purchasing volume. The remaining decrease is attributed to the closure of certain medical and optical locations in Connecticut.

    Medical claims expense. Medical claims expense decreased to $5.2 million for the three months ended June 30, 2001 from $7.2 million for the three months ended June 30, 2000, a decrease of $2.0 million. The medical loss ratio (MLR) representing medical claims expense as a percentage of managed care revenue decreased to 78.0% for the three months ended June 30, 2001 from 80.1% for the three months ended June 30, 2000. This decrease is primarily due to the two Anthem contracts and the ConnectiCare contract that are no longer managed by the Company which had higher MLRs than the average of the Company's remaining contracts.

    Salaries, wages and benefits. Salaries, wages and benefits decreased to $9.3 million for the three months ended June 30, 2001 from $10.3 million for the three months ended June 30, 2000, a decrease of $1.0 million. This decrease is comprised of $0.8 million from the reductions in staff resulting from the closure of certain locations in Connecticut and $0.2 million from net reductions in the corporate workforce.

    Selling, general and administrative expenses. Selling, general and administrative expenses decreased to $3.1 million for the three months ended June 30, 2001 from $3.7 million for the three months ended June 30, 2000, a decrease of $0.6 million. The decrease is primarily attributable to reduced overhead, including rent, utilities and maintenance associated with closed locations and other reductions in general and administrative expenses in connection with the company's overall cost-cutting measures.

    Terminated merger costs. Terminated merger costs of $1.8 million in 2000 represent non-recurring costs associated with the proposed merger with Vision Twenty-One, which was terminated in June 2000. These costs consist primarily of professional fees.

    Income (loss) from operations before income taxes. The company reported a loss from operations before income taxes of $0.3 million for the three months ended June 30, 2001 compared to a loss from operations before income taxes of $1.5 million for the three months ended June 30, 2000, an improvement of $1.2 million. However, since the loss from operations for the three months ended June 30, 2000 includes a one time $1.8 million charge representing merger costs related to the proposed merger with Vision Twenty-One, which was terminated in June 2000, the difference between the two three-month periods in the loss from operations excluding one-time charges is $0.6 million. The increased loss is primarily explained by reduced profits in the professional services segment.

    Income tax expense (benefit). The company did not record an income tax benefit derived from its operating loss for the quarter ended June 30, 2001, primarily due to the uncertainty surrounding the company's ability to utilize its net operating loss carryforwards. In comparison, the company reported an income tax benefit of $0.1 million for the three months ended June 30, 2000, which is the result of a tax benefit related to the terminated merger costs partially offset by income tax expense on current operations.

Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000

    Managed care services revenue. Managed care services revenue decreased to $14.4 million for the six months ended June 30, 2001 from $18.0 million for the six months ended June 30, 2000, a decrease of $3.6 million or 20.0%. This decrease in revenue is primarily due to two managed care contracts that were not renewed in December 2000 by Anthem Blue Cross and Blue Shield of Connecticut ("Anthem"). In addition, the contract with ConnectiCare was amended in April 2001, allowing ConnectiCare to resume administration of the contract, further reducing managed care revenue.

    Professional services revenue. Professional services revenue was $3.6 million for the six months ended June 30, 2001 compared to $4.8 million for the six months ended June 30, 2000, a decrease of $1.2 million. . Of this decrease, approximately $0.9 million is attributed to the closure of two ambulatory surgery centers in Connecticut in the fourth quarter of 2000, in connection with the company's restructuring plan. The remaining decrease of $0.3 million is the result of a decrease in software sales and installations in the first quarter of 2001 as compared to 2000.

    Other integrated services revenue. Other integrated services revenue decreased to $40.7 million for the six months ended June 30, 2001 from $46.1 million for the six months ended June 30, 2000, a decrease of $5.4 million. The decrease is comprised of a $3.1 million decrease in optometry and ophthalmology revenue, primarily due to the closure of certain Connecticut optical and eye health locations during 2000 and a $2.3 million decrease in buying group revenue resulting primarily from a decrease in purchasing volume.

    Cost of product sales. Cost of product sales decreased to $19.6 million for the six months ended June 30, 2001 from $22.2 million for the six months ended June 30, 2000, a decrease of $2.6 million. Of this decrease, $2.1 million represents a decrease in cost of sales related to the buying group program, and is directly related to the decrease in purchasing volume. The remaining decrease of $0.5 million results from the closures of certain optical, eye health and ambulatory surgery centers in Connecticut during 2000.

    Medical claims expense. Medical claims expense decreased to $11.4 million for the six months ended June 30, 2001 from $14.4 million for the six months ended June 30, 2000, a decrease of $3.0 million. The medical loss ratio (MLR) representing medical claims expense as a percentage of managed care revenue decreased to 79.3% for the six months ended June 30, 2001 from 80.3% for the six months ended June 30, 2000. This decrease is primarily due to the two Anthem contracts and the ConnectiCare contract that are no longer managed by the Company which had higher MLRs than the average of the Company's remaining contracts.

    Salaries, wages and benefits. Salaries, wages and benefits decreased to $18.6 million for the six months ended June 30, 2001 from $20.6 million for the six months ended June 30, 2000, a decrease of $2.0 million. This decrease is comprised of $1.6 million from the reductions in staff resulting from the closure of certain locations in Connecticut and $0.4 million from net reductions in the corporate workforce.

    Selling, general and administrative expenses. Selling, general and administrative expenses decreased to $6.4 million for the six months ended June 30, 2001 from $7.3 million for the six months ended June 30, 2000, a decrease of $0.9 million. The decrease is primarily the result of reduced rent, utilities and maintenance costs related to certain locations in Connecticut which were consolidated or closed in 2000.

    Terminated merger costs. Terminated merger costs of $1.8 million represent non-recurring costs associated with the proposed merger with Vision Twenty-One, which was terminated in June 2000. These costs consist primarily of professional fees.

    Interest expense. Interest expense increased to $1.7 million for the six months ended June 30, 2001 from $1.4 million for the six months ended June 30, 2000 an increase of approximately $0.3 million. Interest expense primarily relates to the company's bank indebtedness and notes payable to sellers in connection with acquisition activities. The increase in interest expense primarily results from the higher average balance of the Company's outstanding long-term debt.

    Income (loss) from operations before income taxes. The company reported a loss from operations before income taxes of $1.2 million for the six months ended June 30, 2001 compared to a loss from operations before income taxes of $1.0 million for the six months ended June 30, 2000, an increase of $0.2 million. However, since the loss from operations for the six months ended June 30, 2000 includes a one time $1.8 million charge representing merger costs related to the proposed merger with Vision Twenty-One, which was terminated in June 2000,the difference between the two six-month periods in the loss from operations excluding one-time charges is $2.0 million. The loss is primarily explained by reduced profits in the other integrated services and professional services segments.

    Income tax expense. The company did not record an income tax benefit derived from its operating loss for the six months ended June 30, 2001, primarily due to the uncertainty surrounding the company's ability to utilize its net operating loss carryforwards. The income tax provision for the six months ended June 30, 2000 was the result of income tax expense from operations offset by tax benefits of $0.1 million related to the terminated merger costs.

LIQUIDITY AND CAPITAL RESOURCES

    The company's principal sources of liquidity are from cash flows generated from operations and from borrowing under the company's Credit Facility. The company's principal uses of liquidity are to provide working capital, meet debt service requirements and finance the company's growth. As of June 30, 2001, the company had cash and cash equivalents of approximately $2.6 million and no additional borrowing capacity available under its revolving credit facility, net of a $0.4 million letter of credit obligation.

    Net cash provided by operating activities of $1.1 million for the six months ended June 30, 2001 included a $1.2 million loss from operations offset by non-cash charges of $2.1 million for depreciation and amortization and $0.2 million of other changes in working capital. Net cash used in operating activities for the six months ended June 30, 2000 of $1.4 million included a $1.1 million loss from operations and a $2.4 million net increase in working capital offset by $2.1 million of non-cash charges for depreciation and amortization.

    The company invested $0.3 million in property and equipment during the six months ended June 30, 2001 compared to $1.4 million for the three months ended June 30, 2000. Fixed asset purchases in 2000 were comprised of improvements to existing facilities, the purchase of equipment and the upgrade of certain information systems, which were incurred primarily to support the integration and anticipated growth of the company.

    Net cash provided by financing activities was $0.3 million for the six months ended June 30, 2001 compared to cash provided by financing activities of $2.4 million for the three months ended June 30, 2000. Net cash provided by financing activities in 2001 consisted of $0.5 million of additional funds borrowed under the company's amended bridge loan which was partially offset by approximately $0.2 million of principal payments on long-term debt. The primary sources of net cash from financing activities for the six months ended June 30, 2000 was $10.0 million of net proceeds from the sale of registered common stock and $0.5 million in advances under its credit facility with its bank which was partially offset by $8.2 million of principal payments on long-term debt.

     As of June 30, 2001 under an agreement with the Texas Department of Insurance, the Company is required to maintain a restricted investment of $250,000. The Company does not believe the requirements of the Texas Department of Insurance will have a material impact on the Company's liquidity.

    The company was unable to pay the interest and principal of approximately $1.7 million due on January 2, 2001 to its senior lender, Bank Austria, under its credit facility. Bank Austria formally declared an event of default under its credit facility on March 23, 2001, and on September 25, 2001, Bank Austria demanded payment in full of all outstanding obligations of the company to Bank Austria. In addition, on October 10, 2001, Alexander Enterprise Holdings Corp. formally declared an event of default under its loan to the company, as a result of the company's aforementioned default under its credit facility. As of November 1, 2001 the company has not made its scheduled principal payments due in 2001 under its credit facility and the company's arrearage with respect to such delinquent principal and interest totaled approximately $6.2 million. Total principal and accrued interest due to Bank Austria under its credit facility and to Alexander Enterprise Holdings Corp. under its bridge loan was approximately $34.5 million at November 1, 2001. Without new financing, the company cannot pay its obligations to Bank Austria and Alexander Enterprise, and Bank Austria and Alexander Enterprise have the right to commence foreclosure upon the assets of the company.

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

    Management believes that inflation has not had a material effect on the Company's revenues for the three and six-month periods ended June 30, 2001 and 2000.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is subject to market risk from exposure to changes in interest rates based on financing activities under the Company's credit facility. The nature and amount of the Company's indebtedness may vary as a result of future business requirements, market conditions and other factors. The extent of the company's interest rate risk is not quantifiable or predictable due to the variability of future interest rates and financing needs. The Company does not expect changes in interest rates to have a material effect on income or cash flows in the year 2001, although there can be no assurances that interest rates will not significantly change. An increase of 10% in the interest rate payable by the Company would increase interest expense for the six months by approximately $0.2 million, assuming that the Company's borrowing level is unchanged. The Company did not use derivative instruments to adjust the Company's interest rate risk profile during the six months ended June 30, 2001.

PART II. OTHER INFORMATION

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

American Stock Exchange Suspends Trading, Issues Notice of Intent to De-list the OptiCare Stock

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

         EXHIBIT   DESCRIPTION

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

         EXHIBIT   DESCRIPTION

         10.21 Employment Agreement dated as of September 1, 2001 between the Registrant and William Blaskiewicz. Incorporated by reference to Exhibit 10.21 to Registrant's report on Form 10 Q for the period ended March 31, 2001, filed on December 3, 2001.+

         10.22 Form of Warrant to purchase 2,250,000 shares of common stock issued in connection with the Secured Promissory Note issued as of October 10, 2000 by OptiCare Eye Health Centers, Inc., PrimeVision Health, Inc. and OptiCare Eye Health Network, Inc. to Medici Investment Corp. ("Bridge Loan"). Incorporated by reference to Exhibit 10.54 to Registrant's report on Form 10-K filed on November 29, 2001.

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


Date:    December 3, 2001              OPTICARE HEALTH SYSTEMS, INC.

                                       By:  /s/ William A. Blaskiewicz
                                            ----------------------------------
                                            William A. Blaskiewicz
                                            Vice President and Chief Financial
                                            Officer (Principal Financial and
                                            Accounting Officer and duly
                                            authorized officer)