Form 10-Q
period 2001-09-30
OPTICARE HEALTH SYSTEMS INC
filed 2001-12-03
CIK 311046

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                               INDEX TO FORM 10-Q

                                                                        Page No.
PART I.  FINANCIAL INFORMATION

    Item 1.   Financial Statements

              Condensed Consolidated Balance Sheets at
                 September 30, 2001 (unaudited) and December 31, 2000       3

              Condensed Consolidated Statements of Operations for the
                 three and nine months ended September 30, 2001 and
                 2000 (unaudited)                                           4

              Condensed Consolidated Statements of Cash Flows for the
                 nine months ended September 30, 2001 and 2000
                 (unaudited)                                                5

              Notes to Condensed Consolidated Financial Statements          6

    Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       10

    Item 3.   Quantitative and Qualitative Disclosures about Market
                 Risk                                                      18

PART II. OTHER INFORMATION


    Item 3.    Defaults Upon Senior Securities                             18

    Item 5.    Other Information                                           19

    Item 6.    Exhibits and Reports on Form 8-K                            22

SIGNATURE                                                                  26

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                          SEPTEMBER 30,    DECEMBER 31,
                                                                              2001            2000
                                                                            --------        --------
                                                                           (Unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                  $3,041         $ 1,445
   Accounts receivable, net                                                    8,691           9,548
   Inventories                                                                 3,368           3,113
   Other current assets                                                          441             807
                                                                            --------        --------
       TOTAL CURRENT ASSETS                                                   15,541          14,913
Property and equipment, net                                                    6,668           8,222
Intangible assets, net                                                        29,004          30,082
Other assets                                                                   2,387           2,296
                                                                            --------        --------
        TOTAL ASSETS                                                        $ 53,600         $55,513
                                                                            ========         =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                          $ 5,650         $ 5,798
   Accrued expenses                                                            9,526           9,523
   Current portion of long-term debt                                          33,401          32,992
   Other current liabilities                                                   1,172           1,141
                                                                            --------        --------
        TOTAL CURRENT LIABILITIES                                             49,749          49,454
Long-term debt, less current portion                                           1,030           1,222
Other liabilities                                                                782             960
                                                                            --------        --------
       TOTAL LIABILITIES                                                      51,561          51,636
                                                                            --------        --------

STOCKHOLDERS' EQUITY:
Series A Convertible Preferred Stock, $.001 par value, 550,000 shares
   Authorized; 418,803 shares issued and outstanding                               1               1
Common Stock, $0.001 par value; 50,000,000 shares authorized;
   12,815,092 and 12,747,324  shares outstanding at September 30, 2001
  and December 31, 2000, respectively.                                            13              13
Additional paid-in-capital                                                    60,667          60,554
Accumulated deficit                                                          (58,642)        (56,691)
                                                                            --------        --------
         TOTAL STOCKHOLDERS' EQUITY                                            2,039           3,877
                                                                            --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 53,600        $ 55,513
                                                                            ========        ========

            See notes to condensed consolidated financial statements

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                     FOR THE THREE MONTHS                 FOR THE NINE MONTHS
                                                      ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                                  ------------------------------    --------------------------------
                                                      2001             2000              2001              2000
                                                  --------------   -------------    ---------------    -------------
NET REVENUES:
Managed care services                                   $ 6,808         $ 8,903           $ 21,214         $ 26,859
Professional services                                     2,024           2,310              5,591            7,082
Other integrated services                                18,704          21,184             59,371           67,265
                                                  --------------   -------------    ---------------    -------------
   Total net revenues                                    27,536          32,397             86,176          101,206
                                                  --------------   -------------    ---------------    -------------
OPERATING EXPENSES:
   Cost of product sales                                  8,897           9,931             28,487           32,084
   Medical claims expense                                 5,316           7,482             16,739           21,896
   Salaries, wages and benefits                           8,939           9,643             27,499           30,212
   Selling, general and administrative                    3,317           3,747              9,748           11,038
   Terminated merger costs                                   -                -                  -            1,810
   Depreciation                                             661             600              2,020            1,894
   Amortization                                             333             443              1,078            1,258
   Interest                                                 868             732              2,556            2,167
                                                  --------------   -------------    ---------------    -------------
        Total operating expenses                         28,331          32,578             88,127          102,359
                                                  --------------   -------------    ---------------    -------------
INCOME (LOSS) FROM
    OPERATIONS BEFORE INCOME TAXES                         (795)           (181)            (1,951)          (1,153)

Income tax expense (benefit)                                  -            (120)                 -               (8)
                                                  --------------   -------------    ---------------    -------------
NET INCOME (LOSS)                                       $  (795)         $  (61)          $ (1,951)        $ (1,145)
                                                  ==============   =============    ===============    =============

Income (loss) per common share-basic and diluted        $ (0.06)         $ 0.00           $  (0.15)        $  (0.09)
                                                  ==============   =============    ===============    =============
Weighted average common shares outstanding-
   Basic and Diluted                                 12,815,092      12,623,883         12,791,447       12,280,961
                                                  ==============   =============    ===============    =============

            See notes to condensed consolidated financial statements

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                FOR THE NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                            ----------------------------------
                                                                                 2001               2000
                                                                            ---------------     --------------
OPERATING ACTIVITIES:
   Net loss                                                                      $  (1,951)         $  (1,145)
   Adjustments to reconcile net loss to net cash
        used in operating activities:
   Depreciation                                                                      2,020              1,894
    Amortization                                                                     1,078              1,258
    Changes in operating assets and liabilities
       Accounts receivable                                                             857             (2,507)
       Inventories                                                                    (255)              (284)
       Other assets                                                                    557                241
       Accounts payable and accrued expenses                                          (145)              (618)
      Other liabilities                                                               (258)              (878)
                                                                            ---------------     --------------
Net cash provided by (used) in operating activities                                  1,903            (2,039)
                                                                            ---------------     --------------

INVESTING ACTIVITIES:
    Purchases of equipment                                                            (466)            (1,704)
                                                                            ---------------     --------------
Net cash used in investing activities                                                 (466)            (1,704)
                                                                            ---------------     --------------

FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock                                           -             10,122
    Principal payments on long-term debt                                              (341)            (8,789)
    Net increase in revolving Credit Facility                                            -                800
    Proceeds from issuance of long-term debt                                           500                  -
                                                                            ---------------     --------------
Net cash provided by financing activities                                              159              2,133
                                                                            ---------------     --------------

Increase (decrease) in cash and cash equivalents                                     1,596             (1,610)
Cash and cash equivalents at beginning of period                                     1,445              2,921
                                                                            ---------------     --------------
Cash and cash equivalents at end of period                                         $ 3,041            $ 1,311
                                                                            ===============     ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                                             $   130            $ 1,957
Cash paid (received)for income taxes                                               $  (108)           $   272

            See notes to condensed consolidated financial statements

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (Amounts in thousands except share data)

1.  BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements of OptiCare Health Systems, Inc., a Delaware corporation, and subsidiaries (the "Company") for the three and nine months ended September 30, 2001 and 2000 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934 and are unaudited. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of December 31, 2000 was derived from the Company's audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

    The Company is in default under loan agreements with its bank (its senior lender) and another lender. Accordingly, this debt has been classified within current liabilities on the Company's financial statements at September 30, 2001 and December 31, 2000. As of September 30, 2001 the Company's current liabilities exceeded its current assets by $34,208. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and to obtain additional financing or refinancing as may be required.

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

         Summarized financial information, by segment, for the three and nine months ended September 30, 2001 and 2000 is as follows:

                                                 THREE MONTHS ENDED              NINE MONTHS ENDED
                                                    SEPTEMBER 30,                  SEPTEMBER 30,
                                             -------------------------       -------------------------
                                                2001            2000            2001            2000
                                             ---------       ---------       ---------       ---------
REVENUES:
     Managed care services                   $   6,982       $   9,567       $  21,821       $  28,842
     Professional services                       2,024           2,310           5,591           7,082
     Other integrated services                  21,793          24,821          69,640          75,685
                                             ---------       ---------       ---------       ---------
        Segment totals                          30,799          36,698          97,052         111,609
     Elimination of inter-segment revenues      (3,263)         (4,301)        (10,876)        (10,403)
                                             ---------       ---------       ---------       ---------
       Total net revenue                     $  27,536       $  32,397       $  86,176       $ 101,206
                                             =========       =========       =========       =========

INCOME (LOSS) FROM OPERATIONS
   BEFORE TAX:
     Managed care services                   $     501       $     287       $   1,535       $   1,697
     Professional services                         701             811           1,743           2,438
     Other integrated services                     398           1,214           2,183           4,015
                                             ---------       ---------       ---------       ---------
        Segment totals                           1,600           2,312           5,461           8,150
     Depreciation                                 (661)           (600)         (2,020)         (1,894)
     Amortization                                 (333)           (443)         (1,078)         (1,258)
     Interest expense                             (868)           (732)         (2,556)         (2,167)
     Terminated merger costs                        --              --              --          (1,810)
     Corporate                                    (533)           (718)         (1,758)         (2,174)
                                             ---------       ---------       ---------       ---------
        Income (loss) from operations
           before income taxes               $    (795)      $    (181)      $  (1,951)      $  (1,153)
                                             =========       =========       =========       =========

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (Amounts in thousands except share data)

3.  RESTRUCTURING

    During the nine months ended September 30, 2001, $352 was charged against the restructuring accrual that was established in the fourth quarter of 2000. These charges principally relate to lease payments on vacant facilities that were closed as part of the Company's restructuring activities. The majority of the remaining restructuring liability at September 30, 2001 of $881 relates to lease obligations on excess office space that is not expected to be utilized over the remaining lease terms.

4.  CONTINGENCIES

    The Company is both a plaintiff and defendant in lawsuits incidental to its current and former operations. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at September 30, 2001 cannot be ascertained. Management is of the opinion that, after taking into account the merits of defenses, insurance coverage and established reserves, the ultimate resolution of these matters will not have a material adverse effect in relation to the Company's consolidated financial statements or results of operations.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000

    Managed care services revenue. Managed care services revenue decreased to $6.8 million for the three months ended September 30, 2001 from $8.9 million for the three months ended September 30, 2000, a decrease of $2.1 million. This decrease in revenue is primarily due to two managed care contracts that were not renewed in December 2000 by Anthem Blue Cross and Blue Shield of Connecticut ("Anthem"). In addition, the contract with ConnectiCare was amended in April 2001, allowing ConnectiCare to resume administration of the contract, further reducing managed care revenue.

    Professional services revenue. Professional services revenue was $2.0 million for the three months ended September 30, 2001 compared to $2.3 million for the three months ended September 30, 2000, a decrease of $0.3 million. This decrease represents a decrease in revenue from ambulatory surgery services, primarily due to the closure of two Connecticut surgery centers in the fourth quarter of 2000.

    Other integrated services revenue. Other integrated services revenue decreased to $18.7 million for the three months ended September 30, 2001 from $21.2 million for the three months ended September 30, 2000, a decrease of $2.5 million. This decrease represents a $1.4 million decrease in optometry and ophthalmology revenue, primarily due to the closure of certain optical and eye health locations in Connecticut during 2000, and a $1.1 million decrease in buying group revenue resulting primarily from a decrease in purchasing volume.

    Cost of product sales. Cost of product sales decreased to $8.9 million for the three months ended September 30, 2001 from $9.9 million for the three months ended September 30, 2000, a decrease of $1.0 million. This decrease is comprised of a $0.9 million decrease in cost of sales related to the buying group program, which decreased due to the decrease in purchasing volume. The remaining decrease of $0.1 million is attributed to the closure of certain optical and eye health facilities in Connecticut during 2000.

    Medical claims expense. Medical claims expense decreased to $5.3 million for the three months ended September 30, 2001 from $7.5 million for the three months ended September 30, 2000, a decrease of $2.2 million. The medical loss ratio
(MLR) decreased to 78.1% for the three months ended September 30, 2001 from 84.0 % for the three months ended September 30, 2000. This decrease is primarily due to the two Anthem contracts and the ConnectiCare contract that are no longer managed by the Company which had higher MLRs than the average of the Company's remaining contracts.

    Salaries, wages and benefits. Salaries, wages and benefits decreased to $8.9 million for the three months ended September 30, 2001 from $9.6 million for the three months ended September 30, 2000, a decrease of $0.7 million. Of this decrease, approximately $0.3 million represents a decrease in compensation in optometry and ophthalmology operations primarily due to reductions in staff resulting from the closure of certain optical and eye health facilities in Connecticut during 2000. Compensation expense related to managed care operations decreased $0.2 million due to decreased staff. The remaining decrease of approximately $0.2 million represents reduced employee costs in professional services and corporate operations, primarily due to reductions in executive and managerial employees.

    Selling, general and administrative expenses. Selling, general and administrative expenses decreased to $3.3 million for the three months ended September 30, 2001 from $3.7 million for the three months ended September 30, 2000, a decrease of $0.4 million. The decrease is primarily attributable to reduced overhead, including rent, utilities and maintenance associated with closed locations and other reductions in general and administrative expenses in connection with the company's overall cost-cutting measures.

    Income (loss) before income taxes. The company reported a loss from operations before income taxes of $0.8 million for the three months ended September 30, 2001 compared to a loss from operations before income taxes of $0.2 million for the three months ended September 30, 2000. The change is primarily attributable to reduced profits from other integrated services segment partially offset by corporate savings.

    Income tax expense (benefit). The company did not record an income tax benefit on its operating loss for the quarter ended September 30, 2001, primarily due to the uncertainty surrounding the company's ability to utilize its net operating loss carryforwards.

Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000

    Managed care services revenue. Managed care services revenue decreased to $21.2 million for the nine months ended September 30, 2001 from $26.9 million for the nine months ended September 30, 2000, a decrease of $5.7 million. This decrease in revenue is primarily due to two managed care contracts that were not renewed in December 2000 by Anthem Blue Cross and Blue Shield of Connecticut ("Anthem"). In addition, the contract with ConnectiCare was amended in April 2001, allowing ConnectiCare to resume administration of the contract, further reducing managed care revenue.

    Professional services revenue. Professional services revenue was $5.6 million for the nine months ended September 30, 2001 compared to $7.1 million for the nine months ended September 30, 2000, a decrease of $1.5 million. Of this decrease approximately $1.1 million represents a decrease in ambulatory surgery services revenue, primarily due to the closure of two of the company's ambulatory surgery centers in the fourth quarter of 2000, and $0.4 million represents decreased sales of software systems.

    Other integrated services revenue. Other integrated services revenue decreased to $59.4 million for the nine months ended September 30, 2001 from $67.3 million for the nine months ended September 30, 2000, a decrease of $7.9 million. This decrease represents a $4.5 million decrease in optometry and ophthalmology revenue, primarily due to the closure of certain Connecticut optical and eye health locations during 2000 in connection with the Connecticut restructuring, and a $3.4 million decrease in buying group revenue resulting primarily from a decrease in purchasing volume.

    Cost of product sales. Cost of product sales decreased to $28.5 million for the nine months ended September 30, 2001 from $32.1 million for the nine months ended September 30, 2000, a decrease of $3.6 million. Of this decrease, $3.1 million represents a decrease in cost of sales related to the buying group program, and is directly related to the decrease in purchasing volume. The remaining decrease of $0.5 million is a result of the Connecticut restructuring in 2000 of which approximately $0.3 million relates to optometry and ophthalmology services and $0.2 million relates to ambulatory surgical services.

    Medical claims expense. Medical claims expense decreased to $16.7 million for the nine months ended September 30, 2001 from $21.9 million for the nine months ended September 30, 2001, a decrease of $5.2 million. The medical loss ratio (MLR) decreased to 78.9% for the nine months ended September 30, 2001 from
81.5 % for the nine months ended September 30, 2000. This decrease is primarily due to the two Anthem contracts and the ConnectiCare contract that are no longer managed by the Company which had higher MLRs than the average of the Company's remaining contracts.

    Salaries, wages and benefits. Salaries, wages and benefits decreased to $27.5 million for the nine months ended September 30, 2001 from $30.2 million for the nine months ended September 30, 2000, a decrease of $2.7 million. This decrease is primarily due to decreases in operations personnel, primarily due to the Connecticut restructuring that included the closure of two ambulatory surgery centers and other optical and eye health locations during 2000. The company also experienced net reductions in corporate personnel at the executive and managerial levels.

    Selling, general and administrative expenses. Selling, general and administrative expenses decreased to $9.7 million for the nine months ended September 30, 2001 from $11.0 million for the nine months ended September 30, 2000, a decrease of $1.3 million. The decrease is primarily attributable to the company's plan to reduce overhead and streamline operations. This decrease includes reduced rent, utilities and maintenance costs associated with the closing of certain optical, eye health and ambulatory surgery centers in 2000 under the Connecticut restructuring.

    Terminated merger costs. Terminated merger costs of $1.8 million in 2000 represent merger costs associated with the proposed merger with Vision Twenty-One, which was terminated in June 2000. These costs consisted primarily of professional fees.

    Interest expense. Interest expense increased to $2.6 million for the nine months ended September 30, 2001 from $2.2 million for the nine months ended September 30, 2000 an increase of approximately $0.4 million. This increase is primarily due to interest costs on a higher average balance of long-term debt in 2001 as compared to 2000.

    Income (loss) before income taxes. The company reported a loss from operations before income taxes of $2.0 million for the nine months ended September 30, 2001 compared to a loss from operations before income taxes of $1.2 million for the nine months ended September 30, 2000. The change is primarily attributable to reduced profits from other integrated services and professional services segments partially offset by corporate savings.

    Income tax expense. The company did not record an income tax benefit on its operating loss for the nine months ended September 30, 2001, primarily due to the uncertainty surrounding the company's ability to utilize its net operating loss carryforwards. The income tax benefit for the nine months ended September 30, 2000 was the result of income tax expense from operations offset by tax benefits related to the terminated merger costs.

LIQUIDITY AND CAPITAL RESOURCES

         The company's principal sources of liquidity are from cash flows generated from operations and from borrowings under the company's credit facility. The company's principal uses of liquidity are to provide working capital and meet debt service requirements. As of September 30, 2001, the company had cash and cash equivalents of approximately $3.0 million, but no additional borrowing capacity under its revolving credit facility.

    Net cash provided by operating activities of $1.9 million for the nine months ended September 30, 2001 included a $2.0 million loss from operations offset by non-cash charges of $3.1 million for depreciation and amortization and $0.8 million of other changes in working capital. Net cash used in operating activities of

$2.0 million for the nine months ended September 30, 2000 included a $1.1 million loss from operations, a $2.5 million increase in accounts receivable driven by higher revenue and a $1.5 million decrease in accounts payable, accrued expenses, and other liabilities. These and other changes in working capital were partially offset by $3.2 million of non-cash charges for depreciation and amortization.

    The company invested $0.5 million in property and equipment during the nine months ended September 30, 2001 compared to $1.7 million during the nine months ended September 30, 2000. Fixed asset purchases in 2000 were higher than usual and incurred primarily to support the integration and anticipated growth of the company.

    Net cash provided by financing activities was $0.2 million for the nine months ended September 30, 2001 compared to $2.1 million for the nine months ended September 30, 2000. Net cash provided by financing activities in 2001 represented $0.5 million in additional financing under the company's bridge loan, offset by $0.3 million in principal payments on long-term debt. The primary sources of cash from financing activities for the nine months ended September 30, 2000 was $10.0 million of net proceeds from the sale of 3,571,429 registered shares of common stock in January 2000 and $0.8 million in advances under the revolving credit facility, which was offset by $8.8 million of principal payments on long-term debt.

    As of September 30, 2001, under agreement with the Texas Department of Insurance, the company was required to maintain restricted investments of $250,000.

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

IMPACT OF INFLATION AND CHANGING PRICES

    The company is subject to pre-determined Medicare reimbursement rates which, for certain products and services, have decreased over the past three years. A decrease in Medicare reimbursement rates could have an adverse affect on the company's results of operations if it cannot manage these reductions through increases in revenues or decreases in operating costs. To some degree, prices for health care are driven by Medicare reimbursement rates, so that the company's non-Medicare business is also affected by changes in Medicare reimbursement rates.

    Management believes that inflation has not had a material effect on the company's revenues for the three- and nine-month periods ended September 30, 2001 and 2000.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is subject to market risk from exposure to changes in interest rates based on financing activities. The nature and amount of the Company's indebtedness may vary as a result of future business requirements, market conditions and other factors. The extent of the company's interest rate risk is not quantifiable or predictable due to the variability of future interest rates and financing needs. The Company does not expect changes in interest rates to have a material effect on income or cash flows in the year 2001, although there can be no assurances that interest rates will not significantly change. An increase of 10% in the interest payable by the Company would increase interest expense for the nine months by approximately $0.3 million, assuming that the Company's borrowing level is unchanged. The Company did not use derivative instruments to adjust the Company's interest rate risk profile during the nine months ended September 30, 2001.

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

    Further, if the company's proposed new capital structure were in place, and the company becomes current in its SEC filings, the company believes that it would be eligible, subject to review by the exchange, for the resumption of trading of its common stock on the American Stock Exchange. However, there can be no assurance that the company's request for continued listing will be granted, or that trading of its stock will resume, or, if trading is resumed, of the prices at which the stock will be traded.

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

         EXHIBIT   DESCRIPTION

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

         EXHIBIT   DESCRIPTION

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

         10.21 Employment Agreement dated as of September 1, 2001 between the Registrant and William Blaskiewicz. Incorporated by reference to Exhibit 10.21 to Registrant's report on Form 10-Q for the quarter ended March 31, 2001 filed on December 3, 2001.+

         10.22 Form of Warrant to purchase 2,250,000 shares of common stock issued in connection with the Secured Promissory Note issued as of October 10, 2000 by OptiCare Eye Health Centers, Inc., PrimeVision Health, Inc. and OptiCare Eye Health Network, Inc. to Medici Investment Corp. ("Bridge Loan"). Incorporated by reference to Exhibit 10.54 to Registrant's report on Form 10-K filed on November 29, 2001.

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


    .    +    Management contract or compensatory plan

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


Date:    December 3, 2001              OPTICARE HEALTH SYSTEMS, INC.

                                       By: /s/ William A. Blaskiewicz
                                           -------------------------------------
                                           William A. Blaskiewicz
                                           Vice President and Chief Financial
                                           Officer (Principal Financial and
                                           Accounting Officer and duly
                                           authorized officer)