Form 10-K
period 2001-12-31
OPTICARE HEALTH SYSTEMS INC
filed 2002-04-01
CIK 311046

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2001
                                       OR

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

                                 (203) 596-2236
               Registrant's Telephone Number, Including Area Code:

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

                                 [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 12, 2002 was $1,699,591 based upon the closing market price on such date as reported on the American Stock Exchange. All (i) executive officers and directors of the registrant and (ii) all persons filing a Schedule 13D with the Securities and Exchange Commission in respect to registrant's common stock who hold 10% or more of the registrant's outstanding common stock, have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

The number of shares outstanding of the registrant's Common Stock, par value $.001 per share, as of March 1, 2002, was 12,815,092 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this report is incorporated herein by reference to the Proxy Statement for the 2002 Annual Meeting of the Company's Stockholders.

                          OPTICARE HEALTH SYSTEMS, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS
                                                                            PAGE
                                     PART I

ITEM 1.    BUSINESS.........................................................  3
ITEM 2.    PROPERTIES....................................................... 18
ITEM 3.    LEGAL PROCEEDINGS................................................ 18
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............. 22

                                     PART II

ITEM 5.    MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS............................................ 25
ITEM 6.    SELECTED FINANCIAL DATA.......................................... 28
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS............................ 29
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK............................................................ 47
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................... 47
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE............................. 47

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY................... 47
ITEM 11.  EXECUTIVE COMPENSATION............................................ 47
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT...................................................... 47
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................... 48

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT
            SCHEDULES, AND REPORTS ON FORM 8-K  ............................ 48

SIGNATURES.................................................................. 56

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         OptiCare Health Systems, Inc. is an integrated eye care services company focused on providing managed care and professional eye care services. We operate in three distinct segments of the eye care market which, together, cover virtually every major sector of that market:

         o Our Managed Care Division contracts with insurers, managed care plans and other third party payers to manage claims payment administration of eye health benefits for those contracting parties in eight states.

         o Our Professional Services Division provides laser and ambulatory surgery facilities; develops and sells integrated practice management systems, including Internet-based software solutions; and provides support services to eye care professionals throughout the country.

         o Our Other Integrated Services Division owns, operates and/or contracts with integrated eye health centers and professional optometric practices in Connecticut and North Carolina, and provides wholesale buying services to eye care professionals nationwide.

RECENT DEVELOPMENTS

New Capital Structure for OptiCare

    On January 25, 2002, we completed a series of transactions which resulted in a major restructuring of our debt, equity and voting capital stock. We refer to these as the Capital Restructuring Transactions. Taken together, the transactions lowered our long-term debt by approximately $10.3 million, increased our equity by approximately $6.9 million (after tax effect) and reduced our next-12-months' principal payments by approximately $3.8 million.

    The Capital Restructuring Transactions included, among other things, the following:

         1. Palisade Concentrated Equity Partnership, L.P., a fund manager and an owner prior to the restructuring of approximately 16% of the voting stock of the company, purchased, for $3.6 million in cash, 2,571,429 shares of the company's Series B 12.5% Voting Cumulative Convertible Participating Preferred Stock, par value $.001 per share, convertible into 25,714,290 shares of common stock, pursuant to a Restructure Agreement among the company, Palisade, and Dean J. Yimoyines, M.D., Chairman of the Board, Chief Executive Officer and President of the Company. Linda Yimoyines, wife of Dr. Yimoyines, purchased for a cash payment of $400,000, 285,714 shares of Series B Preferred Stock. Each share of Series B Preferred Stock is immediately convertible into ten shares of common stock and has the voting power equivalent to ten shares of common stock; accrues cumulative dividends at an annual rate of 12.5%; must be redeemed in full by the company on December 31, 2008; and with respect to dividends, redemption rights, and rights on liquidation, winding up, corporate reorganization and dissolution, ranks senior to our common stock. (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - The Series B Preferred Stock.)

         2. Bank Austria Creditanstalt Corporate Finance, Inc., which was, until January 25, 2002, our senior secured lender, forgave approximately $7.9 million of principal and approximately $2.1 million of interest of the company's debt due to it and sold the loans and other obligations of the company which Bank Austria then held, including security agreements, pledges of stock by certain of our subsidiaries and guarantees of loans and other obligations, to CapitalSource Finance LLC, an asset-based lender specializing in the health care industry.

         3. CapitalSource, as lender, and the company, as borrower, amended and restated the terms of the indebtedness acquired by CapitalSource from Bank Austria by entering into an Amended and Restated Revolving Credit, Term Loan and Security Agreement, referred to as the Loan and Security Agreement. (For further information regarding the CapitalSource credit facility, see Item
              7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - The CapitalSource Credit Facility.)

         4. Palisade made a subordinated loan to us of $13.9 million, and Ms. Yimoyines made a subordinated loan to us of $100,000, which loans are evidenced by senior subordinated secured notes. The notes held by Palisade and Ms. Yimoyines are subordinate to our indebtedness to CapitalSource and are secured by second-priority security interests in substantially all our assets (the first-priority security interest is held by CapitalSource). (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - The Palisade and Yimoyines Senior Subordinated Secured Loans.)

         5. In connection with providing its $13.9 million subordinated loan to the company, Palisade received warrants entitling Palisade to purchase up to 17,375,000 shares of common stock at an exercise price of $0.14 per share (subject to anti-dilution provisions). In connection with providing her $100,000 subordinated loan to the company, Ms. Yimoyines received warrants entitling her, at any time, to purchase up to 125,000 additional shares of common stock at an exercise price of $0.14 per share (subject to anti-dilution provisions). The warrants issued to Palisade and to Ms. Yimoyines are exercisable during a ten-year period expiring January 24, 2012.

         6. The company applied a portion of the proceeds of the Palisade loan to pay down the indebtedness under our credit facility now held by CapitalSource. After giving effect to this paydown, the balances outstanding under the credit facility as of March 1, 2002, are $3 million under the term loan and approximately $6.4 million under the revolving credit facility. On March 1, 2002, we had approximately $1.5 million of available borrowing capacity under the revolving credit facility (in excess of the approximately $6.4 million outstanding on that date).

         7. Our bridge loan from Alexander Enterprise Holdings Corp. was satisfied in full, as follows:

              a. $2.5 million in cash was paid to Alexander Enterprise in full satisfaction of the principal and interest due to Alexander Enterprise under the bridge loan. Alexander Enterprise relinquished its security interest in the assets of the company and has no further claims against us. The cash was provided by the $3.6 million purchase by Palisade of Series B Preferred Stock.

              b. We satisfied our obligations to Palisade as a participant under the bridge loan by issuing to Palisade 309,170.5 shares of Series B Preferred Stock. The amount of such participation, including accrued but unpaid interest, was $432,839.

              c. We satisfied our obligations to Ms. Yimoyines as a participant under the bridge loan by issuing to Ms. Yimoyines 38,646 shares of Series B Preferred Stock. The amount of such participation, including accrued but unpaid interest, was $54,104.83.

              (For further information regarding the Alexander Enterprise bridge loan, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Alexander Enterprise Bridge Loan.)

         8. We reacquired from Bank Austria, for a cash payment of $1.35 million, certain notes and contractual rights originally issued or made to the company in connection with the company's transfers of certain medical practice assets to physicians engaged in such practices.

         9. In connection with the Capital Restructuring Transactions, our stockholders approved various equity-related proposals by written consent in a solicitation process which commenced on January 4, 2002, including a proposal to increase the number of shares of authorized common stock from 50,000,000 to 75,000,000. The additional authorized shares provide, among other things, for the availability of common stock to be issued upon conversion of the Series B Preferred Stock and exercise of the warrants which were issued to Palisade and to Ms. Yimoyines.

         10. As of the closing of the Capital Restructuring Transactions on January 25, 2002, Palisade held (i) 2,000,000 shares of the common stock which were previously acquired, (ii) 2,880,599.5 shares of Series B Preferred Stock, immediately convertible into 28,805,995 shares of common stock, and (iii) immediately exercisable warrants to purchase up to an additional 17,775,000 shares of common stock, of which warrants to purchase 400,000 shares at $0.40 per share were previously acquired. Thus, 44,864,690 shares of our common stock (including 12,815,092 shares of common stock outstanding as of January 25, 2002, and 32,049,598 shares of common stock issuable upon conversion of the Series B Preferred Stock held by Palisade and Ms. Yimoyines) would be outstanding in the event that all of the shares of Series B Preferred Stock are converted. Without giving effect to any warrants, Palisade may be deemed to beneficially own 74.0% of our common stock. Giving effect to the warrants held by Palisade, Palisade may be deemed to beneficially own 81.8% of our common stock.

         11. Pursuant to the terms of the Restructure Agreement, we agreed, among other things, that, so long as Palisade owns more than 50% of the voting power of the company, Palisade shall have the right to designate a majority of our board of directors.

Capitalization Table

    The following table sets forth our capitalization as of December 31, 2001, actual and pro forma to reflect the closing of the Capital Restructuring Transactions. This table should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

                              CAPITALIZATION TABLE
                                   (Unaudited)

                                                                        AS OF DECEMBER 31, 2001
                                                                ---------------------------------------
                                                                    ACTUAL               PRO FORMA
                                                                ---------------       -----------------
                                                                        (dollars in thousands)
Long-term debt (including current portion):
     Senior debt                                                      $ 29,675                 $ 9,474
     Bridge loan, net of $453 discount (actual)                          2,297                       -
     Subordinated debt, net of $39 (actual) and
         $1,419 (pro forma) discount                                     2,394                  14,547
                                                                ---------------       -----------------
          Total long-term debt (including current portion)              34,366                  24,021
                                                                ---------------       -----------------

Series B 12.5% voting, redeemable, cumulative convertible
     participating preferred stock; $.001 par value; 3,500,000
     authorized; no shares issued or outstanding (actual);
     3,204,960 shares issued and outstanding (pro forma)                     -                   4,487
                                                                ---------------       -----------------

Stockholders' equity:
Series A convertible preferred stock; $.001 par value;
    550,000 shares authorized; 418,803 shares
    issued and outstanding (actual); none (pro forma)                        1                       -

Common stock, $.001 par value; 50,000,000 shares
    authorized 12,815,092 shares issued and outstanding
    (actual); 75,000,000 shares authorized, 12,815,092 shares
    issued, 12,758,192 shares outstanding and 56,900 shares
    held in treasury (pro forma).                                           13                      13
Additional paid-in-capital                                              60,679                  62,059
Accumulated deficit                                                   (53,711)                (48,230)
                                                                ---------------       -----------------
          Total stockholders' equity                                     6,982                  13,842
                                                                ---------------       -----------------
Total capitalization                                                  $ 41,348                $ 42,350
                                                                ===============       =================

Possible Settlement in Dispute with North Carolina Retail Optometry Affiliate

    On or about March 20, 2002, the company believes that it reached an agreement in principle that would resolve its dispute with Optometric Eye Care Center, P. A. regarding a Services Agreement between the company and Optometric Eye Care. (See Item 3. Legal Proceedings, Optometric Eye Care Center, P.A. Claim.) The agreement in principle contemplates a proposed transaction for the sale of certain assets and the assumption of certain liabilities of our North Carolina professional optometric practices and retail optometry sales business. The proposed sale will not include the company's other North Carolina operations (i.e., our Managed Care and Buying Group Divisions). However, the parties have not entered into a written agreement regarding the proposed transaction and there can be no assurance that a settlement will occur or that the parties will consummate the proposed transaction.

American Stock Exchange Suspension and Proposed Delisting

         On April 20, 2001, the American Stock Exchange suspended trading of our common stock, and the exchange did not permit trading in the stock from that date until December 12, 2001, principally because we had not filed our Annual Report on Form 10-K for the year ended December 31, 2000, or our Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30 and September 30, 2001. We filed all those reports by December 3, 2001, and the exchange thereafter permitted trading to be conducted.

         By letter dated November 19, 2001, the staff of the American Stock Exchange advised us that it would recommend to the exchange's Committee on Securities the delisting of our common stock. We appealed such recommendation and a hearing on the appeal was held before the Committee on Securities on January 29, 2002. The Committee decided at that time to postpone a determination of whether or not to delist our common stock pending timely receipt of our Annual Report on Form 10-K for the year ended December 31, 2001, and review of that report by the Committee and the staff of the exchange.

    (For further information concerning our listing with the American Stock Exchange, see Part II Item 5. Market for the Company's Common Equity and Related Stockholder Matters.)

Changes in the Board of Directors and Management

         During 2001, there were a number of changes in the composition of our board of directors. On January 25, 2002, Raymond W. Brennan and Alan J. Glazer resigned from the board of directors and Melvin Meskin, Mark S. Hoffman and Eric
J. Bertrand were elected by the board of directors to fill vacancies on the board. These new board members are designees of Palisade pursuant to Palisade's right, obtained in the Capital Restructuring Transactions, to designate a majority of the board of directors. Palisade may designate additional directors if it so desires. The board of directors is now comprised of: Dean J. Yimoyines, M.D., Chairman; Norman S. Drubner, Esq.; Melvin Meskin; Mark S. Hoffman; Eric J. Bertrand; and Frederick A. Rice.

         On September 1, 2001, William A. Blaskiewicz, formerly our Chief Accounting Officer, was named Chief Financial Officer of the company, replacing Steven L. Ditman. On February 18, 2002, Christopher J. Walls, Esq., joined us as Vice President and General Counsel.

THE EYE CARE INDUSTRY

Overview

         The eye care market includes both eye care services and optical products. In the eye care services market, eye health professionals, including ophthalmologists and optometrists, provide diagnostic eye examinations and treatment interventions to address complex eye and vision conditions, including disease and/or lack of functionality of the eyes. The most common conditions addressed by eye care professionals are nearsightedness, farsightedness and astigmatism. These eye and vision conditions are treated with surgical intervention (notably, laser surgery), prescription glasses, contact lenses or some combination of these treatments. The optical products portion of the eye care market consists of the manufacture, distribution and sale of corrective lenses, eyeglasses, frames, contact lenses and other related optical products.

         In the U.S., eye care services have traditionally been delivered by ophthalmologists and optometrists. Ophthalmologists are specifically trained physicians who have completed four years of medical school, obtained a medical degree and have received specialty training in ophthalmology. Ophthalmologists are licensed to conduct diagnostic examinations and to perform ophthalmic surgery. Optometrists complete four years of optometry school and are generally licensed to perform routine eye exams and prescribe corrective optical devices (principally eyeglasses and contact lenses). Optometrists do not perform surgery, but often provide pre- and post-operative care. There are approximately 20,000 practicing ophthalmologists and 31,000 practicing optometrists in the U.S.

         The U.S. market for eye care services and products is very large and growing. Approximately 61% of the U.S. population--169 million people--require some form of vision correction; and over 100 million--or some 60% of those consumers--purchase eye wear each year.

         Annual market growth rates of 5% are expected to continue for the next several years. As the median age of the population increases, the number of Americans requiring vision correction is expected to grow. Further, the rise of third-party plan providers continues to fuel growth in the industry. Since 1989, the portion of the eye care population covered by third-party plan providers has grown from 40% to 54%.

         Spending in 2001 for health care services related to eye care was approximately $29 billion, and spending on retail optical products totaled $15.8 billion. We do business in both sectors of this $45 billion market.

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

         We believe that enrollment in managed care plans, which provide coverage of eye care services, will continue to grow. We expect this trend will be supported by managed care plans offering enhanced vision and eye care benefits in order to more aggressively compete for potential membership. In our view, several factors would be responsible for this:

         o Demographics, specifically the aging baby boom segment of the population;

         o Increasing acceptance of the managed care model for provision of health services; and

         o Increasing market acceptance of the proposition that management of insurance claims processing for eye care services and products is best provided by companies that focus on that sector.

As a result, we believe this market segment has significant growth potential, and we believe that we are positioning ourselves to capitalize on that growth, although favorable results cannot be assured.

Eye Care Products and Services

    We expect the demand for eye surgery to show steady growth. Common eye disorders include glaucoma, macular degeneration, diabetic retinopathy and cataracts. We believe that the aging of the population, including the "baby boom" generation, will increase the demand for medical and surgical treatment of these disorders. Glaucoma affects approximately 3 million people in the U.S. and is projected by industry sources to double by 2030. Cataract surgery, the most widely performed eye care surgical procedure in the U.S., is typically done on an outpatient basis using local anesthesia, and the procedure time is typically less than 30 minutes. In 2000, an estimated 2.7 million cataract procedures were performed in the U.S. Since patients over the age of 65 are most affected by these eye disorders, the Medicare program is the primary payer for treatment of these disorders, including surgery.

    Although vision correction techniques and technologies are growing dramatically, the demand for basic optical goods, including corrective lenses, eyeglass frames and other optical products remains substantial. Of the $45 billion eye care market, consumers spend approximately $15.8 billion on retail optical products. Approximately 84%, or $13.8 billion, is spent on lenses and frames, while approximately 12.3%, or $1.9 billion, is spent on contact lenses.

DESCRIPTION OF BUSINESS DIVISIONS

         Our business operations are managed through three divisions which, together, cover virtually every major sector of the eye care market:

         o Managed Care Services. We contract with insurers, managed care plans and other third party payers to manage claims payment administration of eye health benefits for those contracting parties in eight states.

         o Professional Services. We provide laser and ambulatory surgery facilities; develop and sell integrated practice management systems, including Internet-based software solutions; and provide support services to eye care professionals throughout the country.

         o Other Integrated Services. We own, operate and/or contract with integrated eye health centers and professional optometric practices in Connecticut and North Carolina; and provide wholesale buying services to eye care professionals nationwide.

    For certain financial information about the company's three business divisions, see Note 6 to our consolidated financial statements, which are included in this report beginning at page F-1.

Managed Care Services Division

         We have significant expertise in providing managed care services for insurance companies, HMOs and other third-party payers. We have leveraged our leadership position in key markets to build a strong provider base of eye care professionals. We believe that we are well positioned to compete for all types of eye care contracts because of our managed care expertise, sophisticated information systems and operating history.

         As of March 1, 2002, we administered eye care benefit programs, delivered through networks of eye care professionals nationwide, for 2.5 million lives managed under capitation (i.e., payment by an insurer to a managed care entity or network of a fixed amount per member or per enrollee each month, quarter or year) and fee-for-service arrangements; and for approximately 3.0 million lives under discount or network leasing arrangements. Types of benefits administered include routine wellness eye examinations, optical goods (e.g., eyeglasses and contact lenses) and medical/surgical eye care.

         Under each managed care contract, we "credential" (i.e., establish to our and the third-party payer's satisfaction the credentials of) eye care professionals who provide the eye care services specified under the contract to the third-party payer's members. We also perform other services, including quality assurance and utilization review, member services, provider relations, and claim data analysis. Most contracts have a term of three years and contain an automatic renewal provision for additional one-year periods and grant either party the right to terminate the contract upon 90-180 days notice.

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

         We believe that our managed care services provide significant value to third-party payers by delivering high quality, cost-effective managed eye care to plan members and comprehensive administrative services to the third-party payers. Some of the services provided are described below.

          Plan Member Relations. We provide service representatives to answer questions on members' benefits and the status of claims and to resolve any complaints about the service rendered.

          Simplified Pre-Authorization Process. Network eye care professionals, with the assistance of our staff, may obtain required authorizations for plan members prior to performing certain eye care procedures. We believe that this approach simplifies the process for the plan members and thereby increases such members' overall satisfaction with their eye care benefits. During 2000, we reduced the number of procedures requiring pre-authorization from over 250 to approximately 40. In 2001, we further reduced pre-authorization requirements to a total of eight procedures associated with two diseases. This change reduces administrative burdens but may increase our risk of adverse claims experience, and there can be no assurance that adverse claims experience will not develop. There has not been a statistically significant change in utilization patterns to date as a result of this reduction in the number of procedures that require pre-authorization.

         To enhance our claim payment administration, we utilize proprietary systems which allow us to strictly follow Center for Medicare and Medicaid Services (formerly HCFA) rules for payment of eye care claims. In addition, we have posted on-line our clinical criteria for treatment of every eye care condition for which we provide covered services. Our providers can use our secure web server to check these criteria and to inform themselves of new or modified criteria as changes occur. We also have Internet capabilities for direct claim submission, claim tracking, provider locator, and eligibility and benefit verification services. Additionally, we accept claims via electronic data interchange allowing providers to send claims through their own practice management software. We believe these enhancements will continue to help lower our cost of operations, improve service, and speed the payment cycle to our providers.

         Quality Assurance Program. We solicit patient comments through monthly patient satisfaction surveys sent to a sample of members of our managed care customers. In addition, we track unsolicited comments that typically are in the nature of telephone or written complaints. If a plan member is dissatisfied with the service received, a service representative can quickly resolve routine complaints relating to matters such as eyeglasses, contact lenses and the quality of the eye examination. We believe that our issue-resolution structure is unique to the industry and increases plan members' satisfaction with their eye care benefits. In addition, we perform prospective-outcome studies and other quality assessment studies on the care rendered by our network of providers.

          Utilization Review Services. We periodically monitor eye care professionals in our network to verify that they are properly coding the medical services and treatment provided. Using proprietary clinical criteria for eye care procedures that are based on Center for Medicare and Medicaid Services local carrier policy and the American Academy of Ophthalmology's own guidelines, we work with eye care professionals regarding the appropriate eye care treatment of members. While these practices are intended to reduce unnecessary procedures, hence costs, there can be no assurance that costs may not become excessive.

         Credentialing. We provide credentialing services according to national standards set by the National Committee for Quality Assurance by which health plans are measured for compliance with quality assurance initiatives. In those instances, we undertake a thorough review process on each prospective eye care professional, which includes, for each provider, obtaining a copy of the state license and Drug Enforcement Agency number, verifying hospital privileges, liability insurance and board certification, and reviewing work history. Eye care professionals who are credentialed for our panels are currently re-credentialed every two years. All credentialed eye care professionals must meet the guidelines of the National Committee for Quality Assurance, a leading quality assurance authority. OptiCare has received accreditation and was re-awarded accreditation as a Credentialing Verification Organization by the National Committee for Quality Assurance for 10 out of 10 elements.

          Periodic Cost Reports. Periodic analytical reports on costs are prepared for our health plans. These reports show, among other things, the application of such health plan's funds for the benefit of its participants. We utilize our systems technology to regularly and carefully monitor the economic and qualitative performance of the networks, individual providers and health plan customers.

         Licensing Requirements. Our managed care division provides services to customers in eight states. Texas requires the company to be licensed, and our subsidiary, AECC Total Vision of Texas, Inc., is licensed as a single-service HMO in Texas. (See Regulation of Our HMO Subsidiary, below.) We hold licenses as a third-party administrator in Florida and are a licensed utilization review agent in Texas, Tennessee, New York, and Connecticut.

Professional Services Division

     Surgical Centers. We own and operate two surgery centers in Connecticut, one of which is a laser correction center. In our ambulatory surgery center in Waterbury, CT, ophthalmic surgeons perform a range of eye care surgical procedures, including cataract surgery, and surgical treatment of glaucoma, macular degeneration and diabetic retinopathy. In our laser center in Danbury, CT, we use a state of the art VISX excimer laser for the correction of nearsightedness, farsightedness and astigmatism. In these centers, we bill patients (or their insurers, HMOs,

Medicare, Medicaid or other responsible third-party payers) for use of the surgery facility, which becomes Professional Services Division revenue. Our surgeons bill the patients separately for their services, a portion of which is reported as Other Integrated Services Division revenue (see Other Integrated Services Division, below). For laser correction, patients are billed directly and generally we are not reimbursed by third-party payers. Our ambulatory facility in Waterbury is state licensed, approved for the payment of facility fees by most health plans and is Medicare approved. We have contracted with OptiCare P.C., an affiliated Connecticut professional corporation, to provide surgical and other services to patients at the ambulatory and laser surgical centers.

         Management Services. We sell a broad range of management services and eye care systems to eye care professionals, principally ophthalmologists and optometrists.

         Through our software operation, Cohen Systems, we develop and provide practice management/point-of-sale software systems for optometry practices and retail optical locations and fabricating systems for optical manufacturing laboratories. These products support eye health practice management, billing, collections, record-keeping, production control and inventory control applications.

         As of December 31, 2001, we had approximately 150 retailers and 100 lens manufacturers using our eye care systems and software services throughout the United States and Canada. We have developed and we sell Internet-based order entry software systems which capture and link eye health patient data, provide such data to a remote manufacturing location for immediate custom processing of optical goods, such as eyeglasses and contact lenses, and generate invoices and other record-keeping data. One of the great advantages of these systems is that they involve a seamless interface between the patient examination phase and the computer-driven eyeglass manufacturing phase, reducing expense and minimizing the possibility of error.

         We believe that there will be increasing demand for management and information systems solutions for independent practitioners (which make up the majority of practicing ophthalmologists) as well as for group practices. We believe these doctors and opticians have the potential to benefit from our services in this area.

         Health Services Organization. Our Health Services Organization, referred to as HSO, provides marketing, managed care and other administrative services to individual ophthalmology and optometry practices. As of March 1, 2002, we had HSO agreements in place with 26 ophthalmology and optometry practices. Most of these agreements run for 15 years from their respective commencement dates. Under these agreements, we receive a percentage (generally 3%) of the revenues earned by these practices in exchange, among other things, for the core services we provide. In addition, the practices may obtain various supplemental services, which they may purchase at agreed-upon rates on a menu basis. HSO participants also have access to our buying group program.

         The company is having disputes with a number of its Health Services Organization practices, some of which are not paying their services fees and we are in litigation with certain of these practices. The company intends to vigorously defend or prosecute these matters. Though the company strongly believes in the merits of its position, there can be no assurance of a favorable outcome, and failure to collect or recover services fees due to the company could have material adverse consequences for the company's cash flow and financial condition. (See Item 3. Legal Proceedings.)

Other Integrated Services Division

         The Other Integrated Services Division provides eye care services and products to consumers through 46 integrated eye health centers and professional optometric practices we own, operate and/or contract with in Connecticut and North Carolina. The division also provides wholesale distribution of eye health products.

          Integrated Eye Health Centers. Our integrated eye health centers provide comprehensive eye care services to consumers, including medical and surgical treatment of eye diseases and disorders by ophthalmologists, and vision measuring and non-surgical correction services by optometrists. We operate 19 centers in Connecticut and conduct all management, billing, systems and related procedures for the operation of these centers.

         Professional Optometric Practices. The professional optometric practice locations, which we own, operate and/or contract with, provide vision correction services by optometrists, and/or sell eyeglasses and other optical products. The optical facilities are either free-standing or are located within fully integrated eye health centers. These professional optometric practices provide all customary optical goods and are supported by our billing, collection, and information systems. We operate or contract with 45 retail optical locations in Connecticut and North Carolina (19 of those, in Connecticut, also offering medical services and, hence, being the integrated eye health centers discussed above). In Connecticut, we also have a complete manufacturing facility in which lenses are manufactured, surfaced and ground to specifications and supplied to all of our Connecticut locations.

         For both the integrated eye health centers and professional optometric practices, we contract with professional corporations--OptiCare, P.C., and Optometric Eye Care Center, P.A.--which employ ophthalmologists and optometrists to provide surgical, medical, optometric and other professional services to patients. We provide management services to OptiCare P.C. and to Optometric Eye Care Center, P.A. under renewable professional services and support agreements. However, we are currently in dispute with Optometric Eye Care Center, P.A. and its owners, Drs. Allan L.M. Barker and D. Blair Harrold, concerning the services we provide under the services agreement and failure to resolve that dispute could have a material adverse effect on our business, operations and financial position. (See Item 3. Legal Proceedings - Regulatory Proceedings; - Potential Litigation.)

         In addition to our owned and/or operated locations, an affiliate of ours has franchise arrangements with 30 professional optometric practices in North Carolina and South Carolina. Under license agreements, those practices are permitted to utilize proprietary trademarks and trade names, including the affiliate's tradename, "Optometric Eye Care Center," and offer specific marketing programs and group purchasing services. Though these agreements are generally for five year terms, the licensee is usually granted the right to terminate the agreement upon not less than 30 days' notice. The licensees pay our affiliate a fee based on a percentage of their gross revenue and have the option of requesting additional services on a separate fee basis.

         Optical Supplies. We purchase most of our eyeglasses, contact lenses and other optical goods and devices through our buying group.

         Buying Group Program. We operate one of the largest U.S. wholesale optical goods distribution or "buying group" programs. This program supplies our integrated eye health centers and professional optometric practices, as well as independent ophthalmology and optometric practices and opticians with optical and ophthalmic goods and medical supplies (i.e., eyeglass frames and lenses, contact lenses, clinical equipment and other supplies). Over 3,500 eye care professionals nationwide participate in our buying group. This program leverages the purchasing strength of a large number of participants and buys from a national panel of approximately 280 vendors.

         We enter into a non-exclusive account relationship with the buying ophthalmologists, optometrists and opticians who place orders directly with our contracted vendors. The vendors are required to furnish a discount to the purchasers, ship the product directly to the practice and bill us at the predetermined price. We, in turn, bill the participating practices and bear the credit risk. Earnings of the buying group are based on the spread between the merchandise cost to us and the prices paid for the merchandise by group members.

TRADEMARKS

         We own the following U.S. trademark registrations: OPTICARE(R) and the miscellaneous curve design, which is the OptiCare Health Systems, Inc. logo; EYE CARE FOR A LIFETIME(R); EYEWEAR AND EYE CARE FOR A LIFETIME(R); CONNECTICUT VISION CORRECTION(R); LOSE THE GLASSES, KEEP THE VISION(R); THE DIFFERENCE IS CLEAR(R); KEEPING YOU AHEAD OF THE CURVE(R); and TLC(R). Another trademark for which an application for U.S. registration is pending are the Vision of Health
(TM) and DOCTOR'S EXPRESS(TM). We also maintain a common law trademark in CLAIM IT (TM). We own the following domain names: opticare.com; opticareeye.com; opticare.net; opticare-ehn.com; opticarenas.net; opticareonline.com; and optical-online.com. We consider these trademarks and domain names important to our business. However, our business is not dependent on any individual trademark or trade name.

COMPETITION

         The market for eye care services is highly competitive in each segment of our business. While some of the competition is local and regional, we do have national competitors.

         Our Managed Care Division competes with several regional and national eye health companies which provide services to managed care plans. These include Vision Twenty-One and Vision Service Plan of America. We also compete for managed care contracts with HMOs, PPOs and private insurers, many of which have larger provider networks and greater financial and other resources than ours. Managed care organizations compete on the basis of administrative strength, size, quality and geographic coverage of their provider networks, marketing abilities, information systems, operating efficiencies and price.

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

         For our Other Integrated Services Division, the most direct form of competition is with independent ophthalmologists and optometrists, as well as with regional operators of retail optical locations. On a national basis, companies that compete in this sector include retail optical chains, such as LensCrafters, Cole Vision, Wal-Mart, Eye Care Centers of America, Vista Eyecare, Consolidated Vision Group, Costco Wholesale, U.S. Vision, Sterling Optical and D.O.C. Optics. Retail optical operators compete on price, service, product availability and location. Buying group organizations compete on the basis of price; size and purchasing power of their member buying group; the strength of their credit; and the strength of their supplier agreements and relationships.

         Several competitors of each of our divisions have greater capital than we have or may charge less for certain services than we do. However, we believe the integrated nature of our business model provides significant competitive advantages in the marketplace.

GOVERNMENT REGULATION

         The federal and state governments extensively regulate the health care industry. Our business is subject to numerous federal and state laws and regulations, including the following:

    Preferred Provider Networks. In Connecticut, the sponsors of preferred provider networks are required to register and file annual updates with the Office of Health Care Access. Disclosure of a number of enumerated items is required. Newspaper publication is required for the expansion of such a network into a new county. Among other things, a network is to submit to the Office of Health Care Access and make available upon request to providers its general criteria for the selection or termination of health care providers. A provider cannot be rejected or terminated until the provider has been advised of the criteria his practice fails to meet.

         Surgical Facility Regulations. We operate a licensed ophthalmic outpatient surgical facility in Connecticut. This facility is subject to the terms of Certificate of Need approvals from the Office of Health Care Access and licensure under the provisions of the Connecticut Public Health Code. The facility also is a participating provider under the federal Medicare and Connecticut Medicaid programs and has provider agreements with various commercial and governmental third-party payers. Violation of any of the terms and conditions of the Certificate of Need approvals and the Connecticut Public Health Code license governing the facility's operation could result in fines or other sanctions against the facility and its operators, including the company being enjoined or precluded from further operation of the facility. Failure to adhere to the terms of participation for the Medicare or Medicaid programs or a violation of billing or other requirements for the public and private third-party payment programs governing the facility could result in civil or criminal sanctions against the facility and its operators, refund obligations or claims denials and/or termination or exclusion from participation in the Medicare, Medicaid or other payer programs. The structure of relationships involving the facility and clinicians providing services in conjunction with the facility also is subject to the federal fraud and abuse statute (the anti-kickback statute) and related state and federal authorities.

         Utilization Review Regulations. We also hold a license to operate as a utilization review company in Connecticut. This requires us to register with the Connecticut Insurance Department and to periodically renew our license and update information with the Department as to the company's utilization review staffing, policies and procedures. In conducting utilization review activities, we are subject to various provisions of Connecticut law addressing the manner in which such activities are to be conducted. Violation of these provisions could subject us to penalties and could result in a revocation of our license as a utilization review company.

         Excimer Laser Regulation. Medical devices, including the excimer lasers used in our eye surgery and laser center, are subject to regulation by the U.S. Food and Drug Administration, referred to as the FDA. Failure to comply with applicable FDA requirements could subject us, our affiliated providers or laser manufacturers to enforcement action, product seizures, recalls, withdrawal of approvals and civil and criminal penalties. Further, failure to comply with regulatory requirements, or any adverse regulatory action--including a reversal of the FDA's current position that the use of excimer lasers by physicians outside FDA approved guidelines is a "practice of medicine" decision, which the FDA is not authorized to regulate--could result in a limitation on, or prohibition of, our use of excimer lasers.

          Regulation of Laser Vision Marketing. The marketing and promotion of laser correction and other vision correction surgery procedures in the United States are subject to regulation by the FDA and the Federal Trade Commission, referred to as the FTC. The FDA and FTC have released a joint communique on the requirements for marketing these procedures in compliance with the laws administered by both agencies. The FTC staff also issued more detailed staff guidance on the marketing and promotion of these procedures. It has been monitoring marketing activities in this area through a non-public inquiry to identify activities that may require further FTC attention. The FDA has traditionally taken the position that the promotion and advertising of lasers by manufacturers and physicians should be limited to the uses approved by the FDA. Although the FDA does not prevent non-approved uses of excimer lasers, the FDA reserves the right to regulate advertising and promotion of non-FDA-approved uses.

         Insurance Licensure. Most states impose strict licensure requirements on health insurance companies, HMOs, and other companies that engage in the business of insurance or pre-paid health care. In most states, these laws do not apply to discounted fee-for-service arrangements or to payment on a capitated basis (i.e., payment by an insurer to a managed care entity or network of a fixed amount per member or per enrollee each month, quarter or year).

         There are exceptions to these rules in some states. For example, certain states such as Texas, where we work strictly on a capitated basis, require that the risk-bearing entity (e.g., the managed care company) be licensed for capitated arrangements unless that entity qualifies under certain exceptions (such as that it be a professional corporation which is owned by eye care providers). We do not qualify for such an exception. We are currently licensed only in Texas and operate our capitated arrangements through a wholly-owned HMO subsidiary. If we are required to become licensed under the laws of other states, the licensure process can be lengthy and time consuming. Unless the regulatory authority permits us to continue to operate while the licensure process is progressing, we could suffer losses of revenue that would result in material adverse changes in our business while the licensing process is pending. In addition, many of the licensing requirements mandate strict financial and other requirements we may not immediately be able to meet, which, if waivers or other exemptions are not available, might cause us to withdraw from those states or otherwise cause a material adverse change to our business, operations, or financial position. Once licensed, we would be subject to regulatory compliance and reporting to the licensing authority. These same requirements can also serve as a barrier to entry to competition in states where such licensure is required.

         Regulation of Our HMO Subsidiary. We hold one single-service HMO license in Texas. The Texas managed care business is highly regulated. Texas requires the filing of quarterly and annual reports, submission to periodic on-site examinations, filing of audited financial reports on an annual basis, the booking of reserve liabilities and the maintenance of statutory deposits and minimum net worth. Other regulations include, but are not limited to, restrictions on rate increases for the small group market; mandated benefits; and rules governing relationships with, and payments to, network providers. In Texas, a single service HMO must maintain a minimum net worth of

$500,000 and may be required to have additional capitalization based on a risk-based capital requirement. These regulations also require approval by the Department of Insurance for changes of ownership control of Texas managed care entities. In connection with the Capital Restructuring Transactions, we have submitted a Form A Application to the Texas Department of Insurance seeking permission for a change of control and are awaiting a decision of the Department. Although we believe that permission for a change of control will be granted, as we believe such change to be in the best interests of the public we serve, in the event our application is declined and if an appeal therefrom is disallowed or declined, we may be forced to withdraw from doing business in Texas, which could have a material adverse effect on our business, operations and financial position.

         Texas Commissioner of Insurance Order. Our wholly owned Texas HMO, AECC Total Vision Health Plan of Texas, Inc., is required by the terms of an Order of the Commissioner of Insurance, dated August 12, 1999, as modified on February 8, 2001, to maintain a minimum net worth of $1,000,000. The modified order no longer requires the HMO to obtain prior approval from the Texas Department of Insurance to pay dividends or make other payments to affiliated companies, provided that such payments comply with the statutes, rules and regulations that govern such payments. We have a cost allocation agreement with our Texas HMO subsidiary, approved by the Texas Department of Insurance, which permits sharing of administrative costs. The cost allocation agreement may be amended only with approval of the Texas Department of Insurance.

         Third Party Administration Licensing. Some states require licensing for companies providing administrative services in connection with managed care business. We currently hold a third-party administrator license only in Florida. We may seek licenses in the states where they are required for eye care networks, if needed. In the event such licensure is required and we are unable to obtain a license, we may be forced to withdraw from that state, which could have a material adverse effect on our business.

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

         "Any Willing Provider" Laws. Some states have adopted, and others are considering, legislation that requires managed care networks to include any qualified and licensed provider who is willing to abide by the terms of the network's contracts. These laws could limit our ability to develop effective managed care networks in such states. We believe that the medical management and eye care claim data analysis services we offer would provide greater value to our clients if such legislation were adopted in states where we do business. There are currently no states in which we operate our managed care business that have "any willing provider" requirements, although Texas does impose certain anti-discrimination requirements for optometrists and ophthalmologists.

         Corporate Practice of Optometry and Ophthalmology. The laws of many states prohibit corporations that are not owned entirely by eye care professionals from:

         o    Employing eye care professionals;

         o Receiving for their own account reimbursements from third-party payers for health care services rendered by licensed professionals;

         o    Controlling clinical decision-making; or

         o Engaging in other activities that constitute the practice of optometry or ophthalmology.

         To comply with these requirements, we:

         o Contract with professional associations and professional corporations (which are owned by one or more licensed optometrists or ophthalmologists), which in turn employ or contract with licensed optometrists or ophthalmologists to provide professional services to patients;

         o    Perform only non-professional services;

         o Do not represent to the public or customers that we provide professional eye care services (which is done by the professional corporations with which we have management contracts); and

         o Do not exercise influence or control over the practices of the eye care practitioners employed by the professional associations.

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

         Prohibitions of Certain Referrals. The Omnibus Budget Reconciliation Act of 1993 includes a provision that significantly expands the scope of the Ethics in Patient Referral Act, also known as "Stark." The provisions of Stark originally prohibited a physician from referring a Medicare or Medicaid patient to any entity for the provision of clinical laboratory services if the physician or a family member of the physician had an ownership interest in or compensation relationship with the entity. The revisions to the Stark Bill prohibit a referral to an entity in which the physician or a family member has a prohibited ownership interest or compensation relationship if the referral is for any of a list of "designated health services." This list of designated health services includes "prosthetic devices", which the Stark regulations define to include certain types of eyeglasses and contact lenses for patients that have undergone certain ophthalmic procedures. The Stark regulations provide that sales of these types of eyewear are permissible if the arrangement between the physician and the eyewear seller conforms to the Anti-Kickback Amendments and other regulatory requirements. There can be no assurance that future interpretations of such laws and future regulations promulgated thereunder will not affect our existing relationships with affiliated practices.

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

         The North Carolina Medical Board stated in an Official Position Statement, which was adopted in 1993 and amended in 1996, that it endorses the AMA Code of Medical Ethics Opinions 6.02, 6.03, and 6.04 condemning fee-splitting. According to the Position Statement, fee-splitting may be the receipt of money or something else of value in return for referrals or remuneration from a drug or device manufacturer/distributor, a sales representative, or another professional as an incentive for the use of that interested party's product. Except in instances permitted by North Carolina law, it is the Medical Board's position that sharing profits between a non-physician and physician partner on a percentage basis is fee-splitting and is grounds for disciplinary action. The Medical Board has never applied its Position Statement in the context of a physician practice management company, but this issue has been raised in several lawsuits in the state. In each of these cases, the court was asked to find that the profit sharing arrangement between a physician or physician group and management company is unethical and void as against public policy. To date, no court in North Carolina has ruled on this issue. There is a risk that a court could find that our arrangements with physicians are unethical and void as against public policy or that the Medical Board could determine that our arrangements with physicians in the state constitute unethical fee-splitting and that these physicians are subject to disciplinary action. This risk could also extend to arrangements with optometrists since the North Carolina Optometry Board has informally indicated that it takes a similar view on fee-splitting. (See Item 3. Legal Proceedings - Regulatory Proceedings.)

         North Carolina law also prohibits health care providers from paying any type of financial compensation to any person, firm or corporation for recommending or securing the provider's employment by a patient, or as a reward for having made a recommendation resulting in the provider's employment by a patient.

         In addition, North Carolina law prohibits self-referrals through a statutory scheme that is broader in scope than the Stark law discussed below. The law provides that a health care provider--which includes ophthalmologists and optometrists--may not make any referral of any patient to any entity in which the health care provider is an investor. The law further provides that a health care provider may not enter into an arrangement or scheme, such as a cross-referral arrangement, that the health care provider knows or should know is intended to induce referrals of patients for designated health care services to a particular entity. "Designated health care services" includes any health care procedure or service provided by a health care provider that is covered by or insured under any health benefit plan regulated by state or federal law. Making referrals to an entity as described above constitutes a "prohibited referral" under the law and could subject the health care provider to disciplinary action with respect to such health care provider's license and/or civil money penalties as prescribed by law. However, a "prohibited referral" under the North Carolina self-referral law does not include any referral to an entity for a designated health care service which is provided by or under the personal supervision of a member of a group practice to the patients of that group practice, and the law does not apply in certain under-served areas.

         Federal Anti-Kickback Law. Federal law prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of "federal health care program" patients, or in return for the purchase, lease or order of any item or service that is covered by a "federal health care program". A "federal health care program" includes Medicare, Medicaid, TriCare/CHAMPUS, and certain other state programs funded by the federal government, among others. Pursuant to this law, the federal government has pursued a policy of increased scrutiny of transactions among health care providers in an effort to reduce potential fraud and abuse relating to government health care costs. The Medicare and Medicaid anti-kickback statute, referred to as the Anti-Kickback Statute, provides criminal penalties for individuals or entities participating in federal health care programs who knowingly and willfully offer, pay, solicit or receive remuneration in order to induce referrals for items or services reimbursed under such programs. In addition to federal criminal penalties, the Social Security Act provides for civil monetary penalties and exclusion of violators from participation in federal health care programs. A violation of the Anti-Kickback Statute requires the existence of all of these elements: (i) the offer, payment, solicitation or receipt of remuneration; (ii) the intent to induce referrals; (iii) the ability of the parties to make or influence referrals of patients; (iv) the provision of services that are reimbursable under any federal health care programs; and (v) patient coverage under any federal health care program.

         To our knowledge, there have been no case law decisions regarding service agreements similar to ours that would indicate that such agreements violate the Anti-Kickback Statute. On April 15, 1998 the Office of Inspector General of the U.S. Department of Health and Human Services, referred to as the OIG, issued Advisory Opinion 98-4, which raised questions about whether a percentage of revenue management fee arrangement could be viewed as violating the federal anti-kickback law if the manager is involved in helping generate revenues derived from Medicare and Medicaid programs. Under the arrangement reviewed by the OIG, the manager's duties included management and marketing services, negotiation and oversight of health care contracts with various payers, including federal healthcare programs, and setting up provider networks that included physicians. Payments to the management company included a "fair market value payment" for operating services provided by the manager, a payment based on a percentage of the cost of capital assets, and an additional 20% of net revenues of the practice for management services. The OIG noted that since the manager was paid a percentage of net revenue, including revenue from business derived from managed care contracts arranged by the manager, a potential technical violation of the anti-kickback statute existed. The OIG further noted that, since the manager would presumably receive some compensation for management efforts in connection with the development and operation of specialist networks, any evaluation by the OIG would require information about the relevant financial relationships. The OIG summarized that while the management arrangement "may" violate the anti-kickback statute, a definitive conclusion would require a determination of the parties' intent, which is beyond the scope of the advisory opinion process.

         Our services agreements are different from the arrangements reviewed by the OIG in its advisory opinion. Therefore, we believe that the opinion is inapplicable to our relationships with our eye care professionals. Further, we believe that the remuneration we receive for providing services does not violate the Anti-Kickback Statute. Because of the breadth of the Anti-Kickback Statute and the government's active enforcement thereof, there can be no assurance, however, that future interpretations of such laws will not require modification of our existing relationships with practices. If our services agreements are ever determined to be in violation of the Anti-Kickback Statute, it is likely that there would be a material adverse impact on our business, financial condition and results of operation.

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

EMPLOYEES

         We and our affiliates have approximately 700 employees, including, 231 licensed ophthalmologists, optometrists and opticians and 92 ophthalmic assistants. These numbers include an aggregate of approximately 100 part-time personnel (i.e., working fewer than 30 hours per week). We believe that our relations with our employees are good. We are not a party to any collective bargaining agreement.

ITEM 2.  PROPERTIES

         We have executive offices in Waterbury, Connecticut and Rocky Mount, North Carolina. The Waterbury facility, which contains corporate offices and an integrated eye health center, is leased under three separate leases with remaining terms ranging from 1 month to 11 years. Each of these leases also has renewal options ranging from 5 to 20 years in total. The combined annual base rent is $847,000 for a total of 44,400 square feet.

         The facilities in Rocky Mount, NC, which contain executive offices, HMO offices and an operations center, are leased under four separate leases with remaining terms of from 1 month to three years. The combined base rent for these four facilities is $239,000 for a total of 23,400 square feet.

         Each of the foregoing offices is leased from a party that is affiliated or associated with one or more of our present or former directors or executive officers.

         We and our affiliate, Optometric Eye Care Center, P.A., lease 45 additional offices in the states of Connecticut, North Carolina, Florida and Texas, principally for our eye health services and retail optical operations. These leases have remaining terms of up to 10 years. Many of these leases are also subject to renewal options. We believe our properties are adequate and suitable for our business as presently conducted.

ITEM 3.  LEGAL PROCEEDINGS

HEALTH SERVICES ORGANIZATION LAWSUITS

         The company and/or its subsidiaries are involved in five Health Services Organization, referred to as HSO, lawsuits, described below. Each suit involves a medical practice which was unwound from the former network of our subsidiary, PrimeVision Health, Inc., and which remained associated with the company through an HSO agreement. Generally, the HSO agreements require the practice to pay monthly fees to PrimeVision and obligates PrimeVision to provide only certain "Core Services." Other "Supplemental Services" are optional. The company maintains that it has fully complied with the HSO agreements by providing these Core Services. The HSO agreements generally are for a fifteen year term, subject to early termination. A practice is allowed to terminate only on very limited conditions. However, even on early termination, the practice is contractually obligated to pay a "Buy-Out Price." The Buy-Out Price is a stated fixed sum, reduced by certain percentages on the fifth and tenth anniversaries of the HSO Agreement. The suits are in the early stages of litigation, and there can be no assurance of a favorable outcome.

         Fogg, Maxwell & Lanier, M.D., Inc., et al. v. PrimeVision Health, Inc. and OptiCare Health Systems, Inc., et al., filed August 30, 2001, Superior Court of California. Plaintiffs, a California medical practice and its principal shareholders, contend that, since the amount of the "services fee" (calculated as a percentage of practice revenue) the practice pays to PrimeVision, a subsidiary of the company, allegedly exceeds the value of the "core services" received from PrimeVision by the practice, the HSO agreement is unlawful, as it violates the California Business and Professions Code. At PrimeVision's request, the case has been removed from California state court to the U.S. District Court in California. OptiCare and PrimeVision have denied the plaintiffs' allegations and have filed counterclaims for payment of past due services fees. A scheduling conference was held in March 2002 wherein the parties agreed to a discovery schedule and a tentative trial date in September 2003. The parties continue to discuss possible settlement of this matter although there can be no assurance a settlement will occur. Though we strongly believe in the merits of our position and intend to vigorously prosecute our counterclaims and defend our position, the case is in its early stage and no assurance can be given of a favorable outcome.

         Charles Retina Institute, P.C. and Steven T. Charles, M.D. v. OptiCare Health Systems, Inc., filed on September 18, 2001, Chancery Court of Tennessee. Plaintiffs, a Tennessee medical practice and its principal owner, sought court approval to cease making required services fees payments on grounds that the magnitude of such payments is not warranted by the allegedly low value of the core services received. The company has removed the case to the U.S. District Court in Tennessee. Further, in PrimeVision Health, Inc. v. Charles Retina, P.C., et al, filed on November 1, 2001, in the U.S. District Court for the Eastern District of North Carolina, Western Division, the company has filed suit against Charles Retina Institute et al. seeking to enforce the HSO agreement. The parties have filed various motions seeking to dismiss the actions or, in the alternative, to transfer venue to either Tennessee or North Carolina. Coordinated scheduling orders have recently been filed in each of the two cases but no substantive discovery has been undertaken. Though we strongly believe in the merits of our position and intend to vigorously prosecute our claims and defend our position, the case is in its early stage and no assurance can be given of a favorable outcome.

         Huntington & Distler, et al. v. PrimeVision Health Inc., filed on November 20, 2001, in the U. S. District Court for the Western District of Kentucky. Plaintiffs, a Kentucky medical practice and its owners, claim that the HSO contracts were procured by fraud or mistake and are otherwise void because the services enumerated are inadequate consideration. Alternatively, plaintiffs claim that the company has failed to provide the core services required by the contracts. Plaintiffs seek to avoid an obligation to pay the contractually mandated buy out price. The company has answered, denying all material allegations, and seeks the recovery of past due monthly services fees and the buy out price. Though we strongly believe in the merits of its position and intend to vigorously defend our position, the case is in its early stage and no assurance can be given of a favorable outcome.

         Eye Associates of Southern Indiana & Bradley C. Black v. PrimeVision Health Inc., filed on November 20, 2001, in the U. S. District Court for the Southern District of Indiana. Plaintiffs, an Indiana medical practice and its owner, claim that the HSO contracts were procured by fraud or mistake and are otherwise void because the services enumerated are inadequate consideration. Alternatively, plaintiffs claim that the company has failed to provide the core services required by the contracts. Plaintiffs seek to avoid an obligation to pay the contractually mandated buy out price. The company has answered, denying all material allegations, and seeks the recovery of past due monthly services fees and the buy out price. Though we strongly believe in the merits of our position and intend to vigorously defend our position, the case is in its early stage and no assurance can be given of a favorable outcome.

         On March 18, 2002, the company filed with the Judicial Panel on Multidistrict Litigation, referred to as the Panel, a motion to transfer to the United States District Court for the Eastern District of North Carolina, for consolidated and coordinated pretrial proceedings, each of the four HSO lawsuits not already pending in that court. The grounds for the motion are that the cases involve numerous common questions of law and fact and that consolidated and coordinated treatment will avoid inconsistent rulings, eliminate duplicatative discovery, conserve resources and promote efficiency and convenience for the parties, witnesses and the court. The rules of the Panel allow the parties until April 8, 2002 and April 15, 2002 to file opposition and reply papers, respectively. The Panel will thereafter schedule oral argument on the motion. The pendency of the motion does not automatically stay the pending actions.

OTHER LITIGATION

         OptiVest, LLC v. OptiCare Health Systems, Inc., OptiCare Eye Health Centers, Inc. and Dean Yimoyines, filed in the Superior Court, Judicial District of Waterbury, Connecticut on January 14, 2002. Plaintiff is a Connecticut limited liability corporation that entered into an Asset Purchase Agreement for certain assets of the company. The company believes it properly cancelled the Asset Purchase Agreement pursuant to its terms. Plaintiff maintains that it incurred expenses in investigating a potential purchase of certain assets, that the company misled it with respect to its financial condition, and, as a result, plaintiff has suffered damages. Plaintiff seeks specific performance of the Asset Purchase Agreement and an injunction prohibiting the company from interfering with concluding the transactions contemplated by the Asset Purchase Agreement. Further, plaintiff alleges a breach of contract with regard to the Asset Purchase Agreement. Plaintiff further alleges the company engaged in innocent misrepresentation, negligent misrepresentation, intentional and fraudulent misrepresentation, and unfair trade practices with respect to the Asset Purchase Agreement. The company denies plaintiff's allegations and believes they are baseless and without merit; however, the company has not yet filed an answer to the complaint. We intend to vigorously defend our position, but the case is in its earliest stages and, therefore, no assurance can be given of a favorable outcome.

REGULATORY PROCEEDINGS

         On or about August 8, 2001, our affiliate, Optometric Eye Care Center, P.A., and Allan Barker, O.D. and D. Blair Harrold, O.D., who are officers of the company, received a request for information from the North Carolina State Board of Examiners in Optometry in exercise of its continuing authority to oversee the implementation of a consent order entered in December 1999. Optometric Eye Care Center, P.A. is a North Carolina professional association licensed to practice optometry, which is wholly owned by Drs. Barker and Harrold. The employment of Drs. Barker and Harrold by the company is governed by separate employment agreements which are independent of their ownership of Optometric Eye Care. The company, through its wholly-owned subsidiary, PrimeVision Health, Inc., has a Professional Services and Support Agreement with Optometric Eye Care pursuant to which the company provides management services to Optometric Eye Care, and Optometric Eye Care provides optometry services to managed care plans and other arrangements involving the company. This agreement was approved by and attached to the Board's Consent Order. Optometric Eye Care and Drs. Barker and Harrold provided the Board with information pursuant to the request.

    Thereafter, on November 15, 2001, the Board's counsel convened an informal meeting of counsel to discuss the information provided by the parties and invited PrimeVision to participate. At the informal meeting, Optometric Eye Care and Drs. Barker and Harrold contended that the Board should review a broad array of issues between Optometric Eye Care and the company. The company contended that these issues extend well beyond the Board's inquiry into the implementation of the consent order. Optometric Eye Care and Drs. Barker and Harrold further claimed that the company has violated the doctrine prohibiting the corporate practice of medicine by excessively controlling Optometric Eye Care and refusing to honor all provisions of the Services Agreement which was entered into in 1999, and treating it as a controlled subsidiary. Optometric Eye Care and Drs. Barker and Harrold further contend that the Services Agreement may have become unlawful because of changes in the corporate practice doctrine. Further, Optometric Eye Care and Drs. Barker and Harrold maintain that they are not bound by the April 1999 Settlement Agreement requiring them to enter into a succession agreement (under which they would have allowed their ownership of Optometric Eye Care to be transferred to another doctor of optometry licensed in North Carolina subject to Board approval), as this provision was either waived by the company or on grounds that such a provision violates the corporate practice doctrine.

         We deny that we have waived the requirement that Drs. Barker and Harrold enter into a succession agreement and further contend that enforcement of such a provision does not violate the corporate practice of medicine doctrine. Additionally we maintain that we have substantially complied with the Services Agreement, have not exercised excessive control over Optometric Eye Care and do not treat Optometric Eye Care as a controlled subsidiary for purposes of the corporate practice of medicine doctrine.

         The parties have submitted memoranda outlining their respective positions to the Board. The parties also are engaged in settlement discussions and, as a result, a previously scheduled pre-hearing conference and hearing date have been postponed and have not yet been rescheduled. While the Board has indicated that Drs. Barker and Harrold and Optometric Eye Care, as its licensees, are the nominal parties with respect to whom the regulatory proceeding was initiated, the Board has given the company the opportunity to be present at the pre-hearing conference where the issues that will proceed to hearing will be determined. Further, it has afforded each party the opportunity to file submissions addressing the issue as to whether the company may participate in the hearing and, if so, its status at the hearing. Though we strongly believe in the merits of our position and intend to vigorously defend that position, no assurance can be given that we will be able to directly participate in the hearing or that there will be a favorable outcome.

OPTOMETRIC EYE CARE CENTER, P.A. CLAIM

         On February 22, 2001, Optometric Eye Care gave the company notice of its intent to terminate the Services Agreement between itself and the company's subsidiary, PrimeVision. The notice cited numerous alleged breaches of contractual obligations due to Optometric Eye Care from PrimeVision and gave us the contractually provided 60 days to cure such breaches. The company adamantly denies that such alleged material breaches have occurred.

         On April 5, 2001, an agreement was reached to toll the running of the 60-day cure period, which began when Optometric Eye Care gave the company notice of its intent to terminate the Services Agreement. Although that tolling agreement was renewed on several occasions through 2001, it has currently expired.

         The company believes, however, that it has reached an agreement in principle with Optometric Eye Care, and Drs. Barker and Harrold that would resolve the dispute. The proposed agreement contemplates that the parties enter into a transaction wherein Optometric Eye Care or another entity that is controlled by Drs. Barker and Harrold will purchase the assets and assume certain liabilities of our North Carolina professional optometric practices and retail optometry sales business. The proposed sale will not include the company's other North Carolina operations (i.e., our Managed Care Division and Buying Group). The parties have not entered into a written agreement regarding the proposed transaction and there can be no assurance that a settlement will occur or that the parties will consummate the proposed transaction.

         If Optometric Eye Care moves to enforce termination of the Services Agreement, the company will vigorously challenge its right to terminate the agreement and will take all appropriate steps to protect its interests. Such steps will include, as appropriate, litigation and/or administrative proceedings to enforce the April 1999 Settlement Agreement and to provide for the orderly continuation of Optometric Eye Care's optometry practice. The company believes that it is in substantial compliance with the Services Agreement and has made clear that it will take any appropriate step to cure any noncompliance should it be determined that such is necessary. Additionally, neither termination of the Services Agreement nor transfer of the ownership of Optometric Eye Care would have a direct impact on the employment status of Drs. Barker and Harrold as officers of the company.

         Termination of the Services Agreement could have material adverse consequences for the company's ability to continue to operate its North Carolina eye care and retail optometry centers. This is so because while the company would still have access to the centers themselves, still own the equipment therein and still employ the non-medical staff at those centers, it would no longer have a contractual relationship with the Professional Association which employs the doctors who practice in those centers.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The company did not submit any matters to a vote of security holders in 2001. Certain aspects of the Capital Restructuring Transactions described above were presented to our security holders in January 2002.

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    The following table sets forth the name, age and position of each of our directors and executive officers as of March 1, 2002. Each director will hold office until the next annual meeting of stockholders or until his or her successor has been elected and qualified. Our executive officers are appointed by and serve at the discretion of the board of directors.

NAME                               AGE    POSITION
----                               ---    --------
Dean J. Yimoyines, M.D.            54     Chairman of the Board of Directors, Chief Executive Officer and
                                          President
William A. Blaskiewicz             39     Vice President and Chief Financial Officer
Allan L.M. Barker, O.D.            54     President of the Professional Services Division
Eric J. Bertrand                   29     Director
Gordon A. Bishop                   52     President of Connecticut Operations and the Buying Group
Stephen Cohen                      54     President of Cohen Systems
Norman S. Drubner, Esq. (1)        61     Director
D. Blair Harrold, O.D.             55     President of Retail Optometry, North Carolina Operations
Jason M. Harrold                   32     President of the Managed Care Division
Mark S. Hoffman                    40     Director
Melvin Meskin                      57     Director
Frederick A. Rice                  56     Director
Christopher J. Walls               38     Vice President and General Counsel

-------------------
(1) Mr. Drubner resigned from the board of directors on February 23, 2001, and was appointed again on November 1, 2001.

         Dr. Yimoyines has served as Chairman of the Board, Chief Executive Officer and President since August 13, 1999. Dr. Yimoyines is a founder of OptiCare Eye Health Centers, Inc. and served as the Chairman, President and Chief Executive Officer of OptiCare Eye Health Centers, Inc. since 1985. Dr. Yimoyines has been instrumental in the development and implementation of OptiCare Eye Health Centers, Inc.' business for nearly twenty years. He graduated with distinction from the George Washington School of Medicine. He completed his ophthalmology residency at the Massachusetts Eye and Ear Infirmary, Harvard Medical School. Dr. Yimoyines completed fellowship training in vitreoretinal surgery at the Retina Associates in Boston. He is a graduate of the OPM (Owner / President Management) program at Harvard Business School and is a Fellow of the American Academy of Ophthalmology.

         Mr. Blaskiewicz has served as Chief Financial Officer of OptiCare Health Systems, Inc. since September 1, 2001. Prior to that he was Director of Finance, Corporate Controller, Vice President of Finance and, most recently, Chief Accounting Officer for the company from February 1998 to August 2001. Prior to joining the company, Mr. Blaskiewicz held various positions, including Director of Budgeting, with Massachusetts Mutual Life Insurance Company (1993 to
1998), Manager with Ernst & Young (1989 to 1993) and Field Auditor with the Internal Revenue Service (1986 to 1989). He holds a Master of Business Administration from the University of Hartford and a Bachelor of Science in Accounting from Central Connecticut State University, and is a member of the American Institute of Certified Public Accountants (AICPA), the Connecticut Society of Certified Public Accountants (CSCPA) and the Institute of Management Accountants (IMA). Mr. Blaskiewicz is a certified public accountant in Connecticut and holds Certified Management Accountant (CMA) and Certified in Financial Management (CFM) designations from the IMA.

         Dr. Barker has served as President of the Professional Services Division of OptiCare Health Systems, Inc. since August 13, 1999 and was a director of the company from August 1999 to January 2001. Dr. Barker was a senior executive officer and director of PrimeVision from 1996 to 1999. He is a licensed optometrist with 25 years experience in the eye care industry. From October 1989 to July 1996, Dr. Barker served as co-president of Consolidated Eye Care, Inc., the parent company of AECC/Pearlman Buying Group and AECC Total Vision Health Plan, Inc. Also during this period, Dr. Barker served as vice president and secretary of Optometric Eye Care Center, P.A. Dr. Barker received his Doctor of Optometry degree in 1975 from Southern College of Optometry in Memphis, Tennessee.

         Mr. Bertrand, who was elected to the board on January 25, 2002, is a Vice President of Palisade Capital Management, LLC, an affiliate of Palisade Concentrated Equity Partnership, L.P. From 1996-1997, Mr. Bertrand held a position with Townsend Frew & Company, a healthcare-focused investment banking boutique. From 1994 to 1996, he held positions with Aetna, Inc.'s private equity group, focusing on middle market leveraged buy-outs and larger private equity investments. Mr. Bertrand is a director of Versura, Inc. and Control F-1. He holds a Bachelor of Science in Business Administration from Bryant College and a Masters of Business Administration in Finance and Entrepreneurship with a certificate in the Digital Economy from New York University.

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

         Mr. Cohen has been President of Cohen Systems, the software division of the company, since October 1999. From 1986 to 1999, Mr. Cohen was president of C.C. Systems, now Cohen Systems. Cohen Systems develops and markets software for the ophthalmologic industry, including production, management and inventory systems for labs, optometrists, opticians and ophthalmologists. Prior to founding C.C. Systems, Mr. Cohen was, from 1981-85, general manager at Welling International, an optical frame and lens distributor; from 1976-1980, president of Plastic Plus in Toronto, one of the first plastic lens fabricators in Canada; and, from 1972-1975, national sales manager for Monarch Optical, a distributor of frames, lenses and supplies to the optical industry in Canada. Mr. Cohen has over

30 years of experience in the optical industry.

         Mr. Drubner was elected as a Director effective November 1, 2001. He is senior partner in the law firm of Drubner, Hartley, O'Connor & Mengacci, which he founded in 1971, and is the owner of Drubner Industrials, a commercial real estate brokerage firm. Mr. Drubner has been practicing law in Connecticut since 1963, specializing in real estate, zoning, and commercial transactions. He is a member of the Connecticut Bar and the Waterbury, CT Bar Association. Mr. Drubner has been admitted to practice before the U.S. District Court, District of Connecticut. He is a former trustee of Teikyo Post University. Mr. Drubner holds a Bachelor of Arts degree from Boston University and received his Juris Doctor degree from Columbia University in 1963.

         Dr. D. Blair Harrold has served as the President of Retail Optometry, North Carolina Operations, since August 13, 1999. Prior thereto, Dr. Harrold served as a senior executive and director of PrimeVision since its acquisition of Consolidated Eye Care, Inc., renamed OptiCare Eye Health Network, Inc., in July 1996. Dr. Harrold founded Consolidated Eye Care in 1989 and served as its Co-President until its acquisition by PrimeVision. Dr. Harrold is a licensed optometrist, having graduated from Ohio State University with a Bachelor of Science degree in physiological optics and a Doctor of Optometry degree in 1971. Dr. Harrold also is President of Optometric Eye Care Center, P.A., a North Carolina professional association. He is a member of the American Optometric Association and the North Carolina State Optometric Association and is a Fellow in the American Academy of Optometry. Dr. Harrold is an uncle of Mr. Jason Harrold, President of the company's Managed Care Services Division.

         Mr. Jason Harrold has served as President of the Managed Care Services Division since August 2000. Mr. Harrold served as Chief Operating Officer of the Managed Care Services Division from January 2000 through July 2000, before being appointed its President. Mr. Harrold served as Vice President of Operations from July 1999 to December, 2000, and Vice President of Quality Management from July 1996 to June 1999 for the Managed Care Services Division. From November 1993 to July 1996, Mr. Harrold was employed by Alcon Laboratories as a sales representative for its vision care division. Mr. Harrold graduated from the University of South Carolina in 1992 with a Bachelor of Science degree with dual majors in Business Administration for Management Science and Insurance and Economic Security. He earned a Masters degree in Business Administration from Appalachian State University in 1993. Mr. Jason Harrold is the nephew of Dr. Blair Harrold, President of the company's Retail Optometry, North Carolina Operations.

         Mr. Hoffman, who was elected to the board on January 25, 2002, is a Managing Director of Palisade Capital Management, LLC, an affiliate of Palisade Concentrated Equity Partnership, L.P., which he joined upon its formation in 1995. He is a director of several privately held companies, including YHD Realty, Berdy Medical Systems, C3I, Marco Group and Neurologix. Mr. Hoffman is a graduate of the Wharton School at the University of Pennsylvania.

         Mr. Meskin, who was elected to the board on January 25, 2002, was, until his retirement on December 31, 2001, Vice President - Finance - National Operations for Verizon, the combined Bell Atlantic/GTE telecommunications company. Mr. Meskin joined New York Telephone in 1970 and held a variety of line and staff assignments with the company over a 31-year career. In 1994, he was named Vice President - Finance and Treasurer for NYNEX Telecommunications. When Bell Atlantic and NYNEX merged, he was appointed Vice President - Finance and Comptroller of Bell Atlantic. Mr. Meskin is a member of the Board of Trustees of Nyack Hospital and the Board of Trustees of the Post Graduate Center for Mental Health.

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

         Mr. Walls has served as Vice President and General Counsel of OptiCare Health Systems, Inc. since February 18, 2002, subject to Board approval, which was obtained on March 19, 2002. Prior to joining OptiCare, from December 2000 to February 2002, Mr. Walls was Vice President, Corporate Counsel and Corporate Secretary for Outpost.com, a technology company in Connecticut. Prior to that, from October 1999 to December 2000, he was Corporate Counsel, Vice President of Business Affairs and Assistant Corporate Secretary with Real Media Inc., an international technology start-up. Mr. Walls has also served as an in-house litigator with St. Paul Fire and Marine Insurance Company from December 1995 to October 1999 and was in private practice concentrating on litigation that included medical malpractice defense and complex insurance administrative proceedings. Mr. Walls received his Bachelor of Arts degree from the University of Dayton and his Juris Doctor degree from Widener University School of Law.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

American Stock Exchange Suspension and Proposed Delisting

         On April 20, 2001, the American Stock Exchange suspended trading of the company's common stock, and the exchange did not permit trading in the stock from that date until December 12, 2001, principally because the company had not filed its Annual Report on Form 10-K for the year ended December 31, 2000, or its Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30 and September 30, 2001. The company filed all those reports by December 3, 2001, and the exchange thereafter permitted trading to resume on December 12, 2001.

         By letter dated November 19, 2001, the staff of the American Stock Exchange advised the company that it would recommend to the exchange's Committee on Securities the delisting of the company's common stock. The company appealed such recommendation and a hearing on the appeal was held before the Committee on Securities on January 29, 2002. The Committee decided at that time to postpone a determination of whether or not to delist the company's common stock pending timely receipt of the company's Annual Report on Form 10-K for the year ended December 31, 2001, and review of that report by the Committee and the staff of the exchange.

    The company cannot assure that its common stock will continue to be listed without further suspensions, or that the exchange will not de-list the company's common stock in the future. The exchange's rules for continued listing include stockholders' equity requirements, which the company may not meet if it experiences further losses; and market value requirements, which the company may not meet if the price of our common stock does not increase.

         If the company's common stock is de-listed, trading in the company's common stock would be conducted, if at all, in the over-the-counter market. This would make it more difficult for stockholders to dispose of their common stock and more difficult to obtain accurate quotations on the company's common stock. This could have an adverse effect on the price of the common stock.

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

The effect of these requirements may be to limit the ability or incentive of broker-dealers to sell the company's common stock, and that, in turn, diminishes the ability of stockholders to sell their common stock in the secondary market.

    The Securities and Exchange Commission has adopted regulations that define "penny stock" to include common stock that has a market price of less than $5.00 per share, subject to certain exceptions. These rules include the following requirements:

         o Broker-dealers must deliver, prior to the transaction, a disclosure schedule prepared by the SEC relating to the penny stock market;

         o Broker-dealers must disclose the commissions payable to the broker-dealer and its registered representative;

         o Broker-dealers must disclose current quotations for the securities;

         o If a broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market; and

         o The broker-dealer must furnish its customers with monthly statements disclosing recent price information for all penny stocks held in the customer's account and information on the limited market in penny stocks.

    Many securities listed on the exchange would be covered by the definition of penny stock, but transactions in a security listed on the exchange are exempt from such rules (except the "sole market-maker" provision mentioned above) if:

         o    The issuer has $2,000,000 in tangible assets;

         o    The customer is an institutional accredited investor; and

         o    The broker-dealer does not recommend the transaction.

    These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules.

Trading in OptiCare Common Stock

    The high and low prices for the periods presented are based on trades effected on the American Stock Exchange.

         2001                              HIGH             LOW
         ----                              ----             ---
         4th Quarter *                   $0.160          $0.100
         3rd Quarter *                        -               -
         2nd Quarter *                    0.290           0.200
         1st Quarter                      0.625           0.320


         2000                              HIGH             LOW
         ----                              ----             ---
         4th Quarter                     $0.875         $ 0.250
         3rd Quarter                      2.125           0.688
         2nd Quarter                      3.500           2.000
         1st Quarter                      4.500           3.000

* Trading in our common stock was suspended by the American Stock Exchange on April 20, 2001, and was permitted to resume on December 12, 2001.

         On March 1, 2002, the last reported sale price of our common stock on the American Stock Exchange was $0.17 per share. As of March 1, 2002, there were approximately 200 stockholders of record of our common stock. The number of record holders was determined from the records of the company's transfer agent, Mellon Investor Services, LLC, and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies. Based on the numbers of requests for solicitation materials by such persons in response to the company's solicitation of stockholders' written consents to certain matters relating to the company's Capital Restructuring Transactions, we believe the number of beneficial holders of the company's common stock is 1,500.

         We have never paid any cash dividends on our common stock and do not intend to pay any cash dividends on our common stock for the foreseeable future. It is our present policy that any retained earnings will be used for repayment of indebtedness, working capital, capital expenditures and general corporate purposes. Furthermore, we are precluded from declaring or paying any cash dividends on our common stock, or making a distribution to our stockholders under the covenants of our Loan and Security Agreement with Capital Source, until the termination of such agreement and the repayment of all amounts due to such lender. Additionally, we are precluded from declaring or paying any cash dividends on our common stock, or making a distribution to our stockholders under the terms of the senior subordinated secured note issued to Palisade until the termination of such note and the repayment of all amounts due to such Lender. (See Management's Discussion and Analysis of Financial Condition and Results of Operations -- The Palisade and Yimoyines Senior Subordinated Secured Loans.)

Recent Sales of Unregistered Securities

         Described below is information regarding equity securities we issued in 2001, which were not registered under the Securities Act. (See, also, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.)

         In March 2001, pursuant to a settlement and mutual general release, we issued 34,310 shares of our common stock to a physician formerly affiliated with the company and recognized his right to 15,690 shares of common stock of the company, which were converted from shares of PrimeVision in connection with the mergers in 1999. (See Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview.) As a result of this settlement, the physician would own 50,000 shares of our common stock.

         On January 5, 2001, the bridge loan from Alexander Enterprise was amended and increased by $0.5 million. Funds for the $500,000 increase in the bridge loan were provided by Palisade Concentrated Equity Partnership, L.P. ($400,000); Dean J. Yimoyines, M.D., Chairman of the Board, Chief Executive Officer and President of the company ($50,000); and Alexander Enterprise ($50,000). Dr. Yimoyines' participation was subsequently assigned to his wife, Linda Yimoyines. In connection with the bridge loan and amendment thereto, warrants with an aggregate purchase price of $2.3 million were issued to:

         o A designee of Alexander Enterprise to purchase 2.0 million shares of our common stock at an exercise price of $1.00 and 300,000 shares at an exercise price of $0.40;

         o Palisade to purchase 400,000 shares of our common stock at an exercise price of $0.40; and

         o Dr. Yimoyines to purchase 50,000 shares of our common stock at an exercise price of $0.40.

(See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.)

    The above were private transactions not involving a public offering and were exempt from the registration provisions of the Securities Act pursuant to
Section 4(2) thereof. No underwriter was engaged in connection with the foregoing sales of securities. We have reason to believe that: (i) all of the foregoing purchasers were familiar with or had access to information concerning our operations and financial condition, (ii) all of those individuals purchasing securities represented that they acquired the shares for investment and not with a view to the distribution thereof, and (iii) other than with respect to the options, the foregoing purchasers are accredited investors within the meaning of Regulation D promulgated under the Securities Act. At the time of issuance, all of the foregoing securities were deemed to be restricted securities for purposes of the Securities Act and the certificates representing such securities bear, or will bear, legends to that effect.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected historical consolidated financial data has been derived from audited historical financial statements and should be read in conjunction with the consolidated financial statements of the company and the notes thereto and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. The company in its present form is the result of mergers completed on August 13, 1999 among Saratoga Resources, Inc., PrimeVision Health, Inc. and OptiCare Eye Health Centers, Inc. For accounting purposes, PrimeVision was treated as the accounting acquirer and, therefore, the predecessor business for historical financial statement reporting purposes.

                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                   -------------------------------------------------------------
              (in thousands)                         2001          2000       1999 (1)       1998         1997
                                                     ----          ----       -----          ----         ----
  STATEMENT OF OPERATIONS DATA:
  Total net revenues                               $ 112,483     $127,883     $ 94,633     $64,612     $ 58,346
  Income (loss) from continuing operations             2,980     (14,171)          351      (3,239)      (2,034)
  Weighted average shares outstanding (2):
         Basic                                        12,795       12,354        4,776        2,256        1,856
         Diluted                                      13,214       12,354        4,776        2,256        1,856
  Income (loss) from continuing operations
  per share (3):
         Basic                                        $ 0.23      $(1.15)      $(0.05)      $(2.54)      $(1.10)
         Diluted                                      $ 0.23      $(1.15)      $(0.05)      $(2.54)      $(1.10)

-------------------
(1) The company acquired OptiCare Eye Health Centers, Inc. on August 13, 1999 and Cohen Systems, Inc. on October 1, 1999, which were accounted for as purchases. Accordingly, the results of operations of OptiCare Eye Health Centers, Inc. and Cohen Systems, Inc. are included in the historical results of operations since September 1, 1999 and October 1, 1999, respectively, the deemed effective dates of the acquisitions for accounting purposes.

(2) The weighted average common shares outstanding prior to 2000 have been adjusted to reflect the conversion associated with the reverse merger with Saratoga in 1999.

(3) Income (loss) from continuing operations per share for 1999 and 1998 was calculated after giving effect to preferred stock dividends.

                                                                      AS OF DECEMBER 31,
                                                  --------------------------------------------------------------
                                                    2001         2000          1999          1998         1997
             (in thousands)                         ----         ----          ----          ----         ----
  BALANCE SHEET DATA:
  Net assets of discontinued operations            -               -          -             $ 5,582     $ 69,473
  Total current assets                            $ 20,141     $ 14,913      $ 21,345        20,237       18,274
  Total assets                                      59,300       55,513        66,740        26,556       86,397
  Total current liabilities                         16,686       49,454        20,654        51,198        8,289
  Total debt (including current portion)            34,366       34,214        43,148        39,976       46,536
  Mandatorily redeemable preferred stock           -               -          -               9,200          -
  Total stockholders' equity (deficit)             $ 6,982      $ 3,877       $ 5,274    $ (34,690)      $ 4,546

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto of OptiCare Health Systems, Inc., which are included elsewhere herein. (See the Index to Financial Statements, beginning at page F-1.)

         Overview. OptiCare Health Systems, Inc. is an integrated eye care services company that delivers a range of services and systems for eye health professionals and consumers, including, managed care and professional eye care services. On August 13, 1999, Saratoga Resources, Inc., a Delaware corporation, PrimeVision Health, Inc. and OptiCare Eye Health Centers, Inc. merged pursuant to the terms of an Agreement and Plan of Merger dated as of April 12, 1999. In this transaction, PrimeVision merged with Saratoga through a reverse acquisition by PrimeVision of Saratoga at book value with no adjustments reflected to historical values. Immediately following the PrimeVision merger, OptiCare Eye Health Centers was acquired by PrimeVision, which was accounted for under the purchase method of accounting with the excess of purchase price over the estimated fair value of net assets acquired recorded as goodwill.

         In connection with the mergers, our shareholders approved an amendment to the Articles of Incorporation changing, among other things, the company's name to OptiCare Health Systems, Inc., effective August 13, 1999.

         For accounting purposes, PrimeVision was the accounting acquirer and the surviving accounting entity. Accordingly, the operating results of OptiCare Eye Health Centers have been included in the accompanying consolidated financial statements since September 1, 1999, the deemed effective date of the acquisition for accounting purposes. The impact of results from August 13, 1999 through August 31, 1999 are deemed immaterial to the consolidated financial statements. Financial results for periods prior to September 1, 1999 are based solely upon the results reported by PrimeVision and its subsidiaries. The excess of the aggregate purchase price including merger costs of $29.1 million over the fair value of the net assets acquired was approximately $20.7 million. Of this excess, $18.5 million was recorded as goodwill and is being amortized on a straight-line basis over 25 years and $2.2 million was used to eliminate the valuation allowance related to PrimeVision's deferred tax assets. In addition, the company recorded an intangible asset of $7.1 million in connection with a new Professional Services and Support Agreement that is being amortized over 25 years.

         On October 1, 1999, we purchased Cohen Systems, Inc., a software systems provider specializing in point of sale and Internet-based solutions for professional optometric practices, retail optical stores and optical manufacturing laboratories. The total purchase price of approximately $1.7 million was comprised of approximately $0.9 million in cash and notes payable and 110,000 shares of common stock (having a value on that date of approximately $0.8 million). The Cohen acquisition was accounted for under the purchase method of accounting, whereby the purchase cost has been allocated to the fair value of assets acquired and liabilities assumed with the excess identified as goodwill. Fair values were based on valuations and other studies. The goodwill resulting from this transaction was approximately $1.4 million and is being amortized on a straight-line basis over 25 years. The results of operations of Cohen Systems, Inc. are included in our consolidated financial statements from the purchase date.

         The company conducts its business through three business divisions: (1) Managed Care (2) Professional Services and (3) Other Integrated Services. The Managed Care Division contracts with insurers, managed care plans and other third party payers to manage claims payment administration of eye health benefits for those contracting parties in eight states. The Professional Services Division provides laser and ambulatory surgery facilities; develops and sells integrated practice management systems, including Internet-based software solutions; and provides support services to eye care professionals throughout the country. The Other Integrated Services Division owns, operates and/or contracts with integrated eye health centers and professional optometric practices in Connecticut and North Carolina, and provides wholesale buying services to eye care professionals nationwide.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

         For a detailed discussion on the application of these and other accounting policies, see Note 2 in the notes to the consolidated financial statements. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of its consolidated financial statements.

Services Revenue

         The company (through its affiliated professional corporation and professional association) provides comprehensive eye care services to consumers, including medical and surgical treatment of eye diseases and disorders by ophthalmologists, and vision measuring and non-surgical correction services by optometrists. The company also charges a fee for providing the use of its ambulatory surgery center to professionals for surgical procedures. The company's ophthalmic, optometric and ambulatory surgery center services are recorded at established rates reduced by an estimate for contractual allowances and doubtful accounts. Contractual allowances arise due to the terms of certain reimbursement contracts with third-party payers that provide for payments to the company at amounts different from its established rates. The contractual allowance represents the difference between the charges at established rates and estimated recoverable amounts and is recognized in the period the services are rendered. The contractual allowance recorded is estimated based on an analysis of collection experience in relation to amounts billed and other relevant information. Any differences between estimated contractual adjustments and actual final settlements under reimbursement contracts are recognized as contractual adjustments in the period of final settlements.

Medical Claims Expense

         Claims expense is recorded as provider services are rendered and includes an estimate for claims incurred but not reported. Reserves for estimated insurance losses are determined on a case by case basis for reported claims, and on estimates based on company experience for loss adjustment expenses and incurred but not reported claims. These liabilities give effect to trends in claims severity and other factors which may vary as the losses are ultimately settled. The company's management believes that the estimates of the reserves for losses and loss adjustment expenses are reasonable; however, there is considerable variability inherent in the reserve estimates. These estimates are continually reviewed and, as adjustments to these liabilities become necessary, such adjustments are reflected in current operations in the period of the adjustment.

RESULTS OF OPERATIONS

Year Ended December 31, 2001, Compared to Year Ended December 31, 2000

         Managed care revenue. Managed care revenue decreased to $28.2 million for the year ended December 31, 2001, from $35.7 million for the year ended December 31, 2000, a decrease of $7.5 million or 21.1%. This decrease is primarily due to two managed care contracts that were not renewed in December 2000 by Anthem Blue Cross and Blue Shield of Connecticut ("Anthem"). In addition, the contract with ConnectiCare was amended in April 2001, allowing ConnectiCare to resume administration of the contract, further reducing managed care revenue. These decreases are partially offset by negotiated increases in capitation revenue on existing contracts.

         Product sales revenue. Product sales revenue decreased to $55.2 million for the year ended December 31, 2001, from $60.7 million for the year ended December 31, 2000, a decrease of $5.5 million or 9.0%. Of this decrease $4.1 million represents a decrease in buying group revenue resulting from decreases in purchasing volume. This decrease in volume is primarily due to consolidation in the eyecare industry whereby the smaller independent eyecare businesses are being replaced by larger eyecare chains that purchase directly from vendors. The company expects this shift to continue and potentially further reduce the buying group's market share and revenue, however the company does not expect it to have a material impact on its overall profitablity. The remaining $1.4 million decrease represents a decrease in retail optometry sales primarily due to the closure of certain optometry facilities in connection with the restructuring of operations in Connecticut during 2000.

         Services revenue. Services revenue decreased to $29.0 million for the year ended December 31, 2001, from $31.4 million for the year ended December 31, 2000, a decrease of $2.4 million or 7.6%. This decrease is primarily due to the closure of certain ophthalomogy and ambulatory surgery centers in Connecticut as a result of the company's restructuring of operations.

         Medical claims expense. Medical claims expense decreased to $22.2 million for the year ended December 31, 2001, from $29.7 million for the year ended December 31, 2000, a decrease of $7.5 million. The medical loss ratio
(MLR) representing medical claims expense as a percentage of managed care revenue improved to 78.7% in 2001, from 83.0% in 2000. This improvement in MLR is primarily due to the two Anthem contracts and the ConnectiCare contract that are no longer managed by the company, which had higher MLRs than the average of the company's remaining contracts, and to negotiated increases in capitation rates on existing managed care contracts.

         Cost of product sales. Cost of product sales decreased to $35.0 million for the year ended December 31, 2001, from $38.7 million for the year ended December 31, 2000, a decrease of $3.7 million or 9.5%. This decrease in cost of sales is due to decreases in sales volume in the company's buying group and retail optometry operations.

         Cost of services. Cost of services decreased to $15.1 million for the year ended December 31, 2001, compared to $15.8 million for the year ended December 31, 2000, a decrease of $0.7 million or 4.4%. This decrease primarily relates to a decrease in services compensation due to the workforce reductions in the company's ophthalmology and optometry centers as a result of the company's restructuring of its operations in Connecticut.

         Selling, general and administrative expenses. Selling, general and administrative expenses decreased to $37.1 million for the year ended December 31, 2001, from $41.4 million for the year ended December 31, 2000, a decrease of $4.3 million or 10.4%. Of this decrease, approximately $3.8 million represents decreases in compensation, marketing, rent and utilities primarily as a result of the company's restructuring of its operations in 2000, which involved closing facilities and reducing overhead. The remaining decrease of approximately $0.5 million represents a decrease in corporate overhead and primarily relates to compensation of executive and managerial personnel in connection with the company's restructuring plan to reduce overhead and streamline operations.

         Restructuring and other one-time charges. In 2001, the company recorded $1.0 million for professional fees, primarily non-deferrable legal and workout costs, associated with company's capital restructuring. In 2000, the company recorded a $4.3 million charge comprised of $2.3 million for operations restructuring, $1.8 million for terminated merger costs and $0.2 million of other non-recurring charges. The $2.3 million charge was recorded to cover restructuring costs associated with the company's restructuring of its operations in Connecticut, which included closing and consolidating certain facilities, reducing overhead and streamlining operations. The restructuring of operations charge was comprised of $0.2 million of employee termination costs, $1.2 million of lease related charges, $0.8 million of fixed asset write-offs and $0.1 million of other related expenses. The terminated merger costs represent non-recurring costs associated with the merger with Vision Twenty-One, which was terminated in June 2000. The company also recorded a $0.2 million charge consisting of one-time costs related to the canceled sale of the Connecticut operations. These costs consisted primarily of professional fees and related transaction expenses.

         Depreciation. Depreciation expense decreased to $2.5 million for the year ended December 31, 2001, from $2.8 million for the year ended December 31, 2000, a decrease of $0.3 million. This decrease is primarily related to fixed assets that were disposed of in 2000, principally related to the corporate restructuring activities in 2000.

         Amortization and write-off of goodwill. Amortization expense decreased to $1.4 million for the year ended December 31, 2001, from $2.9 million for the year ended December 31, 2000, a decrease of $1.5 million. This decrease is primarily due to the $1.3 million write-off of goodwill in 2000.

         Interest expense. Interest expense decreased to $3.0 million for the year ended December 31, 2001, from $3.5 million for the year ended December 31, 2000, a decrease of $0.5 million. The decrease in interest expense is primarily due to a decrease in the average interest rate associated with the company's bank indebtedness.

         Loss from continuing operations before income taxes. The company reported a loss from continuing operations before income taxes of $4.9 million for the year ended December 31, 2001, compared to a loss of $11.2 million for the year ended December 31, 2000. This improvement is primarily due to the $3.3 million reduction in restructuring and other one-time charges as well as reduced costs and overhead realized in connection with the company's restructuring of its Connecticut operations, as described above.

         Income tax expense. The company recorded an income tax benefit of $7.8 million for the year ended December 31, 2001. The tax benefit is primarily due to the reversal of the valuation allowance against the deferred tax assets of the company and was based on the company's expected ability, more likely than not, to utilize its net operating loss carryforwards in the future.

Year Ended December 31, 2000, Compared to Year Ended December 31, 1999

         Managed care revenue. Managed care revenue increased to $35.7 million for the year ended December 31, 2000, from $24.4 million for the year ended December 31, 1999, an increase of $11.3 million or 46.3%. This increase is primarily due to revenue associated with managed care contracts held by OptiCare Eye Health Centers that were acquired in connection with the mergers as well as new managed care contracts and growth in existing member lives.

         Effective December 1, 2000, Anthem Blue Cross and Blue Shield of Connecticut ("Anthem"), a managed care customer in Connecticut, ended its managed care contract with the company on Anthem's commercial Health Maintenance Organization ("HMO") business. Anthem also withdrew from the Medicare + Choice market in Connecticut, effective January 1, 2001. The Commercial HMO Medicare + Choice contracts represented approximately $6.4 million in total annual revenue to the company.

         Product sales revenue. Product sales revenue increased to $60.7 million for the year ended December 31, 2000, from $56.1 million for the year ended December 31, 1999, an increase of $4.6 million or 8.3%. Of this increase $8.6 million is primarily due to the merger with OptiCare Eye Health Centers in August 1999 and $1.4 million represents increases in other optometry areas. These increases are partially offset by a $5.4 million decrease in buying group revenue due to a decrease in purchasing volume.

         Services revenue. Services revenue increased to $31.4 million for the year ended December 31, 2000, from $14.2 million for the year ended December 31, 1999, an increase of $17.3 million. Of this increase approximately $15.3 million is a result of the merger with OptiCare Eye Health Centers in August 1999 and primarily represents revenue from ophthalmology, optometry, and surgery services. In addition, $0.6 million represents revenue associated with sales of software systems by Cohen Systems, Inc., which was acquired by the company in October 1999, and $1.0 million of this increase represents Health Services Organization ("HSO") revenue from agreements with various ophthalmology practices. The remaining increase represents an increase in other optometry areas.

         Medical claims expense. Medical claims expense increased to $29.7 million for the year ended December 31, 2000, from $19.5 million for the year ended December 31, 1999, an increase of $10.1 million or 51.8%. The medical loss ratio (MLR) representing medical claims expense as a percentage of managed care revenue increased from 80.0% in 1999 to 83.0% in 2000. This increase in MLR is primarily due to increased utilization coupled with increased reimbursement rates to providers.

    Cost of product sales. Cost of product sales decreased to $38.7 million for the year ended December 31, 2000, from $40.4 million for the year ended December 31, 1999, a decrease of $1.7 million or 4.3%. This decrease represents a $5.5 million decrease in cost of sales associated with the buying group program as a result of the decrease in volume, and is partially offset by a $3.8 million increase in retail cost of sales, primarily due to the merger with OptiCare Eye Health Centers.

         Cost of services. Cost of services increased to $15.8 million for the year ended December 31, 2000, compared to $6.0 million for the year ended December 31, 1999, an increase of $9.8 million. This increase relates to the company's optometry, ophthalmology and ambulatory surgery center services, which increased as a result of the merger with OptiCare Eye Health Centers in August 1999.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased to $41.4 million for the year ended December 31, 2000, from $22.8 million for the year ended December 31, 1999, an increase of $18.6 million. Of this increase $10.9 million represents increased personnel and employee costs as a result of the mergers in 1999. The remaining increase of approximately $7.7 million represents an increase in general and administrative costs, of which approximately $5.3 million represents general and administrative expenses of OptiCare Eye Health Centers and $0.3 million represents general and administrative expense of Cohen Systems, which increased as a result of the merger with OptiCare Eye Health Centers and the acquisition of Cohen Systems in 1999. In addition, $0.7 million represents increased general and administrative costs of managed care operations, primarily incurred to support the company's growth in its managed care business, and $1.4 million represents an increase in corporate and other costs associated with the company's overall growth.

         Restructuring and other one-time charges. Restructuring and other one-time charges include a restructuring charge of $2.3 million, terminated merger costs of $1.8 million and other non-recurring charges of $0.2 million in 2000. The restructuring charge was recorded to cover restructuring costs associated with the company's restructuring of its Connecticut operations, which included closing and consolidating certain facilities, reducing overhead and streamlining operations. The restructuring charge was comprised of $0.2 million of employee termination costs, $1.2 million of lease related charges, $0.8 million of fixed asset write-offs and $0.1 million of other related expenses. The terminated merger costs represent non-recurring costs associated with the merger with Vision Twenty-One, which was terminated in June 2000. The company also recorded a $0.2 million charge consisting of one-time costs related to the canceled sale of the Connecticut operations. These costs consisted primarily of professional fees and related transaction expenses.

         Depreciation. Depreciation expense increased to $2.8 million for the year ended December 31, 2000, from $1.4 million for the year ended December 31, 1999, an increase of $1.4 million. This increase is primarily due to depreciation on fixed assets acquired in connection with the mergers with OptiCare Eye Health Centers in August 1999 as well as depreciation on fixed asset purchases and leasehold improvements which were made to support the integration and growth of the company subsequent to those mergers.

         Amortization and write-off of goodwill. Amortization expense increased to $2.9 million for the year ended December 31, 2000, from $0.6 million for the year ended December 31, 1999, an increase of $2.3 million. Of this increase, $1.3 million represents a write-off of goodwill. That write-off represents the unamortized goodwill balance allocated to the managed care operations in Connecticut which were closed. The remaining increase is primarily due to the amortization of intangibles recorded in connection with the mergers with OptiCare Eye Health Centers in August 1999.

         Interest expense. Interest expense increased to $3.5 million for the year ended December 31, 2000, from $3.2 million for the year ended December 31, 1999, an increase of $0.3 million or 7.8%. The increase in interest expense is primarily due to an increase in the average interest rate associated with our bank indebtedness as well as interest costs associated with the $2.3 million of additional financing obtained from Alexander Enterprise in October 2000.

         Income (loss) from continuing operations before income taxes. Income from continuing operations before income taxes was a loss of $(11.2) million for the year ended December 31, 2000, compared to income of $0.6 million for the year ended December 31, 1999, a decrease of $11.8 million. This decrease was primarily attributed to restructuring and other one-time charges of $4.3 million, a write-off of goodwill of $1.3 million, and an increase of $2.4 million in depreciation and amortization. The remaining change is primarily due to other increases in corporate and operating expenses described above.

         Income tax expense. The company recorded income tax expense of $3.0 million for the year ended December 31,

2000. The tax expense is primarily due to the establishment of a valuation allowance against the company's deferred tax assets. The valuation was based on the uncertainty regarding the company's ability to utilize its net operating loss carryforwards.

         Loss from discontinued operations, net of tax. Discontinued operations represent the loss from PrimeVision's ophthalmology division. During 1999, the company revised its estimate of loss on those disposed operations and recorded an additional loss of $2.5 million, net of a tax benefit of $0.2 million. The disposal of these operations was substantially completed by December 31, 1999. There was no loss from discontinued operations recorded during 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The company's primary sources of liquidity are cash flows generated from operations and borrowings under its credit facility. The company's principal uses of liquidity are to provide working capital, meet debt service requirements and finance capital expenditures.

         On January 25, 2002, as more fully described below, the company completed a series of transactions which resulted in a major restructuring of its debt, equity and voting capital stock. Taking into account the impact of that restructuring, among other factors, we believe that our cash flow from operations, borrowings under our credit facility, and operating and capital lease financing will provide us with sufficient funds to finance our operations for the next 12 months.

Summary

         As of December 31, 2001, we had cash and cash equivalents of approximately $2.6 million, $17.4 million of borrowings outstanding under a term loan, and $12.3 million of advances outstanding under a revolving credit facility (which term loan and revolving credit facility were then with Bank Austria Creditanstalt Corporate Finance, Inc. and which are described in more detail below). We also had contingent exposure to Bank Austria, arising from certain rights to receive payment which we had assigned to Bank Austria totaling approximately $2.7 million; no additional borrowing capacity under our revolving credit facility; and we were in default, both as to payments and certain covenants, under our credit facility.

         In January 2002, we entered into a series of Capital Restructuring Transactions which, among other things, lowered our long-term debt by approximately $10.3 million; replaced Bank Austria as our senior secured lender with CapitalSource Finance, LLC, an asset-based lender specializing in the health care industry; enabled us to be in full compliance with the terms of the credit facility; provided us with up to $10 million of availability under our revolving credit facility; and reduced our next-12-months' debt principal payments by approximately $3.8 million. (See The Capital Restructuring Transactions, below.)

         As of March 1, 2002, we had $6.4 million outstanding under our revolving credit facility, with $1.5 million of additional availability. (Although we may borrow up to $10 million under the revolving credit facility, availability is based on the value of the collateral underlying the facility at any given time and on the amount outstanding under the facility at such time.)

Bank Austria Credit Facility

         Much of the company's debt to Bank Austria was accumulated by one of our two principal subsidiaries, PrimeVision Health, Inc., in the course of purchasing physician practices in the mid-1990s, when PrimeVision was an independent company. In August 1999, when the company was formed in a series of mergers involving PrimeVision and OptiCare Eye Health Centers, Inc., the company retained nearly all of PrimeVision's debt to Bank Austria.

         Although it was expected that a significant portion of the debt would be converted into equity through a public offering of our stock, we were only successful in completing an offering of approximately 3.6 million shares of common stock early in 2000, with proceeds of approximately $12.5 million. The proceeds of this offering were applied, in part, to reduce our debt, but a substantial portion of the debt remained. (Among the investors in this transaction was Palisade Concentrated Equity Partnership, L.P., which invested $7.0 million to acquire 2.0 million shares of our common stock.) (See Stock Offering, below.)

         The Bank Austria credit facility was comprised of a term loan of $17.4 million and up to a $12.7 million revolving credit facility, and was secured by a security interest in substantially all of the assets of the company. We were required to maintain certain financial ratios, which were calculated on a quarterly and annual basis, as part of the financial covenants set forth in the credit facility. After giving effect to the amendment discussed below, the credit facility was to terminate on June 1, 2003.

         The company's subsidiaries guaranteed payments and other obligations under the credit facility, and the company (including certain subsidiaries) granted a security interest in substantially all its assets in favor of Bank Austria. The company also pledged the capital stock of certain of its subsidiaries to Bank Austria.

         The interest rate applicable to the Bank Austria credit facility equaled the Base Rate or the Eurodollar Rate (each, as defined in the credit facility agreement with Bank Austria), as we may from time to time have elected. The Base Rate, after giving effect to the amendment discussed below, was generally the higher of: (a) the prime rate of Bank Austria for domestic commercial loans in effect on the applicable day, or (b) the federal funds rate in effect on the applicable day plus three-quarters of one percent (3/4 of 1%), which generally equals LIBOR plus 2.25%. The Eurodollar Rate has generally equaled the offered rate quoted by Bank Austria in the inter-bank Eurodollar market for U.S. dollar deposits of an aggregate amount comparable to the principal amount of the Eurodollar loan to which the quoted rate is to be applicable.

         The Bank Austria credit facility contained certain restrictions on the conduct of our business, including restrictions on incurring debt, declaring or paying any cash dividends or making any other payment or distribution on our capital stock, and creating liens on our assets. We were required to maintain certain financial covenants, including a minimum fixed charge coverage ratio, a leverage ratio, a senior leverage ratio, and an interest coverage ratio. We also were restricted from incurring capital expenditures in excess of a specified amount and were required to achieve minimum cash flows.

         The occurrence of certain events or conditions described in the credit facility constituted an "event of default," including:

         o    Failure to make payment of principal or interest when due;

         o Failure to observe or perform certain affirmative covenants and other covenants; and

         o The occurrence of a vacancy in the offices of the chief executive or chief financial officer which was not filled by a person reasonably acceptable to the lenders.

    Effective June 30, 2000, the Bank Austria credit facility was amended to provide, among other things, that: (i) the terminated merger costs associated with an unconsummated transaction with Vision Twenty-One were excluded from the calculation of the financial covenants and the company's borrowing availability;
(ii) the interest rate was increased by one-half of one percent (1/2 of 1%) to the amount set forth above; (iii) the term was reduced by one year with the termination date changing from June 1, 2004 to June 1, 2003; and (iv) we were to raise, or enter into binding commitments to raise, no less than $5.0 million by January 1, 2001, through the issuance of equity or subordinated indebtedness or other means reasonably approved by Bank Austria. Fifty percent (50%) of any capital raised through the issuance of equity or subordinated indebtedness was to be used to reduce indebtedness under the credit facility. The remainder was to be used for capital expenditures and to meet working capital requirements. In the event other means were used to raise such capital, we could be required to use all of such funds to reduce indebtedness under the Credit Facility.

Alexander Enterprise Bridge Loan

         On October 10, 2000, we obtained $2.25 million through a bridge financing arrangement with Alexander Enterprise Holdings Corp. and entered into a second amendment to the Bank Austria credit facility. Of the $2.25 million of proceeds from the bridge loan, $1.2 million was paid to Bank Austria as required by the amended credit facility and the remaining $1.1 million was used for general working capital purposes. Of the $1.2 million paid to Bank Austria, $0.3 million was applied to past due interest, $0.4 million was used to repay principal and $0.5 million was applied as a prepayment of interest.

         The bridge loan was evidenced by a secured promissory note issued to Alexander Enterprise which accrued interest at the Eurodollar Rate plus two and one-quarter percent (2-1/4%). It was to mature on June 1, 2003, the same date as the maturity of the Bank Austria credit facility. Alexander Enterprise was granted a security interest in substantially all of the assets of the company, which was junior to the security interest of Bank Austria. Alexander Enterprise and Bank Austria entered into an intercreditor agreement pursuant to which Bank Austria agreed that, in the event of a "Qualified Sale" (a sale or other disposition of collateral securing the credit facility or the bridge loan; or a principal repayment of either the credit facility or the bridge loan as a result of a bankruptcy proceeding involving the company) from which Bank Austria were to receive at least $5.0 million, then, to the extent that the proceeds from such Qualified Sale exceeded $5.0 million, such excess proceeds would be payable to Alexander Enterprise.

         On January 5, 2001, the bridge loan from Alexander Enterprise was amended and increased by $0.5 million. Funds for this addition to the bridge loan were provided by Palisade Private Concentrated Equity Partnership, LLP, a fund manager which, due to its participation in our private placement, described above, held approximately 16% of the voting stock of the company ($400,000); Dean J. Yimoyines, M.D., Chairman of the Board, Chief Executive Officer and President of the company ($50,000); and Alexander Enterprise ($50,000). Dr. Yimoyines' participation was subsequently assigned to his wife, Linda Yimoyines. The additional funding under the bridge loan was used to support our operations. In connection with the bridge loan, and amendment thereto, warrants were issued to:

         o A designee of Alexander Enterprise to purchase 2.0 million shares of our common stock at an exercise price of $1.00 and 300,000 shares at an exercise price of $0.40;

         o Palisade to purchase 400,000 shares of our common stock at an exercise price of $0.40; and

         o Dr. Yimoyines to purchase 50,000 shares of our common stock at an exercise price of $0.40.

The total estimated fair value of the warrants of $0.7 million was determined at the dates of issuance using the Black-Scholes pricing model. That value was recorded as a discount to the bridge loan and amortized to interest expense over the life of the loan.

Key Developments in 2001 Leading Toward the Capital Restructuring Transactions

         On January 2, 2001, we were unable to make the interest and principal payment then due to Bank Austria under the credit facility.

         On February 26, 2001, we entered into a Pre-Workout Agreement with Bank Austria, which established certain understandings between us, including the fact that we were in default in several respects under the terms of the credit facility. Such defaults included our failure to pay principal and interest when due and our failure to observe or perform certain affirmative and other covenants.

         On March 23, 2001, Bank Austria notified us of the occurrence of events of default under the credit facility. The bank forbid us from making any payments on account of debt junior to that of the bank, including payments due under certain seller notes representing long-term obligations of the company to certain medical practices.

         Pursuant to an understanding reached with Bank Austria shortly after receiving such notice, we engaged Morris-Anderson & Associates, Ltd., a management consulting firm, to assist us in restructuring our long-term debt. Morris-Anderson assisted us in negotiating with Bank Austria and other parties in an effort to put in place an alternative financing arrangement which would provide adequate capital support, at a manageable cost, to the company.

         On September 25, 2001, Bank Austria gave us formal notice of: (i) the occurrence of certain additional defaults under the credit facility; (ii) the immediate termination of its commitments under the loan documents; and (iii) the requirement that all amounts outstanding under the credit facility were immediately due and payable. On October 5, 2001, Alexander Enterprise declared an event of default under its bridge loan, as a result of our default under the Bank Austria credit facility.

         As of November 1, 2001, we had not made our scheduled principal payments due in 2001 under our credit facility and our arrearage with respect to such delinquent principal and interest totaled approximately $6.2 million. We owed Bank Austria a total of approximately $31.6 million, consisting of $29.7 million of principal and $1.9 million of interest. In addition, we had contingent exposure to Bank Austria in connection with approximately $2.7 million of note and services fee payments which were originally due to the company and which had been assigned to the bank. We were in default with respect to these obligations and Bank Austria had accelerated all amounts owed under the credit facility and Alexander Enterprise had accelerated all amounts due under its bridge loan. Without new financing, the company could not pay these obligations, and Bank Austria and Alexander Enterprise had the right to commence foreclosure upon the assets of the company.

         We continued to negotiate with Bank Austria and with other parties in an effort to replace the Bank Austria credit facility with another financing arrangement which would provide adequate capital support, at a manageable cost, to the company.

         In November 2001, certain letters of intent were entered into concerning a major capital restructuring of the company. Palisade reached preliminary agreement with Bank Austria concerning new terms for refinancing all of our borrowings and other direct and indirect obligations to Bank Austria. As a requirement for its participation, Palisade insisted that Dean J. Yimoyines, M.D., Chairman of the Board, Chief Executive Officer and President of the company, also make an additional substantial investment in the company.

         After carefully considering options available to the company, both management and the special committee of our board of directors concluded that, without the cash investment and other support being offered by Palisade, we would not be able to obtain substantial reduction of our debt to Bank Austria, nor would we be able to obtain the other financing needed to meet our obligations and resume our growth. Accordingly, on December 17, 2001, the company entered into a Restructure Agreement with Palisade and Dr. Yimoyines, which was amended on January 5, 2002, and on January 22, 2002.

The Capital Restructuring Transactions

         On January 25, 2002, the company (including certain of its subsidiaries) completed a series of transactions, involving terms similar to those set out in the letters of intent signed in November 2001. These transactions resulted in a major reduction in, and restructuring of, the debt described above as well as our issuance of equity and voting capital stock. The transactions included, among other things, the following:

         1. Palisade purchased, for $3.6 million in cash, 2,571,429 shares of the company's Series B 12.5% Voting Cumulative Convertible Participating Preferred Stock, par value $.001 per share, referred to as the Series B Preferred Stock, convertible into 25,714,290 shares of common stock, pursuant to the Restructure Agreement. Linda Yimoyines, wife of Dr. Yimoyines, purchased for a cash payment of $0.4 million, 285,714 shares of Series B Preferred Stock. The Series B Preferred Stock is described in more detail below.

         2. Bank Austria forgave the portion of our indebtedness to it in excess of $21.8 million and sold the loans and other obligations of the company which Bank Austria then held, including security agreements, pledges of stock by certain of our subsidiaries and guarantees of loans and other obligations, to CapitalSource Finance LLC, a Delaware limited liability company.

         3. CapitalSource, as lender, and the company, as borrower, amended and restated the terms of the indebtedness acquired by CapitalSource from Bank Austria by entering into an Amended and Restated Revolving Credit, Term Loan and Security Agreement, referred to as the Loan and Security Agreement.

         4. Palisade made a subordinated loan to us of $13.9 million, and Linda Yimoyines, wife of Dean J. Yimoyines, made a subordinated loan to us of $100,000, which loans are evidenced by senior subordinated secured notes, the terms of which are described in more detail below.

         5. In connection with providing its $13.9 million subordinated loan to the company, Palisade received warrants entitling Palisade to purchase up to 17,375,000 shares of common stock at an exercise price of $0.14 per share (subject to anti-dilution provisions). In connection with providing her $100,000 subordinated loan to the company, Ms. Yimoyines received warrants entitling her to purchase up to 125,000 shares of common stock at an exercise price of $0.14 per share (subject to anti-dilution provisions). The warrants issued to Palisade and to Ms. Yimoyines are exercisable during a ten-year period expiring January 24, 2012.

         6. In conjunction with the amendment and restatement of the credit facility, we issued 10-year warrants to CapitalSource to purchase 250,000 shares of our common stock at an exercise price of $0.14 per share, subject to adjustment for stock splits, stock dividends and similar actions, and certain anti-dilution protections.

         7. The company applied a portion of the proceeds of the Palisade loan to pay down the indebtedness under our credit facility now held by CapitalSource. After giving effect to this paydown, the balances outstanding under the credit facility as of March 1, 2002, are $3 million under the term loan and approximately $6.4 million under the revolving credit facility.

         8. Our bridge loan from Alexander Enterprise was satisfied in full, as follows:

              a. $2.5 million in cash was paid to Alexander Enterprise in full satisfaction of the principal and interest due to Alexander Enterprise under the bridge loan. Alexander Enterprise relinquished its security interest in the assets of the company and has no further claims against us. The cash was provided by the $3.6 million purchase by Palisade of Series B Preferred Stock.

              b. We satisfied our obligations to Palisade as a participant under the bridge loan by issuing to Palisade 309,170.5 shares of Series B Preferred Stock. The amount of such participation, including accrued but unpaid interest, was $432,839.

              c. We satisfied our obligations to Ms. Yimoyines as a participant under the bridge loan by issuing to Ms. Yimoyines 38,646.3 shares of Series B Preferred Stock. The amount of such participation, including accrued but unpaid interest, was $54,104.

         9. We reacquired from Bank Austria, for a cash payment of $1.35 million, certain notes and contractual rights originally issued or made to the company in connection with the company's transfers of certain medical practice assets to physicians engaged in such practices.

         10. Without further consideration, Bank Austria returned warrants previously issued to it to purchase 100,000 shares of the company's common stock; returned to the company (for retirement) 418,803 shares of Series A convertible preferred stock of the company; and returned to the company (for the company to hold as treasury stock) 56,900 shares of common stock.

         11. As of the closing of the Capital Restructuring Transactions on January 25, 2002, Palisade held (i) 2,000,000 shares of our common stock which were previously acquired, (ii) 2,880,599.5 shares of Series B Preferred Stock, immediately convertible into 28,805,995 shares of common stock, and (iii) immediately exercisable warrants to purchase up to an additional 17,775,000 shares of common stock, of which warrants to purchase 400,000 shares at $0.40 per share were previously acquired. Thus, 44,864,690 shares of our common stock (including 12,815,092 shares of common stock outstanding as of January 25, 2002 (i.e., prior to the Capital Restructuring Transactions), and 32,049,598 shares of common stock issuable upon conversion of the Series B Preferred Stock held by Palisade and Ms. Yimoyines) would be outstanding in the event that all of the shares of Series B Preferred Stock are converted. Without giving effect to any warrants, Palisade may be deemed to beneficially own 74.0% of our common stock. Giving effect to the warrants held by Palisade, Palisade may be deemed to beneficially own 81.8% of our common stock.

         Pursuant to the terms of the Restructure Agreement, we agreed that, so long as Palisade owns more than 50% of the voting power of the company, Palisade shall have the right to designate a majority of our board of directors.

    In connection with the Capital Restructuring Transactions, our stockholders approved various equity-related proposals by written consent in a solicitation process which commenced on January 4, 2002. Among those was a proposal to increase the number of shares of authorized common stock from 50,000,000 to 75,000,000. The additional authorized shares provide the availability of common stock to be issued upon conversion of the Series B Preferred Stock and exercise of the warrants which were issued to Palisade, Ms. Yimoyines and to CapitalSource.

     Subject to the reservation shares of common stock for such conversion and exercise of warrants, the additional shares will be available for issuance from time to time by the company at the discretion of the board of directors, normally without further stockholder action or notification (except as may be required for a particular transaction by applicable law, requirements of regulatory agencies or by stock exchange rules) to provide for future equity and convertible debt financings, acquisitions of property or securities of other corporations, debt conversions and exchanges, exercise of current and future options and warrants, and for issuance under our current or future employee benefit plans, stock dividends and stock splits.

The CapitalSource Credit Facility

    The amended and restated credit facility with CapitalSource is comprised of a $3 million term loan and up to a $10 million revolving credit facility. As of March 1, 2002, the balance outstanding under the term loan was $3 million and the balance outstanding under the revolving credit facility was approximately $6.4 million. On March 1, 2002, we had approximately $1.5 million of available borrowing capacity under the revolving credit facility (in excess of the approximately $6.4 million outstanding on that date).

         The principal terms of the term loan with CapitalSource are:

         o The maximum amount of the term loan is 40% of the value of our capital equipment, as determined by CapitalSource in its absolute discretion; the current balance drawn down on the term loan is $3 million.

         o The interest rate is 3.5 percentage points over the announced prime rate of Citibank, N.A., but not less than 9%.

         o Principal and interest are payable monthly, on the basis of a 15-year amortization, with payment in full of the balance due on January 25, 2004, two years from the closing of the Loan and Security Agreement.

         The principal terms of the revolving credit facility with CapitalSource are:

         o The maximum amount which may be advanced under the revolving credit facility is the lesser of (i) $10 million or (ii) 80% of eligible accounts receivable and inventory of the company, plus up to an additional $750,000. In addition, prior to April 1, 2002, the amount available will be up to 85% of eligible accounts receivable and inventory, plus an additional $750,000. If the outstanding balance as of April 1, 2002 is in excess of 80% of eligible accounts receivable and inventory, the excess must be paid down in monthly installments over the four months ending July 31, 2002.

              -- Eligible accounts receivable are accounts receivable not more than 120 days old, subject to certain cross-aging requirements, and subject to determination by CapitalSource.

              -- Eligible inventory is inventory meeting a number of detailed requirements of CapitalSource and valued at the company's cost less all discounts.

         o The interest rate on the revolving credit facility is 1.5 percentage points above the announced prime rate of Citibank, N.A., but not less than 7% per year. Interest is payable monthly in arrears.

         o All accounts receivable of the company shall be paid into lockbox accounts and immediately transferred from such lockbox accounts into a depository account maintained by CapitalSource on a daily basis.

         o The revolving credit facility expires and the outstanding balance of the revolving credit facility, together with accrued but unpaid interest, comes due in full on January 25, 2005, three years from the closing of the Loan and Security Agreement.

         With respect to both the term loan and the revolving credit facility, we must also pay a monthly "unused line fee" that equals the excess, if any, of $3,000 over all interest accrued for such month.

         The Loan and Security Agreement contains certain restrictions on the conduct of our business, including, among other things, restrictions on incurring debt, purchasing or investing in the securities of, or acquiring any other interest in, all or substantially all of the assets of any person or joint venture, declaring or paying any cash dividends or making any other payment or distribution on our capital stock, and creating or suffering liens on our assets. We are required to maintain certain financial covenants, including a minimum fixed charge ratio and to maintain a minimum net worth.

         Just as was the case with the credit facility when Bank Austria was the lender, the company's subsidiaries guarantee payments and other obligations under the credit facility and the company (including certain subsidiaries) has granted a security interest in substantially all its assets in favor of CapitalSource. The company also pledged the capital stock of certain of its subsidiaries to CapitalSource.

         The occurrence of certain events or conditions described in the Loan and Security Agreement (subject to grace periods in certain cases) constitutes an "event of default." If an event of default occurs, the entire outstanding balance of principal and interest would become immediately due and payable. Events of default include:

         o    Our failure to pay any principal or interest when due;

         o Our failure to pay any indebtedness to persons other than CapitalSource in excess of $250,000 (including amounts payable to Palisade under the note issued to Palisade);

         o Our failure to observe any covenant under the credit facility (including, e.g., the financial covenants);

         o Bankruptcy, insolvency or receivership proceedings with respect to the company;

         o Certain changes of control of the company (as defined in the Loan and Security Agreement);

         o    Our inability to pay our debts generally as they come due; and

         o The occurrence or expectation of any material adverse change with respect to the company.

The Palisade and Yimoyines Senior Subordinated Secured Loans

         Palisade made a subordinated loan to us of $13.9 million, and Ms. Yimoyines made a subordinated loan to us of $100,000, which loans are evidenced by senior subordinated secured notes. The senior subordinated secured notes issued to Palisade and to Ms. Yimoyines rank pari passu with each other. The principal terms of the notes are as follows:

         o Principal is due to be paid in 10 years (i.e., on January 25, 2012).

         o Interest is payable quarterly at the rate of 11.5%. In the first and second years, the company has the right to defer 100% and 50%, respectively, of interest to maturity by increasing the principal amount of the note by the amount of interest so deferred. In the third through tenth years, the holder of the note has the right to require the company to defer interest to maturity by increasing the principal amount of the note by the amount of interest so deferred.

         o The notes are subordinate to our indebtedness to CapitalSource and are secured by second-priority security interests in substantially all the company's assets (the first-priority security interest is held by CapitalSource).

         o Payment of principal and interest is subordinated to payment of the company's indebtedness to CapitalSource, as provided in a Subordination Agreement among Palisade, Ms. Yimoyines, CapitalSource and the company.

         o    The notes may be prepaid at any time without penalty.

         o The notes contain certain restrictions on the conduct of our business, including, among other things, restrictions on incurring debt, becoming a party to a merger, selling or transferring substantially all of the assets of the company, declaring or paying any cash dividends or making any other payment or distribution on the company's capital stock or purchasing or redeeming such stock, entering into any agreements inconsistent with the company's obligations under the notes, making any redemption or prepayment of any subordinated debt, creating or suffering liens on the company's assets, or materially changing the nature of the company's business.

         o The occurrence of certain events or conditions described in the Notes (subject to grace periods in certain cases) constitutes a "default." If a default occurs, the entire outstanding balance of principal and interest would become immediately due and payable. Such defaults include, but are not limited to:

              -- Our failure to pay any principal or interest under the notes when due;

              -- Our failure to pay any principal or interest when due with respect to the CapitalSource credit facility;

              -- Our failure to perform or comply with any obligation under the notes;

              -- Entry of a final judgment against the company, which, together with all other final judgments, exceeds in the aggregate $250,000, and which judgment is not stayed, paid or discharged; and

              -- Bankruptcy, insolvency or receivership proceedings with respect to the company.

The Series B Preferred Stock

    As more fully described in the Certificate of Designations, Rights and Preferences of the Series B 12.5% Voting Cumulative Convertible Participating Preferred Stock of the company, each share of Series B Preferred Stock:

         o Is immediately convertible into ten shares of common stock and has the voting power equivalent to ten shares of common stock, subject to certain anti-dilution adjustments.

         o    Accrues cumulative dividends at an annual rate of 12.5%.

         o    Is redeemable at any time by the company on 30 days' notice.

         o Must be redeemed in full by the company on December 31, 2008, at a price equal to the greater of:

              -- The aggregate adjusted redemption value of the Series B Preferred Stock plus accrued but unpaid dividends; or

              -- The amount the preferred stockholders would be entitled to receive if the Series B Preferred Stock plus accrued dividends were converted at that time into common stock and the company were to liquidate and distribute all of its assets to its common stockholders.

         o With respect to dividends, redemption rights, and rights on liquidation, winding up, corporate reorganization and dissolution, ranks senior to:

              --   The common stock;

              -- All other presently issued and outstanding classes and series of stock of the company; and

              -- All other classes and series of equity securities that may be authorized in the future and, by their terms, rank junior to the Series B Preferred Stock.

         o Entitles its holder to receive dividends in an amount equal to the amount of dividends that holder would receive if the share of Series B Preferred Stock had been converted into common stock.

         o Entitles its holder, in the event of any liquidation, dissolution or winding up, or merger or other business combination or acquisition transaction of the company, to be paid, out of the assets of the company available for distribution to its stockholders, before any payment is made to the holders of common stock or any other stock junior to the Series B Preferred Stock, the greater of:

              -- $1.40 per share in cash, increased from the date of original issuance of the Series B Preferred Stock to the date of payment at the rate of 12.5% per annum compounded annually, plus an amount in cash equal to all accrued but unpaid dividends at the date of such payment; or

              -- The cash or other property the holder of the Series B Preferred Stock (including all accrued but unpaid dividends) would have received had such holder converted such holder's shares of Series B Preferred Stock into common stock of the company immediately prior to such payment.

            If the company's assets are insufficient to pay the full amount payable to the holders of the Series B Preferred Stock, then such holders will share ratably in the distribution of assets.

    In conjunction with the Capital Restructuring Transactions:

         o The company adopted a by-law amendment which provides that, for so long as Palisade holds more than 50% of our voting power, the approval of the majority of the company's independent directors (as that term is defined by the American Stock Exchange) is required to, among other things:

              --   Redeem the Series B Preferred Stock;

              --   Issue any new class or series of preferred stock to Palisade;

              -- Issue a security convertible into preferred stock to Palisade;

              -- Declare or pay any dividend in cash, property or securities of the company; or

              --   Amend the special voting provision of the company's by-laws.

         o The company signed a registration rights agreement as of January 25, 2002 with Palisade, Linda Yimoyines and CapitalSource, giving
              (i) Palisade certain demand and piggy-back registration rights and
              (ii) Linda Yimoyines and Capital Source piggy-back registration rights. The company is liable for all expenses in connection with the required registrations but other participants to the registration would pay underwriting commissions and transfer taxes attributable to the securities to be sold by them.

Capitalization

         The following table sets forth the capitalization of the company as of December 31, 2001, and the pro forma capitalization as of such date, reflecting the restructuring of the company's debt and equity that closed on January 25, 2002. This table should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

                              CAPITALIZATION TABLE
                                   (Unaudited)

                                                                       AS OF DECEMBER 31, 2001
                                                                ---------------------------------------
                                                                    ACTUAL               PRO FORMA
                                                                ---------------       -----------------
                                                                        (dollars in thousands)
Long-term debt (including current portion):
     Senior debt                                                      $ 29,675                 $ 9,474
     Bridge loan, net of $453 discount (actual)                          2,297                       -
     Subordinated debt, net of $39 (actual) and
         $1,419 (pro forma) discount                                     2,394                  14,547
                                                                ---------------       -----------------
          Total long-term debt (including current portion)              34,366                  24,021
                                                                ---------------       -----------------
Series B 12.5% voting, redeemable, cumulative convertible
     participating preferred stock; $.001 par value; 3,500,000
     authorized; no shares issued or outstanding (actual);
     3,204,960 shares issued and outstanding (pro forma)                     -                   4,487
                                                                ---------------       -----------------

Stockholders' equity:
Series A convertible preferred stock; $.001 par value;
    550,000 shares authorized; 418,803 shares
    issued and outstanding (actual); none (pro forma)                        1                       -
Common stock, $.001 par value; 50,000,000 shares
    authorized 12,815,092 shares issued and outstanding
    (actual); 75,000,000 shares authorized, 12,815,092 shares
    issued, 12,758,192 shares outstanding and 56,900 shares
    held in treasury (pro forma).                                           13                      13
Additional paid-in-capital                                              60,679                  62,059
Accumulated deficit                                                   (53,711)                (48,230)
                                                                ---------------       -----------------
          Total stockholders' equity                                     6,982                  13,842
                                                                ---------------       -----------------
Total capitalization                                                  $ 41,348                $ 42,350
                                                                ===============       =================

Cash Flows from Operations

    For the year ended December 31, 2001, net cash provided by operating activities was $1.9 million while net cash used in investing activities and financing activities was $0.6 million and $0.1 million, respectively. Cash provided by operating activities primarily included $3.0 million of net income, $1.5 million of net cash provided by changes in working capital and other assets and liabilities and $5.2 million of depreciation, amortization and other non-cash charges. These changes were partially offset by a $7.8 million non-cash benefit from deferred taxes related to the reversal of the company's valuation allowance on deferred tax assets in 2001.

         Cash used in investing activities included $0.6 million of capital expenditures, primarily for use in our optometry areas. Net cash used in financing activities included $0.6 million of principal payments on debt and capital lease obligations which was partially offset by $0.5 million of additional proceeds from the company's bridge loan that was amended in January 2001.

         For the year ended December 31, 2000, the company used $3.2 million in operating activities and $1.8 million in investing activities while net cash provided by financing activities was $3.6 million. Cash used in operating activities included a $14.2 million loss from continuing operations and a $0.7 million decrease in accounts payable, accrued expenses and other liabilities. These and other changes in working capital were partially offset by $9.5 million of non-cash charges for deferred income taxes, restructuring, depreciation, amortization and write-off of goodwill. We invested $1.8 million in purchases of fixed assets in the year 2000. Fixed asset purchases were comprised of improvements to existing facilities, the purchase of equipment and the upgrade of certain information systems. The latter were incurred primarily to support the integration and growth of the company subsequent to the mergers. Cash provided by financing activities included $10.0 million of net proceeds from the sale of 3,571,429 registered shares of common stock in January 2000, $2.3 million of proceeds from a bridge loan in October 2000, and $0.8 million in advances under our revolving credit facility. Cash provided by financing activities was partially offset by approximately $9.5 million of principal payments on long-term debt.

         As of December 31, 2001, under agreement with the Texas Department of Insurance, we were required to maintain restricted investments of $250,000, thereby resulting in a restriction upon working capital. In addition, our cash flows could be negatively affected if the parties who dispute their Health Services Organization contracts continue their cessation of payments or other parties cease making payments required under the contracts. Further, in the event the company is required to utilize funds to provide cash collateral in connection with certain contractual arrangements, our cash flows could be negatively affected.

Stock Offering

         In January 2000, we completed the sale of 3,571,429 registered shares of common stock. Gross proceeds from the offering, based on the offering price of $3.50 per share, totaled $12.5 million, including the cancellation of a $2.0 million subordinated note previously issued by the company. The shares were issued under a registration statement filed with the Securities and Exchange Commission on January 18, 2000. We used $7.0 million of the net proceeds to pay down long-term debt and used the remaining proceeds for, among other things, business expansion, working capital and general corporate purposes, thereby resulting in a restriction upon our working capital.

Contractual Obligations

         The following table summarizes the company's significant contractual obligations at December 31, 2001 that impact its liquidity.

                                                   Less than                                         After 5
        (in thousands)              Total           1 Year        1 - 3 Years      3 - 5 Years        Years
                                 -------------    ------------    -------------    ------------    ------------
Long-term debt (a)                    $24,021         $ 1,758           $9,609           $  34        $ 12,620
Operating leases                       16,656           3,482            5,161           3,345           4,668
Capital Leases                            313             146              163               4               -
                                 -------------    ------------    -------------    ------------    ------------
   Total                             $ 40,990          $5,386         $ 14,933          $3,383        $ 17,288
                                 =============    ============    =============    ============    ============

(a) Contractual obligations of long-term debt include the effects of the company's Capital Restructuring Transactions that closed on January 25, 2002. Those transactions resulted in a reduction of the company's long-term debt and changed the scheduled maturities of the debt. (See also Liquidity
     - The Capital Restructuring Transactions.)

         The company's long-term debt and capital restructuring is explained in detail in Notes 10 and 19 to the consolidated financial statements. Operating leases and capital leases are explained in detail in Note 11 to the consolidated financial statements.

SIGNIFICANT RELATED PARTY TRANSACTIONS

         The company maintains a substantial number of real estate leases with various terms with related parties for properties located in Connecticut, North Carolina and Florida. Generally, the leases are for property that is used for the practice of ophthalmology, optometry, sale of eyeglasses, or other operating and administrative functions. The company believes that these leases reflect the fair market value and contain customary terms for leased commercial real estate in the geographic area where they are located.

         The company entered into a bridge loan agreement with Alexander Enterprise, Palisade Concentrated Equity Partnership, L.P., (a significant shareholder) and Dean J. Yimoyines, Chairman of the Board, Chief Executive Officer and President of the Company. The terms of the loans given by each of Palisade and Dr. Yimoyines were essentially the same as those terms offered and accepted by Alexander Enterprise, an independent third party, which were completed as an arms-length transaction. The company believes that these transactions were fair to the company as of the time they were authorized and entered into by the company.

         The company entered into a loan agreement and with Palisade and Linda Yimoyines, wife of Dr. Yimoyines, as part of an overall capital restructuring of the company. In connection with this capital restructuring, the company received an opinion given by Legg Mason Wood Walker Incorporated that the consideration received by the company in the capital restructuring was fair, from a financial point of view, to the company and its stockholders. A special committee of the board of directors, comprised of independent directors, approved the Capital Restructuring Transactions and the stockholders of the company also approved the various equity-related components of the Capital Restructuring Transactions by written consent. The company believes that the Capital Restructuring Transactions were fair to the company as of the time they were authorized and entered into by the company.

IMPACT OF INFLATION AND CHANGING PRICES

         The company's revenue is subject to pre-determined Medicare reimbursement rates which, for certain products and services, have decreased over the past three years. Decreases in Medicare reimbursement rates could have an adverse effect on our results of operations if we cannot offset these reductions through increases in revenues or decreases in operating costs. To some degree, prices for health care services and products are driven by Medicare reimbursement rates, so that our non-Medicare business is also affected by changes in Medicare reimbursement rates.

         Management believes that inflation has not had a material effect on the company's revenues for the past three years.

FORWARD-LOOKING INFORMATION AND RISK FACTORS

         The statements in this Form 10-K and elsewhere (such as in other filings by the company with the Securities and Exchange Commission, press releases, presentations by the company or its management and oral statements) that relate to matters that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1934. When used in this document and elsewhere, words such as "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may," "predict" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements include those relating to:

         o    The new financial structure for the company;

         o The continued listing of our common stock on the American Stock Exchange;

         o    Future opportunities;

         o    The outlook of customers;

         o    The reception of new services, technologies and pricing methods;

         o    Existing and potential strategic alliances;

         o The likelihood of incremental revenues offsetting expense related to new initiatives; and

         o Expected improvements in the company's financial condition as a result of the new capital structure.

    In addition, such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the company to be materially different from any future results expressed or implied by such forward-looking statements. Also, our business could be materially adversely affected and the trading price of our common stock could decline if any of the following risks and uncertainties develop into actual events. Such risk factors, uncertainties and the other factors include:

         o Changes in the regulatory environment applicable to the company's business, including health-care cost containment efforts by Medicare, Medicaid and other third-party payers;

         o    Demand and competition for the company's products and services;

         o    General economic conditions;

         o Risks related to the eye care industry, including the cost and availability of medical malpractice insurance, and adverse long-term experience with laser and other surgical vision correction;

         o Risks related to the managed care and insurance industries, including risks relating to class action litigation seeking to broaden the scope of covered services;

         o Our ability to successfully integrate and profitably manage our operations;

         o    Loss of the services of key management personnel;

         o Our ability to execute our growth strategy, without which we may not become profitable or sustain our profitability;

         o Our ability to obtain additional capital, without which our growth could be limited;

         o The fact that we have a history of losses and may incur further losses in the future;

         o The fact that if we default on our debt, our creditors could foreclose on our assets;

         o The possibility that we may not compete effectively with other eye care services companies which have more resources and experience than us;

         o    Failure to negotiate profitable capitated fee arrangements;

         o The possibility that we may have potential conflicts of interests with respect to related party transactions which could result in certain of our officers, directors and key employees having interests that differ from us and our stockholders;

         o Health care regulations or health care reform initiatives, which could materially adversely affect our business, financial condition and results of operations;

         o The fact that the nature of our business could subject us to potential malpractice, product liability and other claims;

         o The fact that managed care companies face increasing threats of private-party litigation, including class actions, over the scope of care that the managed care companies must pay for;

         o The fact that the company is dependent upon letters of credit or other forms of third party security in connection with certain of its contractual arrangements and, thus, would be adversely affected in the event it was unable to obtain such credit as needed;

         o The fact that certain parties are challenging the validity of and/or the company's compliance with Health Services Organization contracts and have ceased or may cease making payments under such contracts, jeopardizing the company's cash flow; and

         o Other risks and uncertainties discussed in this form 10-K and detailed from time to time in the company's periodic earnings releases and reports filed with the Securities and Exchange Commission.

         We undertake no obligation to publicly update or revise forward looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The company is subject to market risk from exposure to changes in interest rates based on its financing activities. The nature and amount of our indebtedness may vary as a result of future business requirements, market conditions and other factors. The extent of the company's interest rate risk is not quantifiable or predictable due to the variability of future interest rates and financing needs.

         We do not expect changes in interest rates to have a material effect on income or cash flows in the year 2002, although there can be no assurances that interest rates will not significantly change. An increase of 10% in the interest rate payable by the company would increase the annual interest expense by $0.3 million, assuming that the company's borrowing level is unchanged. We did not use derivative instruments to adjust the company's interest rate risk profile during the year ended December 31, 2001.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of the company and the reports of independent certified public accountants thereon are set forth herein beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The company had no material changes in, or disagreements with, accountants on accounting and financial disclosure in 2001 and 2000.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The information regarding directors and executive officers required by
Item 10, appearing under the caption "Election of Directors," "Executive Officers of the Company" and "Section 16(A) Beneficial Ownership Reporting Compliance" of the company's Proxy Statement for the 2002 Annual Meeting of Stockholders, is incorporated herein by reference.

         Information regarding our directors and executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).

ITEM 11. EXECUTIVE COMPENSATION

         The information required by Item 11 appearing under the caption "Executive Compensation" of the company's proxy statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" of the company's proxy statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by Item 13 appearing under the caption "Certain Relationships and Related Transactions" of the company's proxy statement for the 2002 Annual Meeting of the Stockholders is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) LIST OF FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

1.       FINANCIAL STATEMENTS:

         See the Index to Financial Statements beginning on page F-1.

2.       FINANCIAL STATEMENT SCHEDULES:

         Required schedules have been omitted because they are either not applicable or the required information has been disclosed in the consolidated financial statements or notes thereto.

3.       EXHIBITS:

         EXHIBIT   DESCRIPTION
         -------   -----------

         3.1 Certificate of Incorporation of Registrant, incorporated herein by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-KSB filed February 3, 1995.

         3.2 Certificate of Amendment of the Certificate of Incorporation, dated as of August 13, 1999, as filed with the Delaware Secretary of State on August 13, 1999, incorporated herein by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K filed on August 30, 1999.

         3.3 Amended and Restated By-laws of Registrant adopted March 27, 2000, incorporated herein by reference to Exhibit 3.3 to Registrant's Annual Report on Form 10-K filed on March 30, 2000.

         3.4 Certificate of Designation with respect to the Registrant's Series A Convertible Preferred Stock, as filed with the Delaware Secretary of State on August 13, 1999, incorporated herein by reference to Exhibit 3.2 to Registrant's Current Report on Form 8-K filed on August 30, 1999.

         3.5 Warrant agreement dated as of August 13, 1999, between the Registrant and Bank Austria Creditanstalt Corporate Finance, Inc., incorporated herein by reference to Exhibit 3.3 to the Registrant's Current Report on Form 8-K filed on August 30, 1999.

         3.6 Warrant Agreement dated as of October 10, 2000, by and between OptiCare Health Systems, Inc. and Medici Investment Corp., incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended 9/30/00,
                   Exhibit 10.14

         EXHIBIT   DESCRIPTION
         -------   -----------

         3.7 Certificate of Amendment of the Certificate of Incorporation, dated as of January 21, 2002, increasing the authorized common stock of the Company from 50,000,000 to 75,000,000 shares, incorporated herein by reference to the Registrant's Current Report on Form 8-K dated January 25, 2002, Exhibit 3.1.

         3.8 Certificate of Designation, Rights and Preferences of the Series B 12.5% Voting Cumulative Convertible Participating Preferred Stock of the Company, as filed with the Delaware Secretary of State on January 23, 2002, incorporated herein by reference to the Registrant's Current Report on Form 8-K dated January 25, 2002, Exhibit 3.2.

         3.9 Amendment No. 1 to the Amended and Restated Bylaws of OptiCare Health Systems, Inc., incorporated herein by reference to the Registrant's Current Report on Form 8-K dated January 25, 2002, Exhibit 3.3.

         4.1 Performance Stock Program, incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-4, registration no. 333-78501, first filed on May 14, 1999, as amended (the "Registration Statement 333-78501"). +

         4.2 Amended and Restated 1999 Employee Stock Purchase Plan, incorporated herein by reference to Exhibit 4.2 to Registrant's Annual Report on Form 10-K filed on March 30, 2000. +

         4.3 2000 Professional Employee Stock Purchase Plan incorporated herein by reference to Exhibit 4.3 to Registrant's Annual Report on Form 10-K filed on March 30, 2000. +

         10.7 Settlement agreement dated as of April 9, 1999, among PrimeVision Health, Inc., Dr. Allan L.M. Barker, Dr. D. Blair Harrold, Optometric Eye Care Center, P.A., Steven B. Waite, Bank Austria AG, and Bank Austria Corporate Finance, Inc., incorporated herein by reference to Exhibit 10.8 to the Registration Statement 333-78501.

         10.8 Vision care capitation agreement between OptiCare Eye Health Centers, Inc. and Blue Cross & Blue Shield of Connecticut, Inc. (and its affiliates) dated October 23, 1999, incorporated herein by reference to Exhibit 10.9 to the Registration Statement 333-78501.

         10.9 Eye care services agreement between OptiCare Eye Health Centers, Inc. and Anthem Health Plans, Inc. (d/b/a Anthem Blue Cross and Blue Shield of Connecticut), effective November 1, 1998, incorporated herein by reference to Exhibit
                   10.10 to the Registration Statement 333-78501.

         10.10 Contracting provider services agreement dated April 26, 1996, and amendment thereto dated as of January 1, 1999, between Blue Cross and Blue Shield of Connecticut, Inc., and OptiCare Eye Health Centers, Inc., incorporated herein by reference to
                   Exhibit 10.11 to the Registration Statement 333-78501.

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

         EXHIBIT   DESCRIPTION
         -------   -----------

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

         10.17 Lease agreement dated September 1, 1995 by and between French's Mill Associates, as landlord, and OptiCare Eye Health Centers, Inc. as tenant, for premises located at 87 Grandview Avenue, Waterbury, Connecticut incorporated herein by reference to Exhibit 10.17 to the Registration Statement 333-78501.

         10.18 Lease agreement dated September 30, 1997 by and between French's Mill Associates II, LLP, as landlord, and OptiCare Eye Health Center, P.C., as tenant, for premises located at 160 Robbins Street, Waterbury, Connecticut (upper level), incorporated herein by reference to Exhibit 10.18 to the Registration Statement 333-78501.

         10.19 Lease agreement dated September 1, 1995 and amendment to lease dated September 30, 1997 by and between French's Mill Associates II, LLP, as landlord, and OptiCare Eye Health Center, P.C., as tenant, for premises located at 160 Robbins Street, Waterbury, Connecticut (lower level), incorporated herein by reference to Exhibit 10.19 to the Registration Statement 333-78501.

         10.20 Lease agreement dated September 1, 1995 between O.C. Realty Associates Limited Partnership, as landlord, and OptiCare Eye Health Centers, Inc., as tenant, for premises located at 54 Park Lane, New Milford, Connecticut, incorporated herein by reference to Exhibit 10.20 to the Registration Statement 333-78501.

         10.21 Lease dated March 1, 1997 by and between D. Blair Harrold & Allan L.M. Barker d/b/a Harrold Barker Investment Co. ("HBIC"), as landlord, and Consolidated Eye Care, Inc. ("CEC"), as tenant, for premises located at 112-B Zebulon Court, Rocky Mount, North Carolina, incorporated herein by reference to Exhibit 10.12 to the Registrant's Quarterly Report on Form 10-Q filed on November 15, 1999.

         10.22 Lease dated March 1, 1997 by and betweenHBIC, as landlord, andCEC, a wholly-owned subsidiary of PrimeVision Health, Inc., as tenant, for premises located at 110 Zebulon Court, Rocky Mount, North Carolina, incorporated herein by reference to Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-Q filed on November 15, 1999.

         10.23 Lease dated March 1, 1997 by and between HBIC, as landlord, and CEC, as tenant, for premises located at 112-A Zebulon Court, Rocky Mount, North Carolina, incorporated herein by reference to Exhibit 10.14 to the Registrant's Quarterly Report on Form 10-Q filed on November 15, 1999.

         10.24 Form of health services organization agreement between PrimeVision Health, Inc. and eye care providers, incorporated herein by reference to Exhibit 10.21 to the Registration Statement 333-78501.

         EXHIBIT   DESCRIPTION
         -------   -----------

         10.25 Professional Services and Support Agreement dated December 1, 1995 between OptiCare Eye Health Centers, Inc. and OptiCare P.C., a Connecticut professional corporation, incorporated herein by reference to Exhibit 10.22 to the Registration Statement 333-78501.

         10.26 Voting Agreement, dated as of July 14, 1999, between Thomas Cooke and PrimeVision Health, Inc., incorporated herein by reference to Exhibit 10.23 to the Registration Statement 333-78501.

         10.27 Amended and Restated Loan and Security Agreement, dated as of August 13, 1999, among Consolidated Eye Care, Inc., renamed OptiCare Eye Health Network, Inc, OptiCare Eye Health Centers, Inc., and PrimeVision Health, Inc. as borrowers, the Registrant as the Parent, the lenders named therein (the "Lenders"), Bank Austria, AG (the "LC Issuer"), and Bank Austria Creditanstalt Corporate Finance, Inc., as the agent (the "Agent") (excluding schedules and other attachments thereto), incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 30, 1999.

         10.28 Guaranty dated as of August 13, 1999, among the Registrant, OptiCare Eye Health Centers, Inc., PrimeVision Health, Inc., Consolidated Eye Care, Inc., renamed OptiCare Eye Health Network, Inc., and each of the other subsidiaries and affiliates of the Registrant listed on the signature pages thereto, in favor of the Lenders, the LC Issuer and the Agent, incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on August 30, 1999.

         10.29 Security Agreement dated as of August 13, 1999, among the Registrant and the other parties listed on the signature page thereto in favor of the Agent for the benefit of the Lenders and the LC Issuer, incorporated herein by reference to
                   Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on August 30, 1999.

         10.30 Conditional Assignment and Trademark Security Agreement dated as of August 13, 1999, between the Registrant and the Agent for the benefit of the Lenders and the LC Issuer, incorporated herein by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on August 30, 1999.

         10.31 Pledge and Security Agreement, dated as of August 13, 1999, among each of the Registrant, OptiCare Eye Health Centers, Inc., PrimeVision Health, Inc., Consolidated Eye Care, Inc., renamed OptiCare Eye Health Network, Inc., and each of the other subsidiaries and affiliates of the Registrant listed on the signature pages thereto, in favor of the Agent for the benefit of the Lenders and the LC Issuer, incorporated herein by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on August 30, 1999.

         10.32 Assignment of Notes and Security Agreement, dated as of August 13, 1999, between PrimeVision Health, Inc. and the Agent, incorporated herein by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed on August 30, 1999.

         10.33 Agreement and Plan of Merger, dated as of April 12, 1999, among the Registrant (then known as "Saratoga Resources, Inc."), OptiCare Shellco Merger Corporation, Prime Shellco Merger Corporation, OptiCare Eye Health Centers, Inc., a Connecticut corporation, and PrimeVision Health, Inc., incorporated herein by reference to Exhibit 2 to the Registration Statement 333-78501.

         10.36 Stock Purchase Agreement dated October 1, 1999, among the Registrant, Stephen Cohen, Robert Airola, Gerald Mandel and Reginald Westbrook (excluding schedules

         EXHIBIT   DESCRIPTION
         -------   -----------

                   and other attachments thereto), incorporated herein by reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q filed on November 15, 1999.

         10.38 Lease dated March 1, 1997, between the Registrant as tenant and Drs. D. Blair Harrold and Allan L.M. Barker as landlord, covering premises known as 579 Cross Creek Mall, Fayetteville, N.C., incorporated herein by reference to
                   Exhibit 10.39 to the Registrant's Registration Statement on Form S-1, registration no. 333-93043, first filed on December 17, 1999, as amended ("Registration Statement 333-93043").

         10.39 Lease dated March 1, 1997, between the Registrant as tenant and Optometric Eye Care Center, P.A., as landlord, covering premises at 315-A Western Boulevard, Jacksonville, N.C., incorporated herein by reference to Exhibit 10.40 to the Registration Statement 333-93043.

         10.40 Employment agreement between the Registrant as employer and Gordon A. Bishop, dated August, 13, 1999, incorporated herein by reference to Exhibit 10.41 to the Registration Statement 333-93043. +

         10.41 Lease dated September 1, 1999, between the Registrant as tenant and Harrold-Barker Realty, as landlord, covering premises located in Rocky Mount, N.C., incorporated herein by reference to Exhibit 10.42 to the Registration Statement 333-93043.

         10.42 Professional Services and Support Agreement between the Registrant and Optometric Eye Care Center, P.A., incorporated herein by reference to Exhibit 10.43 to the Registration Statement 333-93043.

         10.44 First Amendment to Amended and Restated Loan and Security Agreement, dated as of June 30, 2000, by and among Bank Austria Creditanstalt Corporate Finance, Inc., and the Registrant, incorporated herein by reference to Exhibit 10.9 to the Registrant's Form 10-Q filed on August 14, 2000.

         10.45 Second Amendment to Amended and Restated Loan and Security Agreement, dated as of October 10, 2000, by and among the Registrant and Bank Austria Creditanstalt Corporate Finance, Inc., incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, Exhibit 10.11.

         10.47 Secured promissory note dated as of October 10, 2000, made by the Registrant to Alexander Enterprise Holdings Corp., incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, Exhibit 10.12

         10.48 Security Agreement dated as of October 10, 2000, among the Registrant, OptiCare Eye Health Centers, Inc., PrimeVision Health, Inc., Consolidated Eye Care, Inc. and each of the other subsidiaries and affiliates of the Registrant listed on the signature pages thereto, in favor of Alexander Enterprise Holdings Corp., incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, Exhibit 10.13

         10.49 Amended and Restated Secured Promissory Note issued as of October 10, 2000, by OptiCare Eye Health Centers, Inc., PrimeVision Health, Inc. and Consolidated Eye Care, Inc. to Alexander Enterprise Holdings Corp. ("Bridge Loan") , incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000,
                   Exhibit 10.49.

         EXHIBIT   DESCRIPTION
         -------   -----------

         10.50 Employment Agreement between the Registrant and Jason M. Harrold, effective July 1, 2000, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, Exhibit 10.10. +

         10.51 Pre-workout Agreement dated February 26, 2001, among Bank Austria Creditanstalt Corporate Finance, Inc. and OptiCare Eye Health Network, Inc., OptiCare Eye Health Centers, Inc., PrimeVision Health Inc., and the Registrant, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, Exhibit 10.51.

         10.52 OptiCare Directors' and Officers' Trust Agreement dated November 7, 2001, between the Registrant and Norman S. Drubner, Esq., as Trustee, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, Exhibit 10.52. +

         10.53 Agreement for Consulting Services between Morris Anderson and Associates, Ltd. and OptiCare Health Systems, Inc. dated April 16, 2001, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, Exhibit 10.53.

         10.54 Form of Warrant to purchase 2,250,000 shares of common stock issued in connection with the Secured Promissory Note issued as of October 10, 2000, by OptiCare Eye Health Centers, Inc., PrimeVision Health, Inc. and OptiCare Eye Health Network, Inc. to Medici Investment Corp., incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, Exhibit 10.54.

         10.55 Form of Warrant to purchase 300,000 shares and 2,000,000 shares of common stock issued in connection with the Amended and Restated Secured Promissory Note issued as of October 10, 2000, by OptiCare Eye Health Centers, Inc., PrimeVision Health, Inc. and OptiCare Eye Health Network, Inc. to Medici Investment Corp., incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, Exhibit 10.55.

         10.56 Form of Warrant to purchase 50,000 shares of common stock issued in connection with the Amended and Restated Secured Promissory Note issued as of October 10, 2000, by OptiCare Eye Health Centers, Inc., PrimeVision Health, Inc. and OptiCare Eye Health Network, Inc. to Dean J. Yimoyines, M.D., incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000,
                   Exhibit 10.56.

         10.57 Form of Warrant to purchase 400,000 shares of common stock issued in connection with the Amended and Restated Secured Promissory Note issued as of October 10, 2000, by OptiCare Eye Health Centers, Inc., PrimeVision Health, Inc. and OptiCare Eye Health Network, Inc. to Palisade Concentrated Equity Partnership, L.P., incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, Exhibit 10.57.

         10.58 Third Amendment to Amended and Restated Loan and Security Agreement, dated as of January 5, 2001, by and among Bank Austria Creditanstalt Corporate Finance, Inc. and OptiCare Eye Health Network, Inc., OptiCare Eye Health Centers, Inc., PrimeVision Health Inc., and the Registrant, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, Exhibit 10.58.

         10.59 Amendment to Security Agreement dated as of January 5, 2001, among the Registrant, OptiCare Eye Health Centers, Inc., PrimeVision Health, Inc., Consolidated Eye Care, Inc. and each of the other subsidiaries and affiliates of the Registrant listed on the signature pages thereto, in favor of Alexander Enterprise Holdings Corp., incorporated

         EXHIBIT   DESCRIPTION
         -------   -----------

                   herein by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, Exhibit 10.59.

         10.60 Restructure Agreement dated December 17, 2001, among Palisade Concentrated Equity Partnership, L.P., Dean J. Yimoyines, M.D. and the Company, incorporated herein by reference to the Registrant's Current Report on Form 8-K dated January 25, 2002, Exhibit 10.1.

         10.61 Amendment No. 1, dated January 5, 2002, to the Restructure Agreement dated December 17, 2001, among Palisade Concentrated Equity Partnership. L.P., Dean J. Yimoyines, M.D. and the Company, incorporated herein by reference to the Registrant's Current Report on Form 8-K dated January 25, 2002, Exhibit 10.2.

         10.62 Amendment No. 2, dated January 22, 2002, to the Restructure Agreement dated December 17, 2001, among Palisade Concentrated Equity Partnership, L.P. Dean J. Yimoyines, M.D. and the Company, incorporated herein by reference to the Registrant's Current Report on Form 8-K dated January 25, 2002, Exhibit 10.3.

         10.63 Senior Secured Subordinated Note dated January 25, 2002, in the principal sum of $13,900,000, issued by the Company to Palisade Concentrated Equity Partnership, L.P., incorporated herein by reference to the Registrant's Current Report on Form 8-K dated January 25, 2002, Exhibit 10.4.

         10.64 Senior Secured Subordinated Note dated January 25, 2002, in the principal sum of $100,000, issued by the Company to Linda Yimoyines, incorporated herein by reference to the Registrant's Current Report on Form 8-K dated January 25, 2002, Exhibit 10.5.

         10.65 Subordinated Pledge and Security Agreement dated as of January 25, 2002, by the Company (including certain of its subsidiaries) as grantor, and Palisade Concentrated Equity Partnership, L.P., as secured party and agent for the other secured party (Linda Yimoyines), securing the senior secured subordinated notes made by the Company to the secured parties dated January 25, 2002, incorporated herein by reference to the Registrant's Current Report on Form 8-K dated January 25, 2002, Exhibit 10.6.

         10.66 Form of Warrant dated January 25, 2002, issued to Palisade Concentrated Equity Partnership, L.P., for the purchase of up to 17,375,000 shares of common stock., incorporated herein by reference to the Registrant's Current Report on Form 8-K dated January 25, 2002, Exhibit 3.4.

         10.67 Form of Warrant dated January 25, 2002, issued to Linda Yimoyines, for the purchase of up to 125,000 shares of common stock, incorporated herein by reference to the Registrant's Current Report on Form 8-K dated January 25, 2002, Exhibit 3.5.

         10.68 Form of Warrant dated January 25, 2002, issued to CapitalSource Finance, LLC, for the purchase of up to 250,000 shares of common stock, incorporated herein by reference to the Registrant's Current Report on Form 8-K dated January 25, 2002, Exhibit 3.6.

         10.69 Registration Rights Agreement dated January 25, 2002, covering common stock held by Palisade, common stock issuable on conversion of the Series B Preferred Stock and exercise of the warrants issued to Palisade, Linda Yimoyines and CapitalSource Finance, L.L.C., incorporated herein by reference to the Registrant's Current Report on Form 8-K dated January 25, 2002, Exhibit 10.7.

         10.70 Subordination Agreement dated January 25, 2002, among Palisade Concentrated

         EXHIBIT   DESCRIPTION
         -------   -----------

                   Equity Partnership, L.P., Linda Yimoyines, CapitalSource Finance, L.L.C. and the Company, incorporated herein by reference to the Registrant's Current Report on Form 8-K dated January 25, 2002, Exhibit 10.8.

         10.71 Amended and Restated Revolving Credit, Term Loan and Security Agreement dated as of January 25, 2002, between CapitalSource Finance, L.L.C. and the Company, including Annex I, Financial Covenants, and Appendix I, Definitions, incorporated herein by reference to the Registrant's Current Report on Form 8-K dated January 25, 2002, Exhibit 10.9.

         10.72 Reassignment of Rights to Payments under Services Agreements, Physician Notes and Physician Security Agreements, between Bank Austria Creditanstalt Corporate Finance, Inc., and the Company, dated January 25, 2002, incorporated herein by reference to the Registrant's Current Report on Form 8-K dated January 25, 2002, Exhibit 10.10.

         10.73 Assignment and Assumption Agreement dated January 25, 2002, between Bank Austria Creditanstalt Corporate Finance, Inc., and CapitalSource Finance, L.L.C., incorporated herein by reference to the Registrant's Current Report on Form 8-K dated January 25, 2002, Exhibit 10.11.

         10.74 OptiCare Directors' & Officers' Tail Policy Trust dated January 10, 2002, between the Registrant and Norman S. Drubner, Esq.,as trustee. * +

         10.75 Employment Agreement dated as of September 1, 2001, between the Registrant and William Blaskiewicz, incorporated herein by reference to Exhibit 10.21 of the Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2001.+

         16.1 Letter of Hein & Associates LLP regarding Change in Certifying Accountants, incorporated herein by reference to
                   Exhibit 16 of the Amendment No. 1 filed April 6, 1999, of Registrant's Current Report on Form 8-K dated March 29, 1999.

         16.2 Letter of Ernst & Young LLP regarding Change in Certifying Accountants, incorporated herein by reference to Exhibit 16 of the Amendment No. 2 filed September 17, 1999, of Registrant's Current Report on Form 8-K dated August 13, 1999.

         21 List of Subsidiaries of the Registrant, incorporated herein by reference to Exhibit 21 to the Registration Statement 333-93043.

         23 Consent of Deloitte & Touche regarding its report on the company's financial statements as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001. *

*  Filed herewith.
+  Management or compensatory plan.

(b)      REPORTS ON FORM 8-K

         The registrant did not file any reports on Form 8-K during the calendar quarter ended December 31, 2001.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       OPTICARE HEALTH SYSTEMS, INC.

Date:  March 27, 2002                  By: /s/ Dean J. Yimoyines
                                           -------------------------------------
                                           Dean J. Yimoyines, M.D.
                                           Chairman of the Board,
                                           Chief Executive Officer and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                    TITLE                                DATE
---------                    -----                                ----

/s/ Dean J. Yimoyines        Director, Chairman of the Board,     March 27, 2002
--------------------------   Chief Executive Officer and
Dean J. Yimoyines, M.D.      President (Principal Executive
                             Officer)

/s/ William A. Blaskiewicz   Vice President and Chief Financial   March 27, 2002
--------------------------   Officer (Principal Financial and
William A. Blaskiewicz       Accounting Officer)

/s/ Eric J. Bertrand         Director                             March 27, 2002
--------------------------
Eric J. Bertrand

/s/ Norman S. Drubner        Director                             March 27, 2002
--------------------------
Norman S. Drubner, Esq.

/s/ Mark S. Hoffman          Director                             March 27, 2002
--------------------------
Mark Hoffman

/s/ Melvin Meskin            Director                             March 27, 2002
--------------------------
Melvin Meskin

/s/ Frederick A. Rice        Director                             March 27, 2002
--------------------------
Frederick A. Rice

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Auditors                                                                                       F-2

Consolidated Balance Sheets as of December 31, 2001 and 2000                                                         F-3

Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999                           F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999                           F-5

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000
   and 1999                                                                                                          F-6

Notes to Consolidated Financial Statements                                                                           F-7

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
OptiCare Health Systems, Inc.
Waterbury, Connecticut

We have audited the accompanying consolidated balance sheets of OptiCare Health Systems, Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of OptiCare Health Systems, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Hartford, Connecticut
March 22, 2002

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                               DECEMBER 31,
                                                                                      -------------------------------
                                                                                          2001             2000
                                                                                      -------------    --------------
     ASSETS
     CURRENT ASSETS:
        Cash and cash equivalents                                                         $  2,568          $  1,445
        Accounts receivable, net                                                             7,823             9,548
        Inventories                                                                          3,046             3,113
        Deferred income taxes, current                                                       6,000                 -
        Other current assets                                                                   704               807
                                                                                      -------------    --------------
            TOTAL CURRENT ASSETS                                                            20,141            14,913

     Property and equipment, net                                                             6,292             8,222
     Deferred debt issuance costs, net                                                         706               971
     Intangible assets, net                                                                 28,655            30,082
     Deferred income taxes, non-current                                                      1,800                 -
     Other assets                                                                            1,706             1,325
                                                                                      -------------    --------------
             TOTAL ASSETS                                                                 $ 59,300          $ 55,513
                                                                                      =============    ==============

     LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES:
        Accounts payable                                                                   $ 4,588          $  5,798
        Claims payable and IBNR                                                              3,398             3,703
        Accrued salaries and related expenses                                                2,475             2,062
        Accrued expenses                                                                     3,047             3,758
        Current portion of long-term debt                                                    1,758            32,992
        Current portion of capital lease obligations                                           146               120
        Other current liabilities                                                            1,274             1,021
                                                                                      -------------    --------------
             TOTAL CURRENT LIABILITIES                                                      16,686            49,454

     Long-term debt, less current portion                                                   32,608             1,222
     Capital lease obligations, less current portion                                           167               268
     Other liabilities                                                                       2,857               692
                                                                                      -------------    --------------
            TOTAL LIABILITIES                                                               52,318            51,636

     COMMITMENTS AND CONTINGENCIES  (Notes 10, 11,  and 17)

     STOCKHOLDERS' EQUITY:

     Series A Convertible Preferred Stock, $.001 par value, 550,000 shares
        authorized; 418,803 shares issued and outstanding                                        1                 1
     Common Stock, $0.001 par value; 50,000,000 shares authorized; 12,815,092 and 12,747,324 shares outstanding at December 31, 2001 and 2000,
        respectively                                                                            13                13
     Additional paid-in-capital                                                             60,679            60,554
     Accumulated deficit                                                                  (53,711)          (56,691)
                                                                                      -------------    --------------
              TOTAL STOCKHOLDERS' EQUITY                                                     6,982             3,877
                                                                                      -------------    --------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $59,300          $ 55,513
                                                                                      =============    ==============

                 See notes to consolidated financial statements

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                  YEAR ENDED DECEMBER 31,
                                                                       ----------------------------------------------
                                                                          2001              2000            1999
                                                                       ------------     -------------    ------------
     NET REVENUES:
        Managed care                                                      $ 28,214         $  35,745       $  24,425
        Product sales                                                       55,232            60,701          56,053
        Other services                                                      29,037            31,437          14,155
                                                                       ------------     -------------    ------------
             Total net revenues                                            112,483           127,883          94,633
                                                                       ------------     -------------    ------------

     OPERATING EXPENSES:
        Medical claims expense                                              22,191            29,663          19,545
        Cost of product sales                                               35,029            38,685          40,420
        Cost of services                                                    15,067            15,757           6,003
        Selling, general and administrative                                 37,089            41,392          22,764
        Restructuring and one-time charges                                   1,017             4,346               -
        Depreciation                                                         2,491             2,842           1,408
        Amortization and write-off of goodwill                               1,427             2,888             605
        Interest                                                             3,022             3,500           3,248
                                                                       ------------     -------------    ------------
             Total operating expenses                                      117,333           139,073          93,993
                                                                       ------------     -------------    ------------

     INCOME (LOSS) FROM CONTINUING OPERATIONS
        BEFORE INCOME TAXES                                                (4,850)          (11,190)             640

     Income tax expense (benefit)                                          (7,830)             2,981             289
                                                                       ------------     -------------    ------------
     INCOME (LOSS) FROM CONTINUING OPERATIONS                                2,980          (14,171)             351

     (Loss) from disposal of discontinued operations, net of tax                 -                 -         (2,317)
                                                                       ------------     -------------
                                                                                                         ------------
     NET INCOME (LOSS)                                                    $  2,980         $(14,171)       $ (1,966)
                                                                       ============     =============    ============

     INCOME (LOSS) PER SHARE:

     Income (loss) per share from continuing operations - basic
         and diluted                                                      $   0.23         $  (1.15)       $  (0.05)
                                                                       ============     =============    ============

     Net income (loss) per share - basic and diluted                      $   0.23         $ ( 1.15)       $  (0.54)
                                                                       ============     =============    ============

     Shares used in computing income (loss) per share:

         Basic                                                          12,795,433        12,354,494       4,776,501
                                                                       ============     =============    ============
         Diluted                                                        13,214,236        12,354,494       4,776,501
                                                                       ============     =============    ============

                 See notes to consolidated financial statements.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                             ---------------------------------------
                                                                                2001           2000          1999
                                                                             -----------    -----------   -----------
OPERATING ACTIVITIES:
   Net income (loss)                                                            $ 2,980      $(14,171)    $  (1,966)
   Less:  net (loss) from discontinued operations                                     -              -       (2,317)
                                                                             -----------    -----------   -----------
   Net income (loss) from continuing operations                                   2,980       (14,171)           351
   Adjustments to reconcile net income (loss) from continuing operations to net cash (used in) provided by operating activities:
    Depreciation                                                                  2,491          2,842         1,408
    Amortization and write-off of goodwill                                        1,427          2,888           605
    Deferred income taxes                                                       (7,800)          3,015         (102)
    Bad debt expense                                                                498            446           216
    Loss on disposals of fixed assets                                                73              -             -
    Non-cash restructuring charges                                                    -            782             -
    Non-cash interest expense                                                       556            351             -
    Other non-cash charges                                                          112            108             -
    Changes in operating assets and liabilities (excluding the effects of acquired businesses):
       Accounts receivable                                                        1,227            563         (133)
       Inventories                                                                   67           (84)           222
       Other assets                                                               (382)            730           625
       Accounts payable and accrued expenses                                    (1,813)          (681)         (962)
      Other liabilities                                                           2,446           (27)         (834)
   Cash provided by (used in) discontinued operations                                 -              -       (1,749)
                                                                             -----------    -----------   -----------
Net cash provided by (used in) operating activities                               1,882        (3,238)         (353)
                                                                             -----------    -----------   -----------

INVESTING ACTIVITIES:
    Purchases of property and equipment                                           (623)        (1,806)       (1,871)
    Cash acquired in mergers                                                          -              -           640
    Cash received from discontinued operations disposals                              -              -         5,685
    Cash used for acquisitions and related expenses                                   -              -       (5,637)
                                                                             -----------    -----------   -----------
Net cash (used in) investing activities                                           (623)        (1,806)       (1,183)
                                                                             -----------    -----------   -----------

FINANCING ACTIVITIES:
    Proceeds from long-term debt                                                    500          3,050        32,998
    Proceeds from issuance of common stock                                            9         10,135             -
    Payments on long-term debt                                                    (515)        (9,481)      (34,173)
    Payment of financing costs                                                        -              -         (185)
    Payments on capital lease obligations                                         (130)          (136)         (139)
                                                                             -----------    -----------   -----------
Net cash provided by (used in) financing activities                               (136)          3,568       (1,499)
                                                                             -----------    -----------   -----------
Increase (decrease) in cash and cash equivalents                                  1,123        (1,476)       (3,035)
Cash and cash equivalents at beginning of year                                    1,445          2,921         5,956
                                                                             -----------    -----------   -----------
Cash and cash equivalents at end of year                                        $ 2,568        $ 1,445       $ 2,921
                                                                             ===========    ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                                           $  432        $ 3,029       $ 4,332
Cash paid (received) for income taxes                                           $ (109)        $ (861)       $ 1,496
Assets of discontinued operations assumed by bank as a reduction of debt              -              -       $ 7,818

                 See notes to consolidated financial statements.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                 RETAINED
                                    PREFERRED STOCK           COMMON STOCK        ADDITIONAL     EARNINGS
                                 ----------------------  ------------------------  PAID-IN     (ACCUMULATED
                                   SHARES      AMOUNT      SHARES       AMOUNT     CAPITAL       DEFICIT)       TOTAL
                                 ------------ ---------  ------------ ----------- ----------- --------------- -----------
Balance at December 31, 1998              --        --     2,325,125       $   2     $ 5,862      $ (40,554)   $(34,690)
  Preferred stock dividend                                                             (600)                       (600)
  Exercise of warrants                                        69,124
  Issuance of common stock
     to bank as financing fees                               156,900                     960                        960
  Issuance of warrants to bank
     as financing fees                                                                   179                        179
  Issuance of preferred stock
     to bank to reduce debt        418,803       $   1                                 2,449                      2,450
  Exchange of redeemable
     preferred stock                                         638,060           1       3,799                      3,800
  New Administrative Services
     Agreement                                               873,903           1       5,352                      5,353
  Issuance of common stock                                   324,838                   1,998                      1,998
  Saratoga merger                                            225,000                     130                        130
  OptiCare merger                                          4,249,675           5      26,866                     26,871
  Fractional shares                                            (497)                    (11)                       (11)
  Cohen Systems, Inc. purchase                               110,000                     800                        800
  Net loss for 1999                                                                                  (1,966)    (1,966)
                                 ------------ ---------   ----------- ----------- ----------- --------------- ----------
Balance at December 31, 1999       418,803       $   1     8,972,128       $   9    $ 47,784      $ (42,520)    $ 5,274
  Sale of registered shares                                3,571,429           4      11,963                     11,967
  Exercise of options                                         35,209                      89                         89
  Issuance of common stock
    under employee stock
    purchase plan                                            105,808                      79                         79
  Issuance of common stock                                    62,750                      86                         86
  Issuance of warrants                                                                   553                        553
  Net loss for 2000                                                                                 (14,171)   (14,171)
                                 ------------ ---------   ----------- ----------- ----------- --------------- ----------
Balance at December 31, 2000       418,803       $   1    12,747,324       $  13    $ 60,554      $ (56,691)  $  3,877
  Issuance of common stock
    under employee stock
    purchase plan                                             33,458                       9                          9
  Issuance of common stock                                    34,310                       8                          8
  Issuance of warrants                                                                   108                        108
  Net income for 2001                                                                                  2,980      2,980
                                 ------------ ---------   ----------- ----------- ----------- --------------- ----------
Balance at December 31, 2001       418,803       $   1    12,815,092       $  13    $ 60,679       $(53,711)  $   6,982
                                 ============ =========   =========== =========== =========== =============== ==========

                 See notes to consolidated financial statements.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.       ORGANIZATION AND BASIS OF PRESENTATION

    OptiCare Health Systems, Inc. and subsidiaries (the "Company") is an integrated eye care services company focused on providing managed care and professional eye care services. The Company operates in three distinct segments of the eye care market:

     o The Managed Care Division contracts with insurers, managed care plans and other third party payors to manage claims payment administration of eye health benefits for those contracting parties.

     o The Professional Services Division provides laser and ambulatory surgery facilities; develops and sells integrated practice management systems, including internet-based software solutions; and provides support services to eye care professionals.

     o The Integrated Services Division owns, operates and/or contracts with integrated eye health centers and professional optometric practices in Connecticut and North Carolina, and provides wholesale buying services to eye care professionals nationwide.

    For both the integrated eye health centers and professional optometric practices, the Company contracts with professional corporations--OptiCare, P.C., and Optometric Eye Care Center, P.A.--which employ ophthalmologists and optometrists to provide surgical, medical, optometric and other professional services to patients.

    The Company's current form is the result of two mergers (collectively the "Merger") completed on August 13, 1999 by and among Saratoga Resources, Inc. ("Saratoga"), a Delaware corporation, PrimeVision Health, Inc. ("Prime") and OptiCare Eye Health Centers, Inc. ("OptiCare"). In this transaction Prime merged with Saratoga through a reverse acquisition by Prime of Saratoga (the "Prime Merger") whereby Prime acquired Saratoga at book value with no purchase accounting adjustments. Upon consummation of the Prime Merger, each share of Prime common stock was converted into the right to receive 0.3138 shares of Common Stock of the Company. Immediately following the Prime Merger, OptiCare was acquired by Prime (the "OptiCare Merger"). Upon consummation of the OptiCare Merger, each share of OptiCare capital stock was converted into the right to receive 11.7364 shares of common stock of the Company or a total of 4,249,675 shares.

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

NEW CAPITAL STRUCTURE

    On January 25, 2002, the Company closed a series of transactions which resulted in a major restructuring of its debt, equity and voting capital stock. These transactions resulted in a significant reduction of the Company's long-term debt (See Note 19 - "Subsequent Events").

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and OptiCare P.C. and Optometric Eye Care Centers P.A. All intercompany accounts and transactions have been eliminated in consolidation.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

MANAGED CARE REVENUE

     The Company provides vision care services, through its managed vision care business, as a preferred provider to HMOs, PPOs, third party administrators and insurance indemnity programs. The contractual arrangements with these entities operate under capitated programs, exclusive and non-exclusive fee-for-service agreements, preferred provider arrangements and other exclusive arrangements. Capitation payments are accrued when they are due under the related contracts at the agreed-upon per-member, per-month rates. Revenue from non-capitated services is recognized when the services are provided and the Company's customers are obligated to pay for such services.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

PRODUCT SALES REVENUE

     The Company recognizes revenue on product sales at the time of delivery to the customer. Product sales revenue includes sales of optical products to customers through the retail optometry centers that the Company manages and to affiliated and non-affiliated ophthalmologists and optometrists through the Company's buying group. The buying group negotiates volume buying discounts with optical product suppliers. Products sold through the buying group are shipped directly to the buying group's customers from the supplier. The Company bills the customer and bears the credit risk. All sales to affiliated ophthalmologists and optometrists are eliminated in consolidation.

SERVICES REVENUE

    The Company (through its affiliated professional corporation and professional association) provides comprehensive eye care services to consumers, including medical and surgical treatment of eye diseases and disorders by ophthalmologists, and vision measuring and non-surgical correction services by optometrists. The Company also charges a fee for providing the use of its ambulatory surgery center to professionals for surgical procedures. The Company's ophthalmic, optometric and ambulatory surgery center services are recorded at established rates reduced by an estimate for contractual allowances and doubtful accounts. Contractual allowances arise due to the terms of certain reimbursement contracts with third-party payors that provide for payments to the Company at amounts different from its established rates. The contractual allowance represents the difference between the charges at established rates and estimated recoverable amounts and is recognized in the period the services are rendered. The contractual allowance recorded is estimated based on an analysis of collection experience in relation to amounts billed and other relevant information. Any differences between estimated contractual adjustments and actual final settlements under reimbursement contracts are recognized as contractual adjustments in the period of final settlements.

    The Company's Health Services Organization ("HSO") provides marketing, managed care and other administrative services to individual ophthalmology and optometry practices. HSO revenue is recognized monthly at a contractually agreed upon fee, based on a percentage of cash collections by the HSO practices.

    The Company sells and installs software systems that support eye health practice management to optometry practices, retail optical locations and manufacturing laboratories. Revenue associated with sales of software systems is recognized upon delivery and acceptance by the customer.

MEDICAL CLAIMS EXPENSE

     Claims expense is recorded as provider services are rendered and includes an estimate for claims incurred but not reported.

         Reserves for estimated insurance losses are determined on a case by case basis for reported claims, and on estimates based on company experience for loss adjustment expenses and incurred but not reported claims. These liabilities give effect to trends in claims severity and other factors which may vary as the losses are ultimately settled. The Company's management believes that the estimates of the reserves for losses and loss adjustment expenses are reasonable; however, there is considerable variability inherent in the reserve estimates. These estimates are continually reviewed and, as adjustments to these liabilities become necessary, such adjustments are reflected in current operations in the period of the adjustment.

COST OF PRODUCT SALES

     Cost of product sales is comprised of optical products including eyeglasses, contact lenses and other optical goods.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

COST OF SERVICES

     Cost of services represents the direct costs associated with services revenue. These costs are primarily comprised of medical and other service provider wages, as well as medical and other supplies and costs incidental to other services revenue.

MALPRACTICE CLAIMS

     The Company purchases insurance to cover medical malpractice claims. There are known claims and incidents as well as potential claims from unknown incidents that may be asserted from past services provided. Management believes that these claims, if asserted, would be settled within the limits of insurance coverage.

INSURANCE OPERATIONS

         The Company's managed vision care business includes a wholly-owned subsidiary which is a licensed single service HMO in Texas (the "Texas HMO"). The Texas HMO is subject to regulation and supervision by the Texas Department of Insurance, which has broad administrative powers relating to standards of solvency, minimum capital and surplus requirements, maintenance of required reserves, payments of dividends, statutory accounting and reporting practices, and other financial and operational matters. The Texas Department of Insurance requires that stipulated amounts of paid-in-capital and surplus be maintained at all times. Dividends payable by the Texas HMO to the Company are generally limited to the lesser of 10% of statutory-basis capital and surplus or net income of the preceding year excluding realized capital gains.

         Under the Company's agreement with the Texas Department of Insurance, the Company was required to pledge investments of $250 and $500 at December 31, 2001 and 2000, respectively.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, as amended, "Disclosures about Fair Value of Financial Instruments," requires the disclosure of fair value information for certain assets and liabilities, whether or not recorded in the balance sheet, for which it is practicable to estimate that value. The Company has the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and long-term debt. The Company considers the carrying

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

amount of these items to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization or their current market rate of interest.

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

RECENT PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which the Company adopted effective January 1, 2001. SFAS No. 133 requires that the Company record all derivatives on the balance sheet at fair value. The adoption did not have a material effect on consolidated results of operations or financial position of the Company.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests-method. The adoption of SFAS No. 141 did not have a material effect on consolidated results of operations or financial position of the Company.

         In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. Application of the non-amortization provisions of SFAS No. 142 for goodwill is expected to result in an increase in operating income of approximately $1.0 million in 2002. The Company is currently assessing, but has not yet determined, the impact of SFAS No. 142 on its consolidated financial position and results of operations.

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

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3.       MERGERS AND ACQUISITIONS

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

    Assuming the Mergers and Cohen Acquisition had closed effective January 1, 1999, the Company's pro forma net revenue, loss from continuing operations and net loss for the year ended December 31, 1999 would have been $129,624, $1,359, and $3,676, respectively. The pro forma basic and diluted loss per common share from continuing operations would have been $0.15 and the pro forma basic and diluted net loss per share would have been $0.41. The unaudited pro forma information presented above is for informational purposes only and is not necessarily indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented, nor is it intended to be a projection of future results.

4.       RESTRUCTURING AND OTHER ONE-TIME CHARGES

DEBT AND EQUITY RESTRUCTURING

         In the fourth quarter of 2001, the Company recorded approximately $1,017 of professional fees, primarily legal and work-out related non-deferrable costs, associated with the restructure of the Company's long-term debt.

OPERATIONS RESTRUCTING

    In the fourth quarter of 2000, the Company recorded $2,306 of restructuring charges and $230 of charges related to the canceled sale of the Connecticut operations. The Company's restructuring plans included closing and consolidating facilities, reducing overhead and streamlining operations and were completed in 2001. The restructuring charge in 2000 of $2,306 was comprised of $242 of employee termination costs for six employees, $1,160 of lease related charges, $782 of fixed asset write-offs and $122 of other related expenses.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

    During the year ended December 31, 2000, the restructuring liability was reduced by $1,074, of which $292 represented cash payments and $782 were non-cash related charges from the write-off of assets related to facilities that were closed as part of its restructuring activities. During the year ended December 31, 2001, $436 was charged against the restructuring accrual, representing primarily severance and lease related charges on vacant facilities that were closed as part of the Company's restructuring activities. The remaining restructuring liability at December 31, 2001 of $796 principally relates to lease obligations on excess office space that is not expected to be utilized over the terms of the remaining leases.

TERMINATED MERGER

    In June 2000, the Company terminated a merger agreement it had entered into in February 2000 with Vision Twenty-One, Inc. The Company recorded a charge of $1,810 of merger related costs, primarily professional fees, associated with the terminated merger with Vision Twenty-One.

5.       DISCONTINUED OPERATIONS

         On December 15, 1998, in recognition of significant losses and the fact that the physician practice management business model as operated by the Company had been largely unsuccessful, the Company's Board of Directors decided to reorganize and dispose of its ophthalmology operations. The disposal of these operations continued in 1999 through the cancellation of the administrative service agreements with affiliated ophthalmologists and the repurchase of practice assets by the physicians. During the three months ended June 30, 1999, the Company revised its estimate of loss on the disposal of its ophthalmology operations and accordingly recorded an additional loss of $2,317 net of tax of $212. Net loss per share from discontinued operations was $0.49 for the year ended December 31, 1999.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

6.       SEGMENT INFORMATION

    The Company currently manages the operations of the business through three operating segments: (1) Managed Care Services (2) Professional Services and (3) Other Integrated Services.

    Management assesses the performance of its segments based on income before income taxes, interest expense, depreciation and amortization, and other corporate overhead. Summarized financial information, by segment, for the years ended December 31, 2001, 2000 and 1999 is as follows:


                                                                             YEAR ENDED DECEMBER 31,
                                                                  -----------------------------------------------
                                                                      2001             2000             1999
                                                                  -------------    --------------    ------------
     Revenues:

          Managed care services                                       $ 28,988          $ 38,260        $ 25,150
          Professional services                                          6,934             8,256           4,061
          Other integrated services                                     90,548            95,265          78,227
                                                                  -------------    --------------    ------------
             Segment totals                                            126,470           141,781         107,438
          Elimination of inter-segment revenues                       (13,987)          (13,898)        (12,805)
                                                                  -------------    --------------    ------------
          Total net revenue                                          $ 112,483         $ 127,883        $ 94,633
                                                                  =============    ==============    ============

     Income (loss) from continuing operations before tax:

          Managed care services                                        $ 2,018           $ 1,644         $ 1,723
          Professional services                                          1,663             1,936           2,080
          Other integrated services                                      2,184             2,031           2,985
                                                                  -------------    --------------    ------------
             Segment totals                                              5,865             5,611           6,788
          Depreciation                                                 (2,491)           (2,842)         (1,408)
          Amortization and write-off of goodwill                       (1,427)           (2,888)           (605)
          Interest expense                                             (3,022)           (3,500)         (3,248)
          Restructuring and other one-time charges                     (1,017)           (4,346)               -
          Corporate                                                    (2,758)           (3,225)           (887)
                                                                  -------------    --------------    ------------
     Income (loss) from continuing operations before tax              $(4,850)        $ (11,190)          $  640
                                                                  =============    ==============    ============

     Assets:

           Managed care services                                       $ 2,906           $ 3,849         $ 7,564
           Professional services                                         2,902             2,945             919
           Other integrated services                                    12,221            14,803          14,409
                                                                  -------------    --------------    ------------
              Segment totals                                            18,029            21,597          22,892
           Intangibles                                                  28,655            30,082          32,443
           Corporate, cash and other                                    12,616             3,834          11,405
                                                                  -------------    --------------    ------------
               Total                                                   $59,300           $55,513         $66,740
                                                                  =============    ==============    ============

     Capital expenditures:

           Managed care services                                         $  25            $  198          $  294
           Professional services                                            57               246               -
           Other integrated services                                       428               574           1,504
                                                                  -------------    --------------    ------------
                Segment totals                                             510             1,018           1,798
            Corporate                                                      113               788              73
                                                                  -------------    --------------    ------------
                Total                                                   $  623           $ 1,806         $ 1,871
                                                                  =============    ==============    ============

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

7.       RECEIVABLES

Activity in the allowance for doubtful accounts consisted of the following for the years ended December 31:

                                                        2001             2000           1999
                                                     -----------      -----------    ------------
     Balance at beginning of period                       $ 681            $ 626           $ 218
     Allowances of acquired companies                         -                -             298
     Additions charged to expense                           498              446             216
     Deductions                                           (558)            (391)           (106)
                                                     -----------      -----------    ------------
     Balance at end of period                             $ 621            $ 681           $ 626
                                                     ===========      ===========    ============



8.       PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                        DECEMBER 31,
                                                               --------------------------------
                                                                   2001               2000
                                                               -------------      -------------
     Leasehold improvements                                         $ 4,082            $ 3,962
     Furniture and equipment                                          7,726              7,893
     Computer hardware and software                                   4,066              3,969
                                                               -------------      -------------
     Total                                                           15,874             15,824
     Accumulated depreciation and amortization                      (9,582)            (7,602)
                                                               -------------      -------------
     Property and equipment, net                                    $ 6,292            $ 8,222
                                                               =============      =============




9.       INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                                        DECEMBER 31,
                                                               --------------------------------
                                                                   2001               2000
                                                               -------------      -------------
     Goodwill                                                      $ 23,340           $ 23,340
     Administrative services agreement                                7,123              7,123
     Other                                                            2,411              2,411
                                                               -------------      -------------
     Total                                                           32,874             32,874
     Accumulated amortization                                       (4,219)            (2,792)
                                                               -------------      -------------
     Intangible assets, net                                        $ 28,655           $ 30,082
                                                               =============      =============

    In the fourth quarter of 2000, the Company recorded a $1,341 write-off of goodwill that was charged to amortization expense. That write-off represents the unamortized goodwill balance allocated to the managed care operations in Connecticut, which were closed.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

10.      LONG-TERM DEBT  (See also Note 19  - "Subsequent Events")

The details of the Company's long-term debt at December 31, 2001 and 2000 are as follows:

                                                                                       2001             2000
                                                                                   -------------     -----------
    Term note payable to bank in quarterly principal amounts.  The final principal payment is payable for the outstanding principal balance and is due and payable on June 1, 2003.  The interest rate equals the base rate or the eurodollar rate, which was 4.25% at December 31, 2001.  The term note is
      collateralized by substantially all assets of the Company.   (Restructured
      in January 2002)                                                                  $17,375       $ 17, 375

    Revolving credit note to bank, due June 1, 2003, interest payable at the base rate or the eurodollar rate and is collateralized by
       substantially all assets of the Company. (Restructured in January 2002)           12,300          12,300

    Promissory note payable due June 1, 2003.  The interest rate is equal to the eurodollar rate , which was equivalent to 4.25% at December 31, 2001. The note is collateralized by substantially all assets of the Company.
        (Restructured in January 2002)                                                    2,750           2,250

    Promissory notes payable due at various dates between 2001 and 2005.
        Principal and interest payments are due monthly or annually.  Interest
        Is payable at rates ranging from 5.5% to 9.0%                                     1,953           2,158

    Note payable from practice acquisition due in annual installments of $240 plus interest at 7.0% per year, through October 2003, collateralized
        by specific assets of the Company.                                                  480             720

    Other notes payable due through September 2001                                            -              69

    Unamortized discounts                                                                 (492)           (658)
                                                                                   -------------     -----------
    Total                                                                                34,366          34,214

    Less current portion                                                                  1,758          32,992
                                                                                   -------------     -----------
                                                                                        $32,608          $1,222
                                                                                   =============     ===========

    The following represents maturities of long-term debt by year and in the aggregate:

               2002                                              $ 1,758
               2003                                                3,101
               2004                                                6,508
               2005                                                   34
               2006                                                    -
               Thereafter                                         12,620
               Reduction of debt in 2002 from
                  debt restructuring (see Note 19)                10,345
                                                         ----------------
                                                                $ 34,366
                                                         ================

    In August 1999, in connection with the Merger, the Company entered into a new loan agreement (the "Credit Facility") with Bank Austria. The Credit Facility made available to the Company a $21,500 term loan and up to a $12,700 revolving loan facility secured by a security interest in substantially all of the assets of the Company. The outstanding borrowings under the revolving loan facility and the term loan are individually and collectively limited to specific available borrowing base amounts, as defined in the agreement. The interest rate applicable to the credit facility equals the base rate or the eurodollar rate (each as defined in the Credit Facility), as the Company may from time to time elect, in accordance with the provisions of the Credit Facility. The base rate is generally the higher of the prime rate for domestic commercial loans in effect on such applicable day, or the federal funds rate in effect on such applicable day plus one-half of one percent (1/2 of 1%), which generally equals LIBOR plus 2.25%. The Company is charged a commitment fee of one-half of one percent (1/2 of 1%) per annum of the sum of the aggregate average daily unused amount of the Company's revolving loan facility. During 2001, the Company's average borrowing rate was approximately 7.0%.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

    Effective June 30, 2000, the Company's Credit Facility with Bank Austria was amended (the "First Amendment"). The First Amendment provided, among other things, that (i) the terminated merger costs associated with the Vision Twenty-One merger were excluded from the calculation of the financial covenants and the Company's borrowing availability; (ii) the interest rate was increased by one-half of one percent (1/2 of 1%) to the amount set forth above; (iii) the term was reduced by one year with the termination date changing from June 1, 2004 to June 1, 2003; and (iv) the Company agreed to raise, or enter into binding commitments to raise, no less than $5,000 by January 1, 2001 through the issuance of equity or subordinated indebtedness or other means reasonably approved by Bank Austria. In accordance with the terms of the Credit Facility, 50% of any capital raised through the issuance of equity or subordinated indebtedness would be used to reduce indebtedness under the Credit Facility. The remainder would be used for capital expenditures and to meet working capital requirements. In the event other means were used to raise such capital, the Company could be required to use up to all of such funds to reduce indebtedness under the Credit Facility.

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

    On October 10, 2000 the Company obtained $2,250 through a bridge financing arrangement (the "Bridge Loan") with Alexander Enterprise Holdings Corp. ("Alexander Enterprises") and entered into a second amendment to the Credit Facility (the "Second Amendment"). The Second Amendment provided, among other things, that in connection with the Bridge Loan from Alexander Enterprises, the Company pay $1,200 to Bank Austria as repayment of principal and interest. Of the $1,200 paid to Bank Austria, $300 was applied to past due interest, $400 was used to repay principal and $500 was applied as a prepayment of interest. The remaining proceeds of $1,050 was used for general working capital purposes.

    The Bridge Loan is evidenced by a secured promissory note (the "Secured Promissory Note") issued to Alexander Enterprises and is secured through a security agreement (the "Security Agreement"). Pursuant to the terms of the Security Agreement, the Company granted Alexander Enterprises a security interest in substantially all of the assets of the Company. The Secured Promissory Note accrues interest at the Eurodollar rate, generally equal to LIBOR, plus two and one-quarter percent (2 1/4%) and matures on June 1, 2003. In connection with the Bridge Loan, the Company also issued a warrant, with an estimated fair value at the date of issuance of $553.

    On January 5, 2001, the Bridge Loan was amended and the Company received an additional $500 of cash. Of this additional cash, $50 was provided by Alexander Enterprises, $400 was provided by Palisade Concentrated Equity Partnership, L.P. ("Palisade"), a significant shareholder, and $50 was provided by a family member of the Chief Executive Officer and President of the Company. In connection with the additional funds provided to the Company under the amendment to the Bridge Loan, the Company issued additional warrants with an estimated fair value at the date of issuance of $108. The estimated fair value of the warrants issued were determined using the Black-Scholes pricing model. The value of the warrants was recorded as a discount to the Bridge Loan and is being amortized to interest expense over the life of the loan. In connection with Bridge Loan and amendment thereto, the Company had outstanding warrants to purchase 2,000,000 common shares of the Company at an exercise price of $1.00 per common share and 750,000 common shares at $0.40 per share.

    At December 31, 2001 and 2000, the Company was a guarantor of debt of related parties in the amount of $103 and $144, respectively.

    At December 31, 2001 the Company had standby letters of credit outstanding in the amount of $400.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

         As of December 31, 2001, the Company had not made its scheduled principal and interest payments due in 2001 under its Credit Facility and was in default under its Credit Facility and Bridge Loan. However, the Company restructured this debt in January 2002, which included a significant reduction in its indebtedness as well as a change to the repayment terms and maturity date. Accordingly, the Company has classified this debt as long-term liability as of December 31, 2001, based on the new repayment terms under the refinanced debt and the Company's proven ability to refinance this debt. (See also Note 19
- "Subsequent Events").

11.      LEASES

    The Company leases certain furniture, machinery and equipment under capital lease agreements that expire through 2005. The Company primarily leases its facilities under cancelable and noncancelable operating leases expiring in various years through 2012, including leases with related parties (see Note 13). Several facility leases have annual rental terms comprised of base rent at the inception of the lease adjusted annually by a contingent amount based, in part, upon the increase in the consumer price index. Also, certain facility leases contain provisions which provide for additional contingent rents based on a stated percentage of sales. Rent expense charged to operations during the years ended December 31, 2001, 2000 and 1999 was $5,087, $5,271 and $3,341 of which
$92, $73 and $83, respectively, represent contingent rent expense.

    Property and equipment includes the following amounts for capital leases at December 31:

                                                               2001              2000
                                                            -----------       -----------
     Furniture, machinery and equipment                         $  660            $  651
     Less accumulated amortization                               (342)             (206)
                                                            -----------       -----------
                                                                $  318            $  445
                                                            ===========       ===========

    Capital lease obligations of $55 and $221 were incurred for acquisition of new equipment in 2001 and 2000, respectively. Amortization of capital leases is included in depreciation expense.

    Future minimum lease payments, by year and in the aggregate, under capital leases and operating leases with remaining terms of one year or more consisted of the following at December 31, 2001:

                                                                    CAPITAL            OPERATING
                                                                     LEASES              LEASES
                                                                 ---------------     ---------------
          2002                                                            $ 146             $ 3,482
          2003                                                              131               2,869
          2004                                                               32               2,292
          2005                                                                4               1,819
          2006                                                                -               1,526
          Thereafter                                                          -               4,668
                                                                 ---------------     ---------------
          Total minimum lease payments                                    $ 313            $ 16,656
                                                                 ===============     ===============

12.      401(K) SAVINGS PLAN

    The Company provides a defined contribution 401(k) savings plan to substantially all employees who meet certain age and employment criteria. Eligible employees are allowed to contribute a portion of their income in accordance with specified guidelines. The Company matches a percentage of employee contributions up to certain limits. Employer contributions are made on a discretionary basis as authorized by the Board of Directors. Employer contributions for the years ended December 31, 2001, 2000, and 1999 were $231, $417 and $337, respectively.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

13.      RELATED PARTY TRANSACTIONS

    The Company incurred rent expense and other fees of $146, $131, and $123 in 2001, 2000, and 1999, respectively, which was paid to certain doctors for the use of equipment.

    The Company incurred rent expense of $2,098, $2,123 and $752 in 2001, 2000 and 1999, respectively, which was paid to entities in which certain officers have an interest, for the lease of facilities.

    The Company has notes receivable from an affiliated optometrist at an interest rate of 7.75%, maturing in 2003. The balance due under these notes receivable was $78 and $92 at December 31, 2001 and 2000, respectively, of which $20 and $14 have been reflected as current assets at December 31, 2001 and 2000, respectively.

         The Company has notes payable to two opticians employed by the Company which bear interest at a rate of 8.25% and mature in 2005. The balances due under these notes was $129 and $182 at December 31, 2001 and 2000, respectively, of which $29 and $27 have been reflected as current liabilities at December 31, 2001 and 2000, respectively.

         As of December 31, 2001, the Company had promissory notes payable under its Amended Bridge Loan to a significant shareholder for $400 and to a family member of the Company's Chief Executive Officer and President for $50. The secured promissory notes accrue interest at the Eurodollar rate, generally equal to LIBOR plus two and one-quarter percent (2 1/4%) and mature on June 1, 2003.

14.      STOCKHOLDERS' EQUITY

SALE OF REGISTERED COMMON STOCK

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

WARRANTS

         As of December 31, 2001, warrants were outstanding and exercisable to purchase 3,501,198 common shares of the Company as follow: (i) 571,198 common shares at an exercise price of $7.98 per share, expiring in 2002, (ii)100,000 common shares at an exercise price of $5.85 per share, expiring in 2004, (iii) 50,000 common shares at an exercise price of $3.50 per share, expiring in 2005,
(iv) 30,000 common shares at an exercise price of $4.50 per common share, expiring in 2005, (v) 2,000,000 common shares at an exercise price of $1.00 per common share, expiring in 2005 and (vi) 750,000 common shares at $0.40 per share, expiring in 2006. No warrants were exercised in 2001, 2000 or 1999.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

EMPLOYEE STOCK PURCHASE PLAN

         The Company provides an Employee Stock Purchase Plan (the "ESPP") to substantially all eligible employees who meet certain employment criteria. Under the terms of the ESPP, eligible employees may have up to 20% of eligible compensation deducted from their pay to purchase common stock. The per share purchase price is 85% of the average high and low per share trading price of common stock on the American Stock Exchange on the last trading date prior to the investment date, as defined. The amount that may be offered pursuant to this plan is 450,000 shares. For the year ended December 31, 2001, 33,458 shares were purchased by employees under the ESPP at a weighted average price of $0.24. Effective July 2001 the Company suspended the purchase of shares by employees under the ESPP.

STOCK OPTION PLAN

         Presented below is a summary of the status of the Company's stock options and the related transactions for the years ended December 31, 2001, 2000 and 1999.

                                                 OPTIONS             EXERCISE PRICE
                                               OUTSTANDING               RANGE
                                             -----------------     -------------------
     December 31, 1998                                204,865        $ 4.78 - $ 63.74
        Canceled                                     (145,346)       $ 2.56 - $ 63.74
        OptiCare converted                            533,969            $ 2.56
        Granted                                       721,250            $ 5.85
                                             -----------------     -------------------
     December 31, 1999                              1,314,738       $ 2.56 - $ 63.74
        Canceled                                     (162,383)      $ 2.56 - $ 63.74
        Exercised                                    (35,209)            $2.56
        Granted                                       125,000       $ 1.78 - $  3.44
                                             -----------------     -------------------
     December 31, 2000                              1,242,146       $ 1.78 - $ 63.74
        Canceled                                     (321,688)      $ 2.00 - $ 47.80
                                             -----------------     -------------------
     December 31, 2001                                920,458       $ 1.78 - $ 63.74
                                             =================     ===================


    The Company's executive stock plan, approved by the Board of Directors in 1996, provided for the granting of nonqualified incentive stock options with a ten-year term. On August 13, 1999 options were granted to option holders of OptiCare and Prime in substitution for existing options, which contained substantially identical terms, except for a change in the exercise price and the number of shares, which were adjusted to reflect the exchange ratio in connection with the Mergers. Stock options generally are granted with an exercise price equal to 100% of the market value of a share of common stock on the date of grant, have a 10-year term and vest within three to four years from the date of grant. During the year ended December 31, 2001, options to purchase 321,688 shares were canceled at an average exercise price of $4.51. The weighted average fair value of stock options, calculated using the Black-Scholes option pricing model, granted during 2000 and 1999 was $0.89 and $3.15 per share. There were no stock options granted during the year ended December 31, 2001. As of December 31, 2001, 2,226,278 shares were reserved for issuance under the stock option plan, including 1,305,820 shares available for future grant.

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

                                                    2000              1999
                                               ---------------    -------------
     Risk free interest rate                       5.50%             6.00%
     Dividends                                       --                --
     Volatility factor                             .5500             .5500
     Expected Life                                 5 years           5 years

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                              YEAR ENDED DECEMBER 31,
                                                   -----------------------------------------------
                                                       2001             2000             1999
                                                   -------------    -------------    -------------
     Net income (loss):
        As reported                                     $ 2,980        $(14,171)         $(1,966)
        Pro forma                                       $ 2,659        $(14,535)         $(2,091)
     Earnings per share - As reported:

         Basic                                           $ 0.23        $  (1.15)         $ (0.54)
         Diluted                                         $ 0.23        $  (1.15)         $ (0.54)
     Earnings per share - Pro forma:

         Basic                                            $0.21        $  (1.18)         $ (0.56)
         Diluted                                          $0.20        $  (1.18)         $ (0.56)

    The following table summarizes in more detail information regarding the Company's stock options outstanding at December 31, 2001.

                                         OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                          --------------------------------------------------     ------------------------------
                                               WEIGHTED
                                                AVERAGE          WEIGHTED                           WEIGHTED
                                               REMAINING         AVERAGE                             AVERAGE
                           OUTSTANDING        CONTRACTUAL        EXERCISE         EXERCISABLE       EXERCISE
  EXERCISE PRICE             OPTIONS         LIFE (YEARS)         PRICE             OPTIONS           PRICE
  -------------------     ---------------    --------------    -------------     --------------    ------------
  $ 1.78                          45,000          8.6             $ 1.78                11,250          $ 1.78
  $ 2.56                         345,131          6.0               2.56               345,131            2.56
  $ 4.78                          15,690          0.4               4.78                15,690            4.78
  $ 5.85                         471,250          7.7               5.85               235,620            5.85
  $ 6.37 - $19.12                 27,460          5.8              13.47                27,460           13.47
  $47.80 - $63.73                 15,927          5.9              63.26                15,927           63.26
                          ---------------                      -------------     --------------    -----------
  Total                          920,458                          $ 5.62               651,078           $5.74
                          ===============                      =============     ==============    ============

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

15.      EARNINGS (LOSS) PER COMMON SHARE

    The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                     ------------------------------------------------
                                                                         2001              2000             1999
                                                                     -------------     -------------    --------------
    Income (loss) from continuing operations applicable to common stockholders:

        Income (loss) from continuing operations                          $ 2,980         $ (14,171)        $      351

        Accretion of redemption value of preferred stock and
           preferred stock dividends                                            -                 -              (600)
                                                                     -------------     -------------    --------------
    Income (loss) from continuing operations applicable to
      common stockholders                                                 $ 2,980         $ (14,171)        $    (249)
                                                                     =============     =============    ==============

    Net income (loss) applicable to common stockholders:

      Net income (loss)                                                   $ 2,980         $ (14,171)        $  (1,966)

      Accretion of redemption value of preferred stock and
         preferred stock dividends                                              -                 -              (600)
                                                                     -------------     -------------    --------------

    Net income (loss) applicable to common shareholders                   $ 2,980         $ (14,171)        $  (2,566)
                                                                     =============     =============    ==============


       Weighted average common shares - basic *                        12,795,433         12,354,494         4,776,501
         Effect of dilutive securities -

            Convertible preferred stock                                   418,803            **               **
                                                                     -------------     -------------    --------------
       Weighted average common shares - dilutive                       13,214,236         12,354,494         4,776,501
                                                                     =============     =============    ==============

     Income (loss) per common share from continuing operations:

       Basic                                                              $  0.23         $   (1.15)          $ (0.05)
                                                                     =============     =============    ==============
       Diluted                                                            $  0.23         $   (1.15)          $ (0.05)
                                                                     =============     =============    ==============

    Net income (loss) per common share:

       Basic                                                              $  0.23          $ (1.15)          $  (0.54)
                                                                     =============     =============    ==============
       Diluted                                                            $  0.23          $ (1.15)          $  (0.54)
                                                                     =============     =============    ==============

    * The weighted average common shares outstanding for 1999 have been adjusted to reflect the conversion associated with the Merger.

    **  Anti-dilutive

     The following table reflects the potential common shares of the Company at December 31, 2001, 2000 and 1999 that have been excluded from the calculation of diluted earnings per share due to their anti-dilutive effect.

                                                                        2001              2000             1999
                                                                    --------------    -------------    -------------
    Options                                                               920,458        1,242,146        1,314,738
    Warrants                                                            3,501,198        3,001,198          671,198
    Common stock to be issued for convertible preferred stock                   -          418,803          418,803
    Common stock to be issued for convertible debt                              -                -          581,818
                                                                    --------------    -------------    -------------
      Total                                                             4,421,656        4,662,147        2,986,557
                                                                    ==============    =============    =============

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

16.      INCOME TAXES

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities consisted of the following at December 31, 2001 and 2000:

                                                                  2001               2000
                                                               ------------       ------------
        Deferred tax assets (liabilities):
           Net operating loss carryforwards                        $ 4,372            $ 3,408
           Accruals                                                  2,218              2,149
           Allowance for bad debts                                     354                394
           Depreciation and amortization                             1,476              1,544
           Other                                                      (620)               165
                                                               ------------       ------------
        Total deferred tax assets                                    7,800              7,660
        Valuation allowance                                             --             (7,660)
                                                               ------------       ------------
        Net deferred tax assets                                  $   7,800            $     0
                                                               ============       ============

    The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In 2000, the company established a full valuation allowance against the entire net deferred tax assets in the amount of $7,660. As a result of the Company's debt refinancing (see Note 19) and expected ability to utilize its net operating loss (NOL) carryforwards, the Company has reversed all of the valuation allowance against its deferred tax assets in 2001.

         As of December 31, 2001, the Company has net operating loss carryforwards available of approximately $11.5 million for federal tax purposes. These NOL carryforwards expire in the years 2019 through 2021.

    The components of income tax expense (benefit) for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                                               2001            2000             1999
                                                            ------------    ------------    -------------
         Current:
           Federal                                                $   -           $   -           $  325
           State                                                   (30)            (34)               66
                                                            ------------    ------------    -------------
           Total current                                           (30)            (34)              391
                                                            ------------    ------------    -------------

         Deferred:
           Federal                                              (6,468)           2,480             (85)
           State                                                (1,332)             535             (17)
                                                            ------------    ------------    -------------
           Total deferred                                       (7,800)           3,015            (102)
                                                            ------------    ------------    ------------
           Total income tax expense (benefit)                   (7,830)          $2,981            $ 289
                                                            ============    ============    =============


    A reconciliation of the tax provision (benefit) at the U.S. Statutory Rate to the effective income tax rate as reported is as follows:

                                                               2001            2000             1999
                                                            ------------    ------------    -------------
     Tax provision (benefit) at U.S. Statutory Rate             (34)  %          (34) %             34 %
     State income taxes, net of federal benefit                  (5)  %           (5) %              5 %
     Non-deductible expenses and other                           36   %            7  %              6 %
     Change in valuation allowance                             (158)  %            59 %                -
                                                            ------------    ------------    -------------
     Effective income tax rate                                 (161)  %            27 %             45 %
                                                            ============    ============    =============

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

17.      COMMITMENTS AND CONTINGENCIES

LITIGATION

         The Company and its Chairman of the Board, Chief Executive Officer and President, Dean J. Yimoyines, have been named as defendants in a lawsuit by OptiVest, LLC ("OptiVest"). OptiVest and the Company entered into an Asset Purchase Agreement for OptiVest's purchase of certain assets of the Company, for which the sale was subsequently cancelled. OptiVest maintains that it incurred expenses in investigating a potential purchase of certain assets and suffered damages. OptiVest alleges a breach of contract with regard to the Asset Purchase Agreement and further alleges that the company engaged in misrepresentation and unfair trade practices. The Company denies OptiVest's allegations and believes they are baseless and without merit. The Company intends to vigorously defend itself, but the case is in its earliest stages and, therefore, no assurance can be given of a favorable outcome. However, the Company does not expect the outcome to have a material adverse impact on its consolidated financial condition or results of operation.

         The Company is involved in five lawsuits, each initiated by a medical practice which was unwound from the former PrimeVision Health network, but which remained under a contract with the company through Health Service Organization ("HSO") agreements. These lawsuits involve disputes related to the fees and services under the HSO agreements. Though the Company strongly believes in the merits of its position and intends to vigorously defend itself, these cases are in the early stages of litigation and, therefore, no assurance can be given of a favorable outcome. Any possible loss or range of possible loss that may be incurred cannot be reasonably estimated at this time.

OPTOMETRIC EYE CARE CENTER, P.A. CLAIM

    In 1999 PrimeVision Health, Inc., ("PrimeVision"), formerly known as Consolidated Eye Care, a North Carolina corporation and subsidiary of the Company, entered into a Professional Service and Support Agreement ("PSSA") with Optometric Eye Care Center, P.A. ("OECC"), a North Carolina professional association licensed to practice optometry, which is wholly owned by Allan Barker, O.D. and Blair Harrold, O.D. On February 22, 2001, Drs. Barker and Harrold gave the Company notice of OECC's intent to terminate the PSSA between OECC and our subsidiary, PrimeVision. Termination of the PSSA could have adverse consequences on the Company's ability to continue to operate its North Carolina eye care and retail optometry centers, since the Company would no longer have a contractual relationship with the association of doctors who practice in those centers. The notice cited numerous alleged breaches of contractual obligations due to OECC. The Company adamantly denies that such alleged breaches have occurred. If OECC moves to enforce termination of the PSSA, the Company will vigorously challenge OECC's grounds for terminating the agreement and will take all appropriate steps to protect the Company's interests, including litigation and/or administrative proceedings. This matter has not yet reached the litigation stage. It is not possible at this time to make a reasonable assessment of the outcome of this matter. Any possible loss or range of possible loss that may be incurred cannot be reasonably estimated at this time.

    The company believes, however, that it has reached an agreement in principle with OECC and Drs. Barker and Harrold that would resolve the dispute. The proposed agreement contemplates that the parties enter into a transaction wherein OECC or another entity that is controlled by Drs. Barker and Harrold will purchase the assets and assume certain liabilities of the company's North Carolina professional optometric practices and retail optometry sales business. The proposed sale will not include the company's other North Carolina operations (i.e. Managed Care Division and Buying Group). The parties have not entered into a written agreement regarding the proposed transaction and there can be no assurance that a settlement will occur or that the parties will consummate the proposed transaction.

REGULATORY PROCEEDINGS

    On or about August 8, 2001, OECC (our affiliate), and Drs. Barker and Harrold, (officers of the Company), received a request for information from the North Carolina State Board of Examiners in Optometry in exercise of its authority under a consent order entered into in December 1999. OECC and Drs. Barker and Harrold provided the Board with the requested information. Thereafter, the Board's counsel convened an informal meeting of counsel to discuss the information provided by the parties and invited OptiCare Eye Health Network, Inc., now known as PrimeVision Health, Inc., a wholly owned subsidiary of the company, to participate. At the informal hearing, OECC, and Drs. Barker and Harrold contended that the Board should review the broad array of issues between OECC and the Company. They further claimed that the Company has violated the doctrine prohibiting the corporate practice of medicine by excessively controlling OECC, treating it as a controlled subsidiary, and refusing to honor all provisions of the PSSA which was entered into in 1999. OECC and Drs. Barker and Harrold further contend that the PSSA may have become unlawful because of changes in the corporate practice doctrine. Further, OECC and Drs. Barker and Harrold maintain that they are not bound by an April 1999 Settlement Agreement with the

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Company requiring them to enter into a succession agreement as this provision was either waived by the company or that such a provision violates the corporate practice doctrine.

    The Company denies that it has waived the requirement that OECC and Drs. Barker and Harrold enter into a succession agreement and further contends that enforcement of such a provision does not violate the corporate practice of medicine doctrine. Additionally the Company maintains that it has substantially complied with the PSSA and has not exercised excessive control over OECC.

         The parties have submitted memoranda outlining their respective positions to the Board. The parties also are engaged in settlement discussions and, as a result, a previously scheduled pre-hearing conference and hearing date have been postponed and not yet rescheduled. While the Board has indicated that OECC is the nominal party at the hearing, it has given the company the opportunity to be present at the pre-hearing conference. Further, it has afforded each party the opportunity to file submissions addressing the issue as to whether the Company may participate in the hearing and, if so, its status at the hearing. Though the Company strongly believes in the merits of its position and intends to vigorously defend itself, the case is in its early stages and no assurance can be given that the Company will be able to directly participate in the hearing or of a favorable outcome. It is not possible at this time to make a reasonable assessment as to the outcome of this matter.

BILLING COMUNICATION ERROR

    OptiCare Eye Health Centers, Inc., a subsidiary of the Company, has been involved in discussions with the Attorney General of Connecticut concerning a potential consent decree relating to a confusing communication sent to some of its customers in the 1995-99 period involving statements of balances due. Though the statements were marked "This Is Not A Bill," some customers paid balances, duplicating amounts later received by the Company from insurers. When the misunderstanding was discovered, the Company reimbursed all customers who mistakenly paid. The terms of the anticipated consensual administrative order are still being discussed. The Company does not expect the outcome to have a material adverse impact on its consolidated financial position or results of operation.

    In the normal course of business, the Company is both a plaintiff and defendant in lawsuits incidental to its current and former operations. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at December 31, 2001 cannot be ascertained. Management is of the opinion that, after taking into account the merits of defenses and established reserves, the ultimate resolution of these matters will not have a material adverse effect in relation to the Company's consolidated financial position or results of operations.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

18.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                         FIRST         SECOND         THIRD         FOURTH
                                                        QUARTER        QUARTER       QUARTER       QUARTER
                                                      -------------  ------------  ------------  -------------
   2001
   ----
   Net revenue                                             $29,582       $29,058       $27,536        $26,307
   Net income (loss) (1)                                     (809)         (347)         (795)          4,931
   Basic income (loss) per share                            (0.06)        (0.03)        (0.06)           0.38
   Diluted income (loss) per share                          (0.06)        (0.03)        (0.06)           0.37

   2000
   ----
   Net revenue                                            $ 34,592      $ 34,217      $ 32,397       $ 26,677
   Net income (loss) (2)                                       294       (1,378)          (61)       (13,026)
   Basic income (loss) per share                              0.03        (0.11)          0.00         (1.05)
   Diluted income (loss) per share                            0.02        (0.11)          0.00         (1.05)

   1999
   ----
   Net revenue                                            $ 18,096      $ 21,246      $ 23,553       $ 31,738
   Income from continuing operations                            80            55            77            139
   Basic income (loss) per share from continuing
     operations (3)                                         (0.22)          0.02          0.01           0.02
   Diluted income (loss) per share from continuing
     operations (3)                                         (0.22)          0.02          0.01           0.01
   Net income (loss)                                            80       (2,262)            77            139
   Basic net income (loss) per share (3)                    (0.22)         (.97)          0.01           0.02
   Diluted net income (loss) per share (3)                  (0.22)         (.97)          0.01           0.01

(1) In the fourth quarter of 2001, the Company recorded approximately $1,017 of professional fees associated with the restructuring of the Company's debt and recorded a tax benefit of $7,830 primarily due to the reversal of a valuation allowance against deferred tax assets.

(2) In the second quarter of 2000, the Company recorded a $1,810 charge for merger costs associated with the terminated merger with Vision Twenty-One. In the fourth quarter of 2000, the Company recorded a restructuring charge of $2,307, write-off of goodwill of $1,341 and a valuation allowance against deferred tax assets of $2,989.

(3) Includes the effect of a preferred stock dividend of $600 in the first quarter of 1999.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

19.      SUBSEQUENT EVENTS

NEW CAPITAL STRUCTURE FOR OPTICARE

    On January 25, 2002, the Company (including certain of its subsidiaries) closed a series of transactions which resulted in a major restructuring of its debt, equity and voting capital stock (the "Capital Restructuring Transactions"). Taken together, the transactions lowered the Company's long-term debt by approximately $10.3 million, increased its equity by approximately $6.9 million (after tax effect) and reduced the Company's next-12-months' principal payments on debt by approximately $3.8 million.

    The Capital Restructuring Transactions included, among other things, the following:

o Palisade Concentrated Equity Partnership, L.P., a fund manager and stockholder of the Company, purchased, for $3.6 million in cash, 2,571,429 shares of the Company's Series B 12.5% Voting Cumulative Convertible Participating Preferred Stock, par value $.001 per share, convertible into 25,714,290 shares of common stock. Each share of Series B Preferred Stock is immediately convertible into ten shares of common stock and has the voting power equivalent to ten shares of common stock; accrues cumulative dividends at an annual rate of 12.5%; must be redeemed in full by the Company on December 31, 2008; and with respect to dividends, redemption rights, and rights on liquidation, winding up, corporate reorganization and dissolution, ranks senior to the Company's common stock.

o Bank Austria Creditanstalt Corporate Finance, Inc., which was, until January 25, 2002, the Company's senior secured lender, forgave approximately $7.9 million of principal and approximately $2.1 million of interest of the Company's debt due to it and sold the loans and other obligations of the Company which Bank Austria then held, including security agreements, pledges of stock by certain of the Company's subsidiaries and guarantees of loans and other obligations, to CapitalSource Finance LLC, an asset-based lender specializing in the health care industry. Without further consideration, Bank Austria returned warrants previously issued to it to purchase 100,000 shares of the Company's common stock; returned to the Company (for retirement) 418,803 shares of Series A convertible preferred stock of the Company; and returned to the Company (for the Company to hold as treasury stock) 56,900 shares of common stock.

o CapitalSource, as lender, and the Company, as borrower, amended and restated the terms of the indebtedness acquired by CapitalSource from Bank Austria by entering into an Amended and Restated Revolving Credit, Term Loan and Security Agreement, referred to as the Loan and Security Agreement.

o Palisade made a subordinated loan to the Company of $13.9 million, and Linda Yimoyines, wife of Dean J. Yimoyines, M.D. Chairman of the Board, Chief Executive Officer and President of the Company, made a subordinated loan to the Company of $0.1 million which loans are evidenced by senior subordinated secured notes. These notes are subordinate to the Company's indebtedness to CapitalSource and are secured by second-priority security interests in substantially all of the Company's assets (the first-priority security interest is held by CapitalSource).

o In connection with providing the $13.9 million subordinated loan to the Company, Palisade received warrants to purchase up to 17,375,000 shares of common stock. In connection with providing the $0.1 million subordinated loan to the company, Ms. Yimoyines received warrants to purchase up to 125,000 shares of common stock. In conjunction with the amendment and restatement of the credit facility, CapitalSource received warrants to purchase 250,000 shares of common stock. The warrants were issued at an exercise price of $0.14 per share and are exercisable during a ten-year period expiring January 24, 2012. The estimated fair value of the warrants was recorded as a debt discount.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



o The proceeds of the Palisade loan and new funds loaned by CapitalSource were used to pay Bank Austria the amount due to it. After giving effect to this paydown, the balances outstanding under the credit facility as of March 1, 2002, were $3 million under the term loan and approximately $6.4 million under the revolving credit facility. On March 1, 2002, the Company had approximately $1.5 million of available borrowing capacity under the revolving credit facility (in excess of the approximately $6.4 million outstanding on that date).

o The bridge loan from Alexander Enterprise Holdings Corp. was satisfied in full, as follows:

       - $2.5 million in cash was paid to Alexander Enterprise in full satisfaction of the $2.3 million of principal and $0.2 million accrued interest due to Alexander Enterprise under the Bridge Loan. Alexander Enterprise relinquished its security interest in the assets of the company and has no further claims against us. The cash was provided by the $3.6 million purchase by Palisade of Series B Preferred Stock.

       - The Company issued 309,170.5 shares of Series B Preferred Stock to Palisade to satisfy the $400 of principal and $33 of accrued interest due to Palisade as a participant under the Bridge Loan.

       - The Company issued 38,646.3 shares of Series B Preferred Stock to Ms. Yimoyines to satisfy the $50 of principal and $4 of accrued interest due to Ms. Yimoyines as a participant under the bridge loan.

o The Company issued and sold 285,714 shares of Series B Preferred Stock to Ms. Yimoyines for a cash payment of $400.

o The Company reacquired from Bank Austria, for a cash payment of $1.35 million, certain notes and contractual rights originally issued or made to the company in connection with the company's transfers of certain medical practice assets to physicians engaged in such practices.

o In connection with the Capital Restructuring Transactions, the number of shares of authorized common stock was increased from 50,000,000 to 75,000,000. The additional authorized shares provide, among other things, for the availability of common stock to be issued upon conversion of the Series B Preferred Stock and exercise of the warrants issued.

    (See Capitalization Table on next page.)

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     The following table sets forth the actual capitalization of the Company as of December 31, 2001 and the pro forma capitalization to reflect the capital restructuring transactions that closed on January 25, 2002, as if the restructuring occurred on December 31, 2001.

                              CAPITALIZATION TABLE
                                   (Unaudited)

                                                                             AS OF DECEMBER 31, 2001
                                                                        ----------------------------------

                                                                           ACTUAL             PRO FORMA
                                                                        -------------       --------------
                                                                             (DOLLARS IN THOUSANDS)
Long-term debt (including current portion):
   Senior debt                                                              $ 29,675             $  9,474
   Bridge loan, net of discount of $453                                        2,297                    -
   Other subordinated debt, net of discount of $39 (actual),
       $1,419 (pro forma)                                                      2,394               14,547
                                                                        -------------       --------------
          Total long-term debt (including current portion)                    34,366               24,021
                                                                        -------------       --------------

Series B 12.5% voting, redeemable, cumulative convertible
   Participating preferred stock; $.001 par value, 3,500,000
   authorized; no shares issued or outstanding (actual);
   3,204,960 shares issued and outstanding (pro forma)                             -                4,487
                                                                        -------------       --------------

Stockholders' equity:
Series A convertible preferred stock, $.001 par value, 550,000 shares authorized; 418,803 shares issued
   and outstanding (actual), none (pro forma)                                      1                   -
Common stock, $.001 par value; 50,000,000 shares authorized,
   12,815,092 shares issued and outstanding (actual); 75,000,000 shares authorized, 12,815,092 shares issued, 12,758,192 shares outstanding and 56,900 shares held in
   treasury (pro forma).                                                          13                   13
Additional paid-in-capital                                                    60,679               62,059
Accumulated deficit                                                          (53,711)             (48,230)
                                                                        -------------       --------------
       Total stockholders' equity                                              6,982               13,842
                                                                        -------------       --------------
Total capitalization                                                        $ 41,348              $42,350
                                                                        =============       ==============