Form 10-Q
period 2002-03-31
OPTICARE HEALTH SYSTEMS INC
filed 2002-05-15
CIK 311046

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

                                 [X] Yes [ ] No

     The number of shares outstanding of the registrant's Common Stock, par value $.001 per share, at May 1, 2002 was 12,783,192 shares.

                               INDEX TO FORM 10-Q

                                                                                                             Page No.
                                                                                                             --------
PART I. FINANCIAL INFORMATION

    Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets at March 31, 2002 (unaudited) and
                    December 31, 2001                                                                           3

               Condensed Consolidated Statements of Operations for the three
                  months ended March 31, 2002 and 2001 (unaudited)                                              4

               Condensed Consolidated Statements of Cash Flows for the three
                  months ended March 31, 2002 and 2001 (unaudited)                                              5

               Notes to Condensed Consolidated Financial Statements                                             6

    Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                          11

    Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                        18

PART II.     OTHER INFORMATION

    Item 2.  Changes in Securities and Use of Proceeds                                                         19

    Item 4.  Submissions of Matters to a Vote of Security Holders                                              20

    Item 5.  Other Information                                                                                 21

    Item 6.  Exhibits and Reports on Form 8-K                                                                  21

SIGNATURE                                                                                                      28

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                   MARCH 31,          DECEMBER 31,
                                                                                     2002                 2001
                                                                                ----------------    -----------------
                                                                                  (Unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                            $ 3,035              $ 2,568
   Accounts receivable, net                                                               8,452                7,823
   Inventories                                                                            3,166                3,046
   Deferred income taxes, current                                                         2,700                6,000
   Other current assets                                                                   1,035                  704
                                                                                ----------------    -----------------
       TOTAL CURRENT ASSETS                                                              18,388               20,141
Property and equipment, net                                                               5,824                6,292
Intangible assets, net                                                                    7,962                8,078
Goodwill, net                                                                            20,577               20,577
Deferred income taxes, non-current                                                        1,800                1,800
Other assets                                                                              4,436                2,412
                                                                                ----------------    -----------------
        TOTAL ASSETS                                                                   $ 58,987              $59,300
                                                                                ================    =================


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                     $ 6,671              $ 4,588
   Accrued expenses                                                                       7,776                8,920
   Current portion of long-term debt                                                      1,744                1,758
   Other current liabilities                                                              1,384                1,420
                                                                                ----------------    -----------------
        TOTAL CURRENT LIABILITIES                                                        17,575               16,686
                                                                                ----------------    -----------------

Long-term debt, less current portion                                                     22,518               32,608
Other liabilities                                                                         1,100                3,024
                                                                                ----------------    -----------------
       TOTAL NON-CURRENT LIABILITIES                                                     23,618               35,632
                                                                                ----------------    -----------------

Series B 12.5% voting, mandatorily redeemable , cumulative, convertible preferred stock, $0.001 par value, 3,500,000
  shares authorized,  3,204,959 shares issued and outstanding                             4,487            -
                                                                                ----------------    -----------------

STOCKHOLDERS' EQUITY:
Series A Convertible Preferred Stock, $.001 par value, 550,000 shares
   authorized; no shares outstanding at March 31, 2002; 418,803 shares                        -                    1
   outstanding at December 31, 2001.
Common Stock, $0.001 par value; 75,000,000 shares authorized;
    12,783,192 and 12,815,092 shares outstanding at March 31, 2002 and                       13                   13
    December 31, 2001, respectively.
Additional paid-in-capital                                                               61,949               60,679
Accumulated deficit                                                                     (48,655)             (53,711)
                                                                                ----------------    -----------------
         TOTAL STOCKHOLDERS' EQUITY                                                      13,307                6,982
                                                                                ----------------    -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $ 58,987             $ 59,300
                                                                                ================    =================

            See notes to condensed consolidated financial statements

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                      FOR THE THREE MONTHS
                                                                         ENDED MARCH 31,
                                                                ----------------------------------
                                                                    2002                2001
                                                                --------------      --------------
NET REVENUES:
Managed care                                                          $ 7,368             $ 7,703
Product sales                                                          14,147              14,936
Other services                                                          7,231               6,943
                                                                --------------      --------------
   Total net revenues                                                  28,746              29,582
                                                                --------------      --------------

OPERATING EXPENSES:
   Medical claims expense                                               5,753               6,188
   Cost of product sales                                                9,084               9,487
   Cost of services                                                     3,576               3,610
   Selling, general and administrative                                  9,285               9,245
   Depreciation                                                           645                 673
   Amortization                                                           116                 337
   Interest                                                               719                 851
                                                                --------------      --------------
        Total operating expenses                                       29,178              30,391
                                                                --------------      --------------

LOSS BEFORE EXTRAORDINARY ITEM AND INCOME TAXES                          (432)               (809)

Income tax benefit                                                       (175)                   -
                                                                --------------      --------------
LOSS BEFORE EXTRAORDINARY ITEM                                           (257)               (809)

Extraordinary Item - Gain on early extinguishment of debt,
   net of income taxes of $3,475                                        5,314                   -
                                                                --------------      --------------
NET INCOME (LOSS)                                                     $ 5,057             $  (809)
                                                                ==============      ==============


EARNINGS PER SHARE--BASIC AND DILUTED:

    Loss before extraordinary item                                    $ (0.03)           $  (0.06)

    Extraordinary item                                                $  0.42            $      -
                                                                --------------      --------------

    Net income (loss)                                                 $  0.39            $  (0.06)
                                                                ==============      ==============


            See notes to condensed consolidated financial statements

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                             FOR THE THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                          ---------------------------------
                                                                              2002              2001
                                                                          -------------      -------------

OPERATING ACTIVITIES:
   Net income (loss)                                                      $       5,057      $        (809)
   Less: Extraordinary item -gain from early extinguishment of debt
                                                                                 (5,314)              --
                                                                          -------------      -------------
   Net income (loss) before extraordinary item                                     (257)              (809)
   Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
   Depreciation                                                                     645                673
   Amortization                                                                     116                337
   Deferred taxes                                                                  (175)              --
   Changes in operating assets and liabilities

       Accounts receivable                                                         (629)              (620)
       Inventory                                                                   (120)                (3)
       Other assets                                                              (1,736)               578
       Accounts payable and accrued expenses                                        967              1,081
       Other liabilities                                                            121                (83)
                                                                          -------------      -------------
Net cash provided by (used in) operating activities                              (1,068)             1,154
                                                                          -------------      -------------

INVESTING ACTIVITIES:
    Purchases of notes receivable                                                (1,350)              --
    Purchase of equipment                                                          (177)               (76)
                                                                          -------------      -------------
Net cash used in investing activities                                            (1,527)               (76)
                                                                          -------------      -------------

FINANCING ACTIVITIES:
    Proceeds from long-term debt                                                 23,278                500
    Proceeds from issuance of preferred stock                                     4,000               --
    Principal payments on long-term debt                                        (24,216)              (172)
                                                                          -------------      -------------
Net cash provided by financing activities                                         3,062                328
                                                                          -------------      -------------

Increase (decrease) in cash and cash equivalents                                    467              1,406
Cash and cash equivalents at beginning of period                                  2,568              1,445
                                                                          -------------      -------------
Cash and cash equivalents at end of period                                $       3,035      $       2,851
                                                                          =============      =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                                    $         125      $          68
Cash paid (received) for income taxes                                     $        --        $        (110)

See notes to condensed consolidated financial statements

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (Amounts in thousands except share data)

1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements of OptiCare Health Systems, Inc., a Delaware corporation, and subsidiaries (the "Company") for the three months ended March 31, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and
Article 10 of Regulation S-X of the Securities Exchange Act of 1934 and are unaudited. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of December 31, 2001 was derived from the Company's audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

     Certain prior period amounts have been reclassified to conform to the current period presentation.

2.   CAPITAL RESTRUCTURING

     On January 25, 2002, the Company closed a series of transactions which resulted in a major restructuring of its debt, equity and voting capital stock (the "Capital Restructuring Transactions"). The Capital Restructuring Transactions included, among other things, the following:

     Palisade Concentrated Equity Partnership, L.P., a fund manager and stockholder of the Company, purchased, for $3,600 in cash, 2,571,429 shares of the Company's Series B 12.5% Voting Cumulative Convertible Participating Preferred Stock, par value $.001 per share and Linda Yimoyines, wife of Dr. Yimoyines, purchased for a $400 cash payment 285,714 shares of Series B Preferred Stock. Each share of Series B Preferred Stock is immediately convertible into ten shares of common stock and has the voting power equivalent to ten shares of common stock; accrues cumulative dividends at an annual rate of 12.5%; must be redeemed in full by the Company on December 31, 2008; and with respect to dividends, redemption rights, and rights on liquidation, winding up, corporate reorganization and dissolution, ranks senior to the Company's common stock.

     Bank Austria Creditanstalt Corporate Finance, Inc., which was, until January 25, 2002, the Company's senior secured lender, forgave approximately $10,000 of debt and accrued interest due to it and sold the loans and other obligations of the Company which Bank Austria then held, including security agreements, pledges of stock by certain of the Company's subsidiaries and guarantees of loans and other obligations, to CapitalSource Finance LLC, an asset-based lender specializing in the health care industry.

     CapitalSource, as lender, and the Company, as borrower, amended and restated the terms of the indebtedness acquired by CapitalSource from Bank Austria by entering into an Amended and Restated Revolving Credit, Term Loan and Security Agreement, referred to as the Loan and Security Agreement or Credit Facility.

     Palisade made a subordinated loan to the Company of $13,900, and Linda Yimoyines, wife of Dean J. Yimoyines, M.D., Chairman of the Board, Chief Executive Officer and President of the Company, made a subordinated loan to the Company of $100 which loans are evidenced by senior subordinated secured notes. These notes are subordinate to the Company's indebtedness to its senior lender, CapitalSource, and are secured by second-priority security interests in substantially all of the Company's assets (the first-priority security interest is held by CapitalSource).

     In connection with providing the $13,900 subordinated loan to the Company, Palisade received warrants to purchase up to 17,375,000 shares of common stock. In connection with providing the $100 subordinated loan to the Company, Ms. Yimoyines received warrants to purchase up to 125,000 shares of common stock. In conjunction with the amendment and restatement of the credit facility, CapitalSource received warrants to purchase 250,000 shares of common stock. The warrants were issued at an exercise price of $0.14 per share and are exercisable during a ten-year period expiring January 24, 2012. The estimated fair value of the warrants of approximately $1,380 was recorded as a debt discount and is being amortized on the interest method over the term of the related debt.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (Amounts in thousands except share data)


     The bridge loan from Alexander Enterprise Holdings Corp. was satisfied in full, as follows: (i) $2,534 in cash was paid to Alexander Enterprise in full satisfaction of the $2,300 of principal and $234 of accrued interest due to Alexander Enterprise under the Bridge Loan. Alexander Enterprise relinquished its security interest in the assets of the company and has no further claims against us. The cash was provided by the $3,600 purchase by Palisade of Series B Preferred Stock; (ii) The Company issued 309,170.5 shares of Series B Preferred Stock to Palisade to satisfy the $400 of principal and $33 of accrued interest due to Palisade as a participant under the Bridge Loan; and (iii) the Company issued 38,646.3 shares of Series B Preferred Stock to Ms. Yimoyines to satisfy the $50 of principal and $4 of accrued interest due to Ms. Yimoyines as a participant under the bridge loan.

     The Company reacquired from Bank Austria, for a cash payment of $1,350, certain notes and contractual rights originally issued or made to the company in connection with the Company's transfers of certain medical practice assets to physicians engaged in such practices.

     Without further consideration, Bank Austria surrendered warrants previously issued to it to purchase 100,000 shares of the Company's common stock; surrendered to the Company (for retirement) 418,803 shares of Series A convertible preferred stock of the Company; and surrendered to the Company (for the Company to retire) 56,900 shares of common stock.

     In connection with the Capital Restructuring Transactions, the number of shares of authorized common stock was increased from 50,000,000 to 75,000,000. The additional authorized shares provide, among other things, for the availability of common stock to be issued upon conversion of the Series B Preferred Stock and exercise of the warrants issued.

     The following table sets forth the long-term debt of the Company:

                                                                                                  March 31,
                                                                                                     2002
                                                                                                 ------------
Term note payable to CapitalSource in principal amounts of $50 per quarter. The final principal payment is payable for the outstanding principal balance and is due and payable on June 1, 2004. Principal and interest is due and payable monthly in arrears. The interest rate equals the Prime Rate plus 3.5%. Maturity date is January 22, 2004. The term note
  is collateralized by substantially all assets of the Company.                                       $3,000

Revolving credit note to CapitalSource, due January 22, 2005, interest is due and payable monthly in arrears on the first of the month at an annual rate of Prime Rate plus 1.5% and
  is collateralized by substantially all assets of the Company.                                        5,949

Senior subordinated secured notes payable due January 24, 2012. The interest rate is 11.50% payable on the last day of each calendar quarter. The notes are secured by second-priority security interests in substantially all the company's assets (the first-priority security interest is held by
  CapitalSource). The outstanding loan balance at March 31, 2002 includes $295
  of paid-in-kind interest.                                                                           14,295

Subordinated notes payable due at various dates through 2005.  Principal and interest payments
  are due monthly or annually.  Interest is payable at rates ranging from 5.5% to 9.0%.                2,401

Unamortized discounts                                                                                 (1,383)
                                                                                                 ------------
Total                                                                                                 24,262
Less current portion                                                                                   1,744
                                                                                                 ------------
Long-term portion                                                                                    $22,518
                                                                                                 ============

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (Amounts in thousands except share data)


3.   EXTRAORDINARY ITEM

     On January 25, 2002, the Company recorded a gain on the early extinguishment of debt of $8,789 before income tax of $3,475 as a result of the Company's Capital Restructuring Transactions. The $8,789 gain was comprised principally of approximately $10,000 of debt and interest forgiveness by Bank Austria, the Company's former senior secured lender, which was partially offset by $1,200 of unamortized deferred financing fees and debt discount.

4.   SEGMENT INFORMATION

     The Company currently manages the operations of the business through three operating segments: (1) Managed Care Services (2) Professional Services and (3) Other Integrated Services. The managed care segment contracts with insurers, managed care plans and other third party payors to manage claims payment administration of eye health benefits for those contracting parties. The professional services segment provides laser and ambulatory surgery facilities, develops and sells integrated practice management systems and provides support services to eye care professionals. The other integrated services segment owns, operates and/or contracts with fully integrated eye health centers and professional optometric practices and provides wholesale buying services to eye care professionals. Management assesses the performance of its segments based on income before income taxes, interest expense, depreciation and amortization, and other corporate overhead.

Summarized financial information, by segment, for the three months ended March 31, 2002 and 2001 is as follows:

                                                              THREE MONTHS ENDED MARCH 31,
                                                          --------------------------------------
                                                              2002                   2001
                                                          -------------        -----------------
REVENUES:
     Managed care services                                     $ 7,512                  $ 7,969
     Professional services                                       1,429                    1,609
     Other integrated services                                  23,099                   23,577
                                                          -------------        -----------------
        Segment totals                                          32,040                   33,155
     Elimination of inter-segment revenues                     (3,294)                  (3,573)
                                                          -------------        -----------------
       Total net revenue                                       $28,746                  $29,582
                                                          =============        =================

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND INCOME TAXES:
     Managed care services                                         553                   $  489
     Professional services                                         200                      403
     Other integrated services                                     970                      794
                                                          -------------        -----------------
        Segment totals                                           1,723                    1,686
     Depreciation                                                (645)                    (673)
     Amortization                                                (116)                    (337)
     Interest expense                                            (719)                    (851)
     Corporate                                                   (675)                    (634)
                                                          -------------        -----------------
        Income (loss) before extraordinary item and
            income taxes                                       $ (432)                  $ (809)
                                                          =============        =================

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (Amounts in thousands except share data)


5.  EARNINGS PER SHARE

     The following tables sets forth the computation of basic and diluted earnings (loss) per share:

                                                             FOR THE THREE MONTHS
                                                                ENDED MARCH 31,
                                                          ----------------------------
                                                             2002             2001
                                                          ------------    ------------
Income (loss) before extraordinary item                   $       (257)   $       (809)
Preferred stock dividend                                          (103)           --
                                                          ------------    ------------
Income (loss) before extraordinary items available
   to common stockholders                                 $       (360)   $       (809)
Extraordinary item                                               5,314            --
                                                          ------------    ------------
Net income (loss) available to common stockholders        $      4,954            (809)
                                                          ============    ============


Weighted average common shares outstanding -
    basic and diluted                                       12,733,365      12,759,336
                                                          ============    ============

Earnings Per Share - basic and diluted:

  Income (loss) before extraordinary items available to
     common stockholders                                  $      (0.03)   $      (0.06)
  Extraordinary item                                              0.42            --
                                                          ------------    ------------
  Net income (loss) per common share                      $       0.39    $      (0.06)
                                                          ============    ============

     The following table reflects the potential common shares of the Company at March 31, 2002 and 2001. These potential shares have been excluded from the calculation of diluted earnings per share because their effect would be antidilutive.

                                             2002              2001
                                         -------------     -------------
    Options                                 2,470,458           920,458
    Warrants                               21,176,198         3,501,198
    Convertible Preferred Stock            32,049,598           418,803
                                         -------------     -------------
                                           55,696,254         4,840,459
                                         =============     =============

6.   CONTINGENCIES

     The Company is both a plaintiff and defendant in lawsuits incidental to its current and former operations. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at March 31, 2002 cannot be ascertained. Management is of the opinion that, after taking into account the merits of defenses and established reserves, the ultimate resolution of these matters will not have a material adverse impact on the Company's consolidated financial position or results of operations.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (Amounts in thousands except share data)


7.   NEW ACCOUNTING PRONOUNCEMENT

     Effective January 1, 2002, the Company adopted Financial Accounting Standard ("FAS") No. 142, "Goodwill and Other Intangible Assets". The standard changes the accounting for goodwill and intangible assets with an indefinite life whereby such assets will no longer be amortized; however the standard does require evaluation for impairment, and a corresponding writedown, if appropriate. FAS No. 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company will complete its transitional impairment test by June 30, 2002.

     Comparative information as if goodwill had not been amortized in the first quarter of 2001 is as follows:

                                                      Three Months Ended
                                                           March 31,
                                                     ----------------------
                                                        2002        2001
                                                     ---------   ---------
Net income (loss) as reported                        $   5,057   $    (809)
Add back:  goodwill amortization                          --           238
                                                     ---------   ---------
Adjusted net income (loss)                           $   5,057   $    (571)
                                                     =========   =========

Earnings per common share - basic and diluted:

Net income (loss)                                    $    0.39   $   (0.06)
Goodwill amortization                                     --          0.02
                                                     ---------   ---------
Adjusted net income (loss) per share                 $    0.39   $   (0.04)
                                                     =========   =========

     Intangible assets consist of the following at March 31, 2002 and 2001:

                                                                    Accumulated
                                                    Gross           Amortization            Net
                                                 ------------      ---------------      ------------
2002:
  Administrative Services Agreement                   $7,123               $(712)            $6,411
  Other                                                2,144                (593)             1,551
                                                 ------------      ---------------      ------------
    Total                                             $9,267             $(1,305)            $7,962
                                                 ============      ===============      ============

2001:

  Administrative Services Agreement                   $7,123               $(427)            $6,696
  Other                                                2,412                (673)             1,739
                                                 ------------      ---------------      ------------
    Total                                             $9,535             $(1,100)            $8,435
                                                 ============      ===============      ============

     Amortization of intangibles was $116 and $119 for the three months ended March 31, 2002 and 2001, respectively. Estimated annual amortization expense is expected to be $472, $465, $403, $403 and $403 for the years 2002, 2003, 2004,
2005 and 2006, respectively.

     Effective January 1, 2002, the Company adopted FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". FAS No. 144 addresses the conditions under which an impairment charge should be recorded related to long-lived assets to be held and used, except for goodwill, and those to be disposed of by sale or otherwise. There was no effect on the Company's financial statements as a result of such adoption.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and management's discussion and analysis contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 1, 2002 and February 11, 2002, respectively.

     Overview. OptiCare Health Systems, Inc. (the "Company") is an integrated eye care services company that delivers a range of services and systems for eye health professionals and consumers, including managed care and professional eye care services. The Company executes its business through three business segments: (1) managed care services (2) professional services and (3) other integrated services. The managed care services segment contracts with insurers, managed care plans and other third party payors to manage claims payment administration of eye health benefits. The professional services segment provides laser and ambulatory surgery facilities; develops and sells integrated practice management systems, including internet-based software solutions; and provides support services to eye care professionals throughout the country. The other integrated services segment owns, operates and/or contracts with integrated eye health centers and professional optometric practices in Connecticut and North Carolina, and provides wholesale buying services to eye care professionals nationwide.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

     Managed care services revenue. Managed care services revenue decreased to $7.4 million for the three months ended March 31, 2002 from $7.7 million for the three months ended March 31, 2001, a decrease of $0.3 million. This decrease was primarily due to an amendment to the company's contract with ConnectiCare in April 2001, allowing ConnectiCare to resume administration of the contract. This decrease was partially offset by negotiated increases in capitation revenue on existing contracts.

     Product sales revenue. Product sales revenue decreased to $14.1 million for the three months ended March 31, 2002 compared to $14.9 million for the three months ended March 31, 2001, a decrease of $0.8 million. Of this decrease $0.5 million represented a decrease in buying group revenue resulting from decreases in purchasing volume. This decrease in volume was primarily due to consolidation in the eyecare industry whereby smaller independent eyecare businesses are being replaced by larger eyecare chains that purchase directly from vendors. The company expects this shift to continue and potentially further reduce the buying group's market share and revenue; however the company does not expect this trend to have a material impact on its overall profitability. The remaining $0.3 million decrease represented a decrease in retail optometry sales primarily due to the closure of certain optometry facilities during 2001 in connection with the restructuring of operations in Connecticut.

     Services revenue. Services revenue increased to $7.2 million for the three months ended March 31, 2002 from $6.9 million for the three months ended March 31, 2001, an increase of $0.3 million. This increase was comprised of a $0.3 million increase in optometry and ophthalmology revenue primarily due to increased productivity in 2002, and a $0.4 million increase in revenue associated with increased sales of software systems. These increases were partially offset by a $0.4 million decrease in Health Service Organization revenue. The company's revenue stream from fees collected under its Health Service Organization agreements has been decreasing due to disputes with certain physician practices who are parties to these agreements. The company is in litigation with several of these practices and intends to pursue settlement of these matters in the future. While a continued decrease in these fees could negatively impact our cash flows, the company is currently focusing on resolving the disputes with these practices and believes that the collections will increase during 2002 due to settlements, resumption of the contractual payment schedules or a combination of both.

     Medical claims expense. Medical claims expense decreased to $5.8 million for the three months ended March 31, 2002 from $6.2 million for the three months ended March 31, 2001, a decrease of $0.4 million. The medical claims expense loss ratio (MLR), representing medical claims expense as a percentage of managed care revenue, improved to 78.1% in 2002, from 80.3% in 2002. This improvement in MLR was primarily due to the ConnectiCare contract that is no longer managed by the company, which had higher MLRs than the average of the company's remaining contracts, and to negotiated increases in capitation rates on existing managed care contracts.

     Cost of product sales. Cost of product sales decreased to $9.1 million for the three months ended March 31, 2002 from $9.5 million for the three months ended March 31, 2001, a decrease of $0.4 million. This decrease represented a reduction in cost of sales related to the buying group program as a result of the decrease in sales volume.

     Income (loss) before income taxes. The company reported a loss before income taxes of $0.4 million for the three months ended March 31, 2002 compared to a loss before income taxes of $0.8 million for the three months ended March 31, 2001. The improvement was primarily due to overall increased profitability in managed care and services as described above.

     Income tax expense (benefit). The company reported a $0.2 million income tax benefit for the three months ended March 31, 2002 related to the operating loss. The company did not record an income tax benefit on its operating loss for the three months ended March 31, 2001, primarily due to the uncertainty surrounding the company's ability to utilize its net operating loss carryforwards at that time.

     Extraordinary item. The company reported a $5.3 million net gain on early extinguishment of debt for the three months ended March 31, 2002. The gain was comprised of approximately $10.0 million of forgiveness of principal and interest by Bank Austria, the company's former senior secured lender, and was partially offset by the write-off of $1.2 million of related unamortized deferred financing fees and debt discount, and $3.5 million of income taxes.

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

     As of March 31, 2002, we had approximately $3.0 million of cash and cash equivalents, $3.0 million of borrowings outstanding under a term loan, and $6.0 million outstanding under our revolving credit agreement. Although we have a $10 million revolving credit facility, the amount available to be borrowed at any time is based on the value of the collateral underlying the facility and on the amount outstanding under the facility at such time. As of March 31, 2002, we had $1.4 million of available credit under our revolving credit facility. Subsequent to March 31, 2002, we borrowed the remaining amount available under our revolving credit facility and received an additional $1.0 million temporary over-advance from our lender, CapitalSource.

     For the three months ended March 31, 2002, the company used $1.1 in operating activities, which included a $0.3 million loss (before an extraordinary gain on the early extinguishment of debt) and a $1.7 million increase in other assets, which were partially offset by non-cash charges of $0.8 million for depreciation and amortization. Net cash provided by operating activities of $1.2 million for the three months ended March 31, 2001 included an $0.8 million loss from operations offset by $1.1 million increase in accounts payable and accrued expenses and $1.0 million of non-cash charges for depreciation and amortization

     Net cash used in investing activities was $1.5 million for the three months ended March 31, 2002 compared to $0.1 million for the three months ended March 31, 2000. Net cash used in financing activities in 2002 consisted principally of $1.4 million paid to reacquire certain notes receivable and contractual rights as part of the Capital Restructuring Transactions.

     Net cash provided by financing activities was $3.1 for the three months ended March 31, 2002 compared to $0.3 million for the three months ended March 31, 2001. Net cash provided by financing activities in 2002 consisted of approximately $27.3 from the issuance of debt and preferred stock which was partially offset by approximately $24.2 million of principal payments on long-term debt, primarily related to the company's capital restructuring in January 2002. The primary sources of net cash from financing activities for the three months ended March 31, 2001 was $0.5 million of net proceeds from additional funds borrowed under the company's amended bridge loan which was partially offset by approximately $0.2 million of principal payments on long-term debt.

     As of March 31, 2001, under an agreement with the Texas Department of Insurance, the company is required to maintain a restricted investment of $250,000. The company does not believe the requirements of the Texas Department of Insurance will have a material impact on the company's liquidity.

     As previously disclosed in our filings with the Securities and Exchange Commission the Company was in default of its obligations to its then senior lender, Bank Austria Creditanstalt Corporate Finance, Inc. On January 25, 2002 the default was cured as a result of the Capital Restructuring Transactions described below.

     The Capital Restructuring Transactions

     On January 25, 2002, the company completed a series of transactions that resulted in a major reduction in, and restructuring of, the debt described above as well as our issuance of voting capital stock. The transactions included, among other things, the following:

     1. Palisade Concentrated Equity Partnership, L.P., a fund manager and stockholder of the company, purchased, for $3.6 million in cash, 2,571,429 shares of the company's Series B 12.5% Voting Cumulative Convertible Participating Preferred Stock, par value $.001 per share, referred to as the Series B Preferred Stock, convertible into 25,714,290 shares of common stock. Linda Yimoyines, wife of Dr. Yimoyines, purchased for a cash payment of $0.4 million, 285,714 shares of Series B Preferred Stock. The Series B Preferred Stock is described in more detail below.

     2. Bank Austria forgave the portion of our indebtedness to it in excess of $21.8 million and sold the loans and other obligations of the company which Bank Austria then held, including security agreements, pledges of stock by certain of our subsidiaries and guarantees of loans and other obligations, to CapitalSource Finance LLC, a Delaware limited liability company.

     3. CapitalSource, as lender, and the company, as borrower, amended and restated the terms of the indebtedness acquired by CapitalSource from Bank Austria by entering into an Amended and Restated Revolving Credit, Term Loan and Security Agreement, referred to as the Loan and Security Agreement or the Credit Facility.

     4. Palisade made a subordinated loan to us of $13.9 million, and Linda Yimoyines, wife of Dean J. Yimoyines, made a subordinated loan to us of $100,000, which loans are evidenced by senior subordinated secured notes, the terms of which are described in more detail below.

     5. In connection with providing its $13.9 million subordinated loan to the company, Palisade received warrants entitling Palisade to purchase up to 17,375,000 shares of common stock at an exercise price of $0.14 per share (subject to anti-dilution provisions). In connection with her providing a $100,000 subordinated loan to the company, Ms. Yimoyines received warrants entitling her to purchase up to 125,000 shares of common stock at an exercise price of $0.14 per share (subject to anti-dilution provisions). The warrants issued to Palisade and to Ms. Yimoyines are exercisable during a ten-year period expiring January 24, 2012.

     6. In conjunction with the amendment and restatement of the credit facility, we issued 10-year warrants to CapitalSource to purchase 250,000 shares of our common stock at an exercise price of $0.14 per share (subject to anti-dilution provisions).

     7. The company applied a portion of the proceeds of the Palisade loan to pay down the indebtedness under our credit facility now held by CapitalSource.

     8. Our bridge loan from Alexander Enterprise was satisfied in full, as follows:

         a. $2.5 million in cash was paid to Alexander Enterprise in full satisfaction of the principal and interest owed to Alexander Enterprise under the bridge loan. Alexander Enterprise relinquished its security interest in the assets of the company and has no further claims against us. The cash was provided by the $3.6 million purchase by Palisade of Series B Preferred Stock.

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

     10. Without further consideration, Bank Austria surrendered to the company warrants previously issued to it to purchase 100,000 shares of the company's common stock; surrendered to the company (for retirement) 418,803 shares of Series A convertible preferred stock of the company; and surrendered to the company (for retirement) 56,900 shares of common stock.

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

     In connection with the Capital Restructuring Transactions, we agreed that, so long as Palisade owns more than 50% of the voting power of the company, Palisade shall have the right to designate a majority of our board of directors. Pursuant to this provision, three nominees of Palisade were elected to the company's board of directors effective January 25, 2002.

     In connection with the Capital Restructuring Transactions, our stockholders approved various equity-related proposals by written consent in a solicitation process which commenced on January 4, 2002. Among those was a proposal to increase the number of shares of authorized common stock from 50,000,000 to 75,000,000. The additional authorized shares provide the availability of common stock to be issued upon conversion of the Series B Preferred Stock and exercise of the warrants which were issued to Palisade, Ms. Yimoyines and CapitalSource.

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

     In conjunction with the Capital Restructuring Transactions the company adopted a by-law amendment which provides that, for so long as Palisade holds more than 50% of our voting power, the approval of the majority of the company's independent directors (as that term is defined by the American Stock Exchange) is required to, among other things, redeem the Series B Preferred Stock; issue any new class or series of preferred stock to Palisade; issue a security convertible into preferred stock to Palisade; declare or pay any dividend in cash, property or securities of the company; or amend the special voting provision of the company's by-laws.

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

     The principal terms of the revolving credit facility with CapitalSource are:

     o The maximum amount which may be advanced under the revolving credit facility is the lesser of (i) $10 million or (ii) 80% of eligible accounts receivable and inventory of the company, plus up to an additional $750,000. In addition, prior to April 1, 2002, the amount available was up to 85% of eligible accounts receivable and inventory, plus an additional $750,000. If the outstanding balance as of April 1, 2002 is in excess of 80% of eligible accounts receivable and inventory, the excess must be paid down in monthly installments over the four months ending July 31, 2002.

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

     o The revolving credit facility expires and the outstanding balance of the revolving credit facility, together with accrued but unpaid interest, comes due in full on January 25, 2005, three years from the closing of the amended and restated Loan and Security Agreement.

With respect to both the term loan and the revolving credit facility, we must also pay a monthly "unused line fee" that equals the excess, if any, of $3,000 over all interest accrued for such month.

The Loan and Security Agreement contains certain restrictions on the conduct of our business, including, among other things, restrictions on incurring debt, purchasing or investing in the securities of, or acquiring any other interest in, all or substantially all of the assets of any person or joint venture, declaring or paying any cash dividends or making any other payment or distribution on our capital stock, and creating or suffering liens on our assets. We are required to maintain certain financial covenants, including a minimum fixed charge ratio and a minimum net worth.

    The company's subsidiaries have guaranteed payments and other obligations under the credit facility and the company (including certain subsidiaries) has granted a security interest in substantially all its assets in favor of CapitalSource. The company also pledged the capital stock of certain of its subsidiaries to CapitalSource.

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

     Principal is due to be paid in 10 years (i.e., on January 25, 2012) and interest is payable quarterly at the rate of 11.5%. In the first and second years, the company has the right to defer 100% and 50%, respectively, of interest to maturity by increasing the principal amount of the note by the amount of interest so deferred. In the third through tenth years, the holder of the note has the right to require the company to defer interest to maturity by increasing the principal amount of the note by the amount of interest so deferred. As of March 31, 2002, the Company deferred the first payment of interest on these senior notes to maturity by increasing the principal balance of these notes by $295,000 (the amount of interest due on the notes at March 31, 2002).

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

     The occurrence of certain events or conditions described in the Notes (subject to grace periods in certain cases) constitutes a "default." If a default occurs, the entire outstanding balance of principal and interest would become immediately due and payable. Such defaults include, but are not limited to, failure to pay any principal or interest under the notes when due; failure to pay any principal or interest when due with respect to the CapitalSource credit facility; failure to perform or comply with any obligation under the notes; entry of a final judgment against the company, which, together with all other final judgments, exceeds in the aggregate $250,000, and which judgment is not stayed, paid or discharged; and bankruptcy, insolvency or receivership proceedings with respect to the company.

The Series B Preferred Stock

     The Company issued 3,204,959 shares of Series B 12.5% Voting Cumulative Convertible Participating Preferred Stock. The Preferred Stock accrues cumulative dividends at an annual rate of 12.5%. As of March 31, 2002, accrued and unpaid dividends on the Preferred Stock were approximately $103,000.

     Each share of Series B Preferred Stock is immediately convertible into ten shares of common stock and has the voting power equivalent to ten shares of common stock, subject to certain anti-dilution adjustments. The Preferred Stock is redeemable at any time by the company on 30 days' notice and must be redeemed in full by the company on

December 31, 2008, at a price equal to the greater of the aggregate adjusted redemption value of the Series B Preferred Stock plus accrued but unpaid dividends or the amount the preferred stockholders would be entitled to receive if the Series B Preferred Stock plus accrued dividends were converted at that time into common stock and the company were to liquidate and distribute all of its assets to its common stockholders.

RECENT ACCOUNTING CHANGES

     Effective January 1, 2002, the Company adopted Financial Accounting Standard ("FAS") No. 142, "Goodwill and Other Intangible Assets". The standard changes the accounting for goodwill and intangible assets with an indefinite life whereby such assets will no longer be amortized; however the standard does require evaluation for impairment, and a corresponding writedown, if appropriate. FAS No. 142 requires a transitional goodwill impairment test six months from the date of adoption. The Company will complete its transitional impairment test by June 30, 2002.

     Effective January 1, 2002, the Company adopted FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". FAS No. 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including discontinued operations. There was no effect on the Company's financial statements as a result of such adoption.

IMPACT OF INFLATION AND CHANGING PRICES

     The Company is subject to pre-determined Medicare reimbursement rates which, for certain products and services, have decreased over the past three years. A decrease in Medicare reimbursement rates could have an adverse effect on the Company's results of operations if it can not manage these reductions through increases in revenues or decreases in operating costs. To some degree, prices for health care are driven by Medicare reimbursement rates, so that the Company's non-Medicare business is also affected by changes in Medicare reimbursement rates.

     Management believes that inflation has not had a material effect on the Company's revenues for the three-month periods ended March 31, 2002 and 2001.

FORWARD-LOOKING INFORMATION AND RISK FACTORS

     The statements in this Form 10-Q and elsewhere (such as in other filings by the company with the Securities and Exchange Commission, press releases, presentations by the company or its management and oral statements) that relate to matters that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1934. When used in this document and elsewhere, words such as "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may," "predict" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements include those relating to:

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

     o The fact that certain parties are challenging the validity of and/or the company's compliance with Health Services Organization contracts and have ceased or may cease making payments under such contracts, jeopardizing the company's cash flow; and

     o Other risks and uncertainties discussed in this Form 10-Q and detailed from time to time in the company's periodic earnings releases and reports filed with the Securities and Exchange Commission.

     We undertake no obligation to publicly update or revise forward looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The company is subject to market risk from exposure to changes in interest rates based on its financing activities under its credit facility with CapitalSource, due to its variable interest rate. The nature and amount of the company's indebtedness may vary as a result of future business requirements, market conditions and other factors. The extent of the company's interest rate risk is not quantifiable or predictable due to the variability of future interest rates and financing needs. The company does not expect changes in interest rates to have a material effect on income or cash flows in the year 2002, although there can be no assurances that interest rates will not significantly change. An increase of 10% in the interest rate payable by the company on its variable rate debt would increase the quarterly interest expense by approximately $15,000 assuming that the Company's borrowing level is unchanged. The company did not use derivative instruments to adjust the Company's interest rate risk profile during the three months ended March 31, 2002.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     Described below is information regarding all securities that have been sold by the Company during the first quarter ended March 31, 2002 that were not registered under the Securities Act.

     On January 4, 2002, the Company granted options to purchase 1,305,000 shares of Common Stock under the Performance Stock Program, at an exercise price of $0.15 per share.

     On January 25, 2002, the Company granted options to purchase 120,000 shares at an exercise price of $0.31 per share and on March 19, 2002 granted options to purchase 125,000 shares of common stock at $0.16 per share. These options were granted under the 2002 Stock Incentive Plan.

     On or about January 25, 2002, in connection with the closing of the Capital Restructuring Transactions, the Company issued warrants to purchase common stock as follows: (i) in connection with providing the $13.9 million subordinated loan to the Company, the Company issued to Palisade warrants to purchase up to 17,375,000 shares of common stock; (ii) in connection with providing the $0.1 million subordinated loan to the company, Ms. Yimoyines received warrants to purchase up to 125,000 shares of common stock; and (iii) in connection with the amendment and restatement of the credit facility, CapitalSource received warrants to purchase 250,000 shares of common stock. These warrants were issued at an exercise price of $0.14 per share and are exercisable during a ten-year period expiring January 24, 2012. The estimated fair value of the warrants was recorded as a debt discount.

     On or about January 25, 2002 in connection with the closing of the Capital Restructuring Transactions, Palisade purchased, for $3.6 million in cash, 2,571,429 shares of the company's Series B 12.5% Voting Cumulative Convertible Participating Preferred Stock, par value $.001 per share, referred to as the Series B Preferred Stock, convertible into 25,714,290 shares of common stock, pursuant to the Restructure Agreement. Linda Yimoyines, wife of Dr. Yimoyines, purchased for a cash payment of $0.4 million, 285,714 shares of Series B Preferred Stock. The cash was used primarily to payoff the principal and interest due to Alexander Enterprise under the bridge loan.

     On or about January 25, 2002, in connection with the closing of the Capital Restructuring Transactions, the Company satisfied its obligations to Palisade as a participant under the bridge loan by issuing to Palisade 309,170.5 shares of Series B Preferred Stock. The amount of such participation, including accrued but unpaid interest, was $432,839. The Company also satisfied its obligations to Ms. Yimoyines as a participant under the bridge loan by issuing to Ms. Yimoyines 38,646.3 shares of Series B Preferred Stock. The amount of such participation, including accrued but unpaid interest, was $54,104.

     On or about January 25, 2002, the company granted warrants to purchase 25,000 shares of Common Stock at $0.14 per share.

     On March 19, 2002, the company awarded 25,000 shares of restricted Common Stock under the 2002 Stock Incentive Plan.

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

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Commencing January 4, 2002, a number of proposals relating to our capital restructuring were submitted to the company's stockholders for their written consent in lieu of a meeting. The consent solicitation terminated on January 18, 2002. Votes were received from stockholders holding a total of 9,140,030 shares of common stock of the company. All proposals were approved by a majority of our stockholders.

In the consent solicitation, the proposals listed below were approved by the following votes:

--------------------------------------------------------------------------------------------------------------------------
                                                                        NUMBER OF         NUMBER OF          NUMBER OF
                                                                          SHARES         SHARES VOTED         SHARES
                              PROPOSAL                                  VOTED FOR:        AGAINST :         ABSTAINED:
--------------------------------------------------------------------------------------------------------------------------
Approval of an amendment to the company's certificate of
incorporation to increase the number of authorized shares of
common stock from 50,000,000 to 75,000,000 shares.                      7,488,284         1,406,853           244,893
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
Approval of the creation of a new class of convertible preferred stock, to be designated as the Series B 12.5% voting cumulative convertible participating preferred stock, as authorized by the
company's board of directors, consisting of up to 3,500,000 shares.     7,405,784         1,406,853           327,393
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
Approval of the issuance and sale of approximately 2,571,429 shares of the Series B Preferred Stock to Palisade Concentrated
Equity Partnership, L.P. for a cash payment of $3,500,000.              7,422,784         1,448,805           268,441
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
Approval of an investment in the company by Dean J. Yimoyines,
M.D., chairman of the board and chief executive officer of the company, and/or members of his family, of $500,000 in cash, of which $400,000 would be invested in the form of a purchase of
285,714 shares of Series B Preferred Stock, and $100,000 would be invested as a subordinated secured loan to the company due in 10 years; references to Dr. Yimoyines acting as an investor include
such family members and/or trusts.                                      7,563,236         1,390,853           185,941
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
Approval of the issuance to Palisade of approximately 285,714 additional shares of Series B Preferred Stock (plus additional shares of Series B Preferred Stock for accumulated interest) as payment in full of principal and interest owed on Palisade's
$400,000 participation in a junior secured bridge loan to the
company by Alexander Enterprise Holdings Corp.                          7,422,784         1,389,853           327,393
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
Approval of the issuance to Dr. Yimoyines of 35,714 additional shares of the Series B Preferred Stock (plus additional shares of
Series B Preferred Stock for accumulated interest) as payment in full of principal and interest owed on Dr. Yimoyines' $50,000 participation in a junior secured bridge loan to the company by
Alexander Enterprise Holdings Corp.                                     7,404,782         1,407,853           327,395
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
Approval of the issuance to Palisade and Dr. Yimoyines of
warrants to purchase an aggregate of up to 17,500,000 shares of common stock, at an exercise price of $0.14 per share, subject to adjustment, in connection with their making subordinated secured loans to the company of $14,000,000 of principal in the aggregate and agreeing to defer a portion of the interest accruing thereon to the 10-year maturity date of the loans, which loans are to be
evidenced by subordinated secured notes issued by the company.          7,326,809         1,466,805           346,416
--------------------------------------------------------------------------------------------------------------------------

     There were no broker non-votes on any of the above proposals.

ITEM 5. OTHER INFORMATION

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

     By letter dated November 19, 2001, the staff of the American Stock Exchange advised us that it would recommend to the exchange's Committee on Securities the delisting of our common stock. We appealed such recommendation and a hearing on the appeal was held before the Committee on Securities on January 29, 2002. The Committee decided at that time to postpone a determination of whether or not to delist our common stock pending timely receipt of our Annual Report on Form 10-K for the year ended December 31, 2001, and review of that report by the Committee and the staff of the exchange. The Company timely filed its Annual Report on Form 10-K on April 1, 2002.

     On April 12, 2002 the American Stock Exchange Committee on Securities determined not to recommend to the Amex Adjudicatory Council that an application be filed with the SEC to strike the company's common stock from listing and registration on the Amex.

     In accordance with pending amendments to the Amex Company Guide, the company will be subject to a 12-month follow-up period during which the company will be reviewed to ensure that it does not again fall below any of the Amex continued listing requirements.

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

     10.22 Lease dated March 1, 1997 by and between HBIC, as landlord, and CEC, a wholly-owned subsidiary of PrimeVision Health, Inc., as tenant, for premises located at 110 Zebulon Court, Rocky Mount, North Carolina, incorporated herein by reference to Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-Q filed on November 15, 1999.

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

     10.36 Stock Purchase Agreement dated October 1, 1999, among the Registrant, Stephen Cohen, Robert Airola, Gerald Mandel and Reginald Westbrook (excluding schedules and other attachments thereto), incorporated herein by reference to
                     Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q filed on November 15, 1999.

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

     10.47 Secured promissory note dated as of October 10, 2000, made by the Registrant to Alexander Enterprise Holdings Corp., incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, Exhibit 10.12

     10.48 Security Agreement dated as of October 10, 2000, among the Registrant, OptiCare Eye Health Centers, Inc., PrimeVision Health, Inc., Consolidated Eye Care, Inc. and each of the other subsidiaries and affiliates of the Registrant listed on the signature pages thereto, in favor of Alexander Enterprise Holdings Corp., incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, Exhibit 10.13.

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

     10.58 Third Amendment to Amended and Restated Loan and Security Agreement, dated as of January 5, 2001, by and among Bank Austria Creditanstalt Corporate Finance, Inc. and OptiCare Eye Health Network, Inc., OptiCare Eye Health Centers, Inc., PrimeVision Health Inc., and the Registrant, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000,
                     Exhibit 10.58.

     10.59 Amendment to Security Agreement dated as of January 5, 2001, among the Registrant, OptiCare Eye Health Centers, Inc., PrimeVision Health, Inc., Consolidated Eye Care, Inc. and each of the other subsidiaries and affiliates of the Registrant listed on the signature pages thereto, in favor of Alexander Enterprise Holdings Corp., incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, Exhibit 10.59.

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

     10.70 Subordination Agreement dated January 25, 2002, among Palisade Concentrated Equity Partnership, L.P., Linda Yimoyines, CapitalSource Finance, L.L.C. and the Company, incorporated herein by reference to the Registrant's Current Report on Form 8-K dated January 25, 2002, Exhibit 10.8.

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

     10.74 OptiCare Directors' & Officers' Tail Policy Trust dated January 10, 2002, between the Registrant and Norman S. Drubner, Esq.,as trustee. +

     10.75 Employment Agreement dated as of September 1, 2001, between the Registrant and William Blaskiewicz, incorporated herein by reference to Exhibit 10.21 of the Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2001.+

     10.76 Form of Employment Letter Agreement between the company and Christopher J. Walls dated February 18, 2002.*+

*  Filed herewith.
+  Management or compensatory plan.

     b.  Reports filed on Form 8-K filed in the period covered by this report:

         The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on February 11, 2002 relating to a series of transactions which resulted in a change of control and three new members of the Board of Directors (as described in Item 1 to the Form 8-K) and a major restructuring of its debt, equity and voting capital stock (as described in Item 5 to the Form 8-K).



                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be filed on its behalf by the undersigned, hereunto duly authorized.

Date:   May 15, 2002                   OPTICARE HEALTH SYSTEMS, INC.



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