Form 10-Q
period 2002-06-30
OPTICARE HEALTH SYSTEMS INC
filed 2002-08-14
CIK 311046

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                              [X] Yes      [ ] No

         The number of shares outstanding of the registrant's Common Stock, par value $.001 per share, at August 1, 2002 was 12,783,192 shares.

                               INDEX TO FORM 10-Q


                                                                                        Page No.
                                                                                        --------
PART I. FINANCIAL INFORMATION

    Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets at June 30, 2002 and
                  December 31, 2001 (unaudited)                                             3

               Condensed Consolidated Statements of Operations for the three and
                  six months ended June 30, 2002 and 2001 (unaudited)                       4

               Condensed Consolidated Statements of Cash Flows for the six
                  months ended June 30, 2002 and 2001 (unaudited)                           5

               Notes to Condensed Consolidated Financial Statements                         6

    Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                      12

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk                    22

PART II.     OTHER INFORMATION

    Item 1.  Legal Proceedings                                                             22

    Item 2.  Changes in Securities and Use of Proceeds                                     23

    Item 4.  Submission of Matters to a Vote of Security Holders                           23

    Item 6.  Exhibits and Reports on Form 8-K                                              24


SIGNATURE                                                                                  31


CERTIFICATION                                                                              32


                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                    JUNE 30,    DECEMBER 31,
                                                                                      2002         2001
                                                                                    --------    ------------
  ASSETS
  CURRENT ASSETS:
     Cash and cash equivalents                                                     $  3,035      $  2,536
     Accounts receivable, net                                                         6,729         6,915
     Inventories                                                                      2,174         1,787
     Deferred income taxes, current                                                   2,700         6,000
     Assets held for sale                                                             2,656         2,729
     Other current assets                                                               943           616
                                                                                   --------      --------
         Total Current Assets                                                        18,237        20,583
  Property and equipment, net                                                         3,751         4,723
  Intangible assets, net                                                              1,442         1,531
  Goodwill, net                                                                      20,516        20,516
  Deferred income taxes, non-current                                                  1,800         1,800
  Assets held for sale, non-current                                                   4,695         8,726
  Other assets                                                                        3,529         1,863
                                                                                   --------      --------
          TOTAL ASSETS                                                             $ 53,970      $ 59,742
                                                                                   ========      ========


  LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
     Accounts payable                                                              $  4,124      $  4,386
     Accrued expenses                                                                 6,372         7,663
     Current portion of long-term debt                                                1,725         1,729
     Liabilities of held for sale business                                            1,877         1,978
     Other current liabilities                                                        1,049         1,372
                                                                                   --------      --------
          Total Current Liabilities                                                  15,147        17,128
                                                                                   --------      --------

  Long-term debt, less current portion                                               23,849        32,508
  Liabilities of held for sale business                                                 299           257
  Other liabilities                                                                   1,091         2,867
                                                                                   --------      --------
         Total non-current liabilities                                               25,239        35,632
                                                                                   --------      --------


  Series B 12.5% voting, mandatorily redeemable , cumulative, convertible preferred stock, $0.001 par value, 3,500,000 shares authorized,
    3,204,959 shares issued and outstanding                                           4,487             -
                                                                                   --------      --------

  STOCKHOLDERS' EQUITY:
  Series A Convertible Preferred Stock, $.001 par value, 550,000 shares authorized; no shares outstanding at June 30, 2002; 418,803 shares
     outstanding at December 31, 2001.                                                    -             1
  Common Stock, $0.001 par value; 75,000,000 shares authorized;
     12,783,192 and 12,815,092 shares outstanding at June 30, 2002 and
     December 31, 2001, respectively.                                                    13            13
  Additional paid-in-capital                                                         61,810        60,679
  Accumulated deficit                                                               (52,726)      (53,711)
                                                                                   --------      --------
           Total Stockholders' Equity                                                 9,097         6,982
                                                                                   --------      --------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIT)                                                                        $ 53,970      $ 59,742
                                                                                   ========      ========

See notes to condensed consolidated financial statements.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                       FOR THE THREE MONTHS              FOR THE SIX MONTHS
                                                                          ENDED JUNE 30,                   ENDED JUNE 30,
                                                                   -----------------------------    -----------------------------
                                                                        2002             2001            2002             2001
                                                                   ------------     ------------    ------------     ------------
NET REVENUES:
   Managed care services                                              $  7,159         $  6,823        $ 14,607         $ 14,654
   Product sales                                                        10,894           12,316          21,660           24,261
   Other services                                                        5,490            5,540          10,655           10,386
   Other income                                                            646                -             646                -
                                                                   ------------     ------------    ------------     ------------
     Total net revenues                                                 24,189           24,679          47,568           49,301
                                                                   ------------     ------------    ------------     ------------

OPERATING EXPENSES:
   Medical claims expense                                                5,819            5,354          11,651           11,670
   Cost of product sales                                                 8,549            9,836          17,193           19,372
   Cost of services                                                      2,368            2,406           4,635            4,578
   Selling, general and administrative                                   6,317            5,931          12,485           12,204
   Depreciation                                                            465              495             939              999
   Amortization                                                             45              332              89              591
    Interest expense                                                       834              739           1,531            1,492
                                                                   ------------     ------------    ------------     ------------
      Total operating expenses                                          24,397           25,093          48,523           50,906
                                                                   ------------     ------------    ------------     ------------

    Loss from continuing operations before income taxes                   (208)            (414)           (955)          (1,605)
Income tax benefit                                                         (83)             (27)           (382)            (180)
                                                                   ------------     ------------    ------------     ------------
    Loss from continuing operations                                       (125)            (387)           (573)          (1,425)

Income (loss) from discontinued operations, net of tax                      (5)              40             184              269
Loss on disposal of discontinued operations                             (3,940)               -          (3,940)               -
                                                                   ------------     ------------    ------------     ------------
       Loss before extraordinary gain                                   (4,070)            (347)         (4,329)          (1,156)

Extraordinary gain on early extinguishment of debt,  net  of
   income taxes of $3,475                                                    -                -           5,314                -
                                                                   ------------     ------------    ------------     ------------
Net Income (loss)                                                     $ (4,070)        $   (347)       $    985         $ (1,156)
                                                                   ============     ============    ============     ============


EARNINGS (LOSS) PER SHARE--BASIC AND DILUTED:
Loss from continuing operations available to
  common stockholders                                                 $  (0.02)        $  (0.03)       $  (0.06)        $  (0.11)
Income (loss) from discontinued operations                               (0.31)               -           (0.30)            0.02
Extraordinary gain                                                           -                -            0.42                -
                                                                   ------------     ------------    ------------     ------------
Net income (loss) available to common stockholders                    $  (0.33)        $  (0.03)       $   0.06         $  (0.09)
                                                                   ============     ============    ============     ============



      See notes to condensed consolidated financial statements.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 FOR THE SIX MONTHS ENDED JUNE 30,
                                                                              ---------------------------------------
                                                                                   2002                   2001
                                                                              -----------------     -----------------
  OPERATING ACTIVITIES:
     Net income (loss)                                                            $  985                $ (1,156)
       Extraordinary gain on early extinguishment of debt                         (5,314)                      -
       (Income) loss on discontinued operations                                    3,756                    (269)
                                                                                 -------                --------
     Loss from continuing operations                                                (573)                 (1,425)
     Adjustments to reconcile net loss to net cash provided
          by (used in) operating activities:
     Depreciation                                                                    939                     999
      Amortization                                                                    89                     591
      Changes in operating assets and liabilities
         Accounts receivable                                                         186                    (194)
         Inventories                                                                (387)                   (221)
         Other assets                                                               (549)                    821
         Accounts payable and accrued expenses                                    (1,553)                    457
         Other liabilities                                                            18                     (91)
                                                                                 -------                --------
  Net cash provided by (used in) operating activities                             (1,830)                    937
                                                                                 -------                --------

  INVESTING ACTIVITIES:
      Purchase of notes receivable                                                (1,350)                      -
      Purchases of equipment                                                         (90)                    (94)
                                                                                 -------                --------
  Net cash (used in) investing activities                                         (1,440)                    (94)
                                                                                 -------                --------

  FINANCING ACTIVITIES:
      Proceeds from long-term debt                                                23,474                     500
      Increase in revolving credit facility                                          617
      Proceeds from issuance of preferred stock                                    4,000
      Principal payments on long-term debt                                       (24,322)                   (236)
                                                                                 -------                --------
  Net cash provided by financing activities                                        3,769                     264
                                                                                 -------                --------
  Increase (decrease) in cash and cash equivalents                                   499                   1,107
  Cash and cash equivalents at beginning of period                                 2,536                   1,445
                                                                                 -------                --------
  Cash and cash equivalents at end of period                                     $ 3,035                $  2,552
                                                                                 =======                ========

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                         $   476                $    102
  Cash paid (received) for income taxes                                          $     -                $   (108)


   See notes to condensed consolidated financial statements.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (Amounts in thousands except share data)



1.  BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements of OptiCare Health Systems, Inc., a Delaware corporation, and subsidiaries (the "Company") for the three and six months ended June 30, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and
Article 10 of Regulation S-X of the Securities Exchange Act of 1934 and are unaudited. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of December 31, 2001 was derived from the Company's audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

    Certain prior period amounts have been reclassified to conform to the current period presentation.

2.  DISCONTINUED OPERATIONS

    In May 2002, the Company's Board of Directors approved management's plan to dispose of the Company's North Carolina retail optometry division and is accounted for as a disposal group under Statement of Financial Accounting Standards ("SFAS") No. 144. Accordingly, amounts in the financial statements and related notes for all periods presented have been reclassified to reflect SFAS No. 144 treatment. As described in Note 9, the Company's North Carolina retail optometry operations were sold on August 12, 2002.

    The carrying amount of the assets and liabilities of the disposal group held for sale at June 30, 2002 and December 31, 2001 were as follows:

                                             June 30,          December 31,
                                               2002                2001
                                            ----------         ------------
       Assets:
         Accounts receivable                 $ 1,025             $ 1,350
         Inventory                             1,441               1,259
         Property and equipment, net           1,677               1,569
         Intangible assets, net                    -               6,608
         Other assets                          3,208                 669
                                             -------             -------
       Total assets                          $ 7,351             $11,455
                                             =======             =======
       Liabilities:
         Accounts Payable                    $   955             $   963
         Accrued Expenses                        740                 938
         Other liabilities                       481                 334
                                             -------             -------
       Total liabilities                     $ 2,176             $ 2,235
                                             =======             =======

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (Amounts in thousands except share data)



    Operating results of the discontinued operations are as follows:

                                                               Three Months Ended              Six months Ended
                                                                    June 30,                       June 30,
                                                            --------------------------    ----------------------------
                                                                2002           2001          2002              2001
                                                            -----------    -----------    ------------    ------------
Net revenues                                                  $ 6,996        $ 7,062      $  14,405          $14,504
                                                              =======        =======      =========          =======

Income (loss) from discontinued operations before taxes       $    (8)       $    67      $     306          $   449
Income tax expense (benefit)                                       (3)            27            122              180
                                                              -------        -------      ---------          -------
Income (loss) from discontinued operations                         (5)            40            184              269
Loss on disposal of discontinued operations                    (3,940)             -         (3,940)               -
                                                              -------        -------      ---------          -------
Total income (loss) from discontinued operations              $(3,945)       $    40      $  (3,756)         $   269
                                                              =======        =======      =========          =======

Income (loss) per share from discontinued operations          $ (0.31)             -      $   (0.30)         $  0.02
                                                              =======        =======      =========          =======



3.  CAPITAL RESTRUCTURING

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

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (Amounts in thousands except share data)


    In connection with providing the $13,900 subordinated loan to the Company, Palisade received warrants to purchase up to 17,375,000 shares of common stock. In connection with providing the $100 subordinated loan to the Company, Ms. Yimoyines received warrants to purchase up to 125,000 shares of common stock. In conjunction with the amendment and restatement of the credit facility, CapitalSource received warrants to purchase 250,000 shares of common stock. The warrants were issued at an exercise price of $0.14 per share and are exercisable during a ten-year period expiring January 24, 2012. The estimated fair value of the warrants of approximately $1,380 was recorded as a debt discount and is being amortized on the interest method over the term of the related debt .

    The bridge loan from Alexander Enterprise Holdings Corp. was satisfied in full, as follows: (i) $2,534 in cash was paid to Alexander Enterprise in full satisfaction of the $2,300 of principal and $234 of accrued interest due to Alexander Enterprise under the Bridge Loan. Alexander Enterprise relinquished its security interest in the assets of the company and has no further claims against the Company. The cash was provided by the $3,600 purchase by Palisade of Series B Preferred Stock; (ii) The Company issued 309,170.5 shares of Series B Preferred Stock to Palisade to satisfy the $400 of principal and $33 of accrued interest due to Palisade as a participant under the Bridge Loan; and (iii) the Company issued 38,646.3 shares of Series B Preferred Stock to Ms. Yimoyines to satisfy the $50 of principal and $4 of accrued interest due to Ms. Yimoyines as a participant under the bridge loan.

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

The following table sets forth the long-term debt of the Company:

                                                                                                      June 30, 2002
                                                                                                     ----------------
  Term note payable to CapitalSource in principal amounts of $50 per quarter.  The final principal payment is payable for the outstanding principal balance and is due and payable on June 1,
    2004.  Principal and interest is due and payable monthly in arrears. The interest rate equals the Prime Rate plus 3.5%. Maturity date is January 22, 2004.  The term note is collateralized
    by substantially all assets of the Company.                                                             $2,933

  Revolving credit note to CapitalSource, due January 22, 2005, interest is due and payable monthly in arrears on the first of the month at an annual rate of Prime Rate plus 1.5% and is
    collateralized by substantially all assets of the Company.                                               7,092

  Senior subordinated secured notes payable due January 24, 2012. The interest rate is 11.50% payable on the last day of each calendar quarter. The notes are secured by second-priority security interests in substantially all the company's assets (the first-priority security interest is held by
    CapitalSource). The outstanding loan balance at June 30, 2002 includes $711
    of paid in-kind interest.                                                                               14,711

  Subordinated notes payable due at various dates through 2004.  Principal and interest payments
    are due monthly or annually.  Interest is payable at rates ranging from 7% to 11.4%.                     2,176

  Unamortized discounts                                                                                     (1,338)
                                                                                                           -------
  Total                                                                                                     25,574
  Less current portion                                                                                       1,725
                                                                                                           -------
  Long-term portion                                                                                        $23,849
                                                                                                           =======

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (Amounts in thousands except share data)



4.  EXTRAORDINARY ITEM

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

5.  SEGMENT INFORMATION

    The Company currently manages the operations of the business through three operating segments: (1) Managed Care Services (2) Professional Services and (3) Other Integrated Services. The managed care segment contracts with insurers, managed care plans and other third party payors to manage claims payment administration of eye health benefits for those contracting parties. The professional services segment provides laser and ambulatory surgery facilities, develops and sells integrated practice management systems and provides support services to eye care professionals. The other integrated services segment owns, operates and/or contracts with fully integrated eye health centers and professional optometric practices and provides wholesale buying services to eye care professionals nationwide. Management assesses the performance of its segments based on income before income taxes, interest expense, depreciation and amortization, and other corporate overhead.

Summarized financial information, by segment, for the three and six months ended June 30, 2002 and 2001 is as follows:

                                                         THREE MONTHS ENDED                SIX MONTHS ENDED
                                                              JUNE 30,                         JUNE 30,
                                                    ----------------------------    -------------------------------
                                                       2002            2001             2002              2001
                                                    ------------    ------------    -------------     -------------
REVENUES:
     Managed care services                            $ 7,241         $ 6,870          $14,754          $ 14,839
     Professional services                              1,531           1,958            2,960             3,567
     Other integrated services                         16,031          17,207           31,720            33,342
                                                    ----------      ----------      -----------       -----------
        Segment totals                                 24,803          26,035           49,434            51,748
     Other revenue                                        646               -              646                 -
     Elimination of inter-segment revenues             (1,260)         (1,356)          (2,512)           (2,447)
                                                    ----------      ----------      -----------       -----------
       Total net revenue                              $24,189         $24,679          $47,568           $49,301
                                                    ==========      ==========      ===========       ===========

INCOME (LOSS) FROM CONTINUING OPERATIONS
   BEFORE TAX:
     Managed care services                              $ 298          $  545           $  850          $  1,034
     Professional services                                394             638              594             1,042
     Other integrated services                            573             560              969               626
                                                    ----------      ----------      -----------       -----------
        Segment totals                                  1,265           1,743            2,413             2,702
     Other income                                         646               -              646                 -
     Depreciation                                        (465)           (495)            (938)             (999)
     Amortization                                         (45)           (332)             (89)             (591)
     Interest expense                                    (834)           (739)          (1,531)           (1,492)
     Corporate                                           (775)           (591)          (1,456)           (1,225)
                                                    ----------      ----------      -----------       -----------
         Loss from continuing operations before
             income taxes                              $ (208)         $ (414)          $ (955)         $ (1,605)
                                                    ==========      ==========      ===========       ===========

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (Amounts in thousands except share data)



6.  EARNINGS (LOSS) PER SHARE

    The following tables sets forth the computation of basic and diluted earnings (loss) per share:

                                                                 THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                      JUNE 30,                           JUNE 30,
                                                           -------------------------------    -------------------------------
                                                                 2002              2001             2002             2001
                                                           -------------    --------------    -------------    --------------
Loss from continuing operations                                 $ (125)           $ (387)          $ (573)         $ (1,425)
Preferred stock dividend                                          (142)                -             (245)                -
                                                           -------------    --------------    -------------    --------------
Loss from continuing operations available to
   common stockholders                                            (267)             (387)            (818)           (1,425)
Income (loss) from discontinued operations                      (3,945)               40           (3,756)              269
Extraordinary gain                                                   -                 -            5,314                 -
                                                           -------------    --------------    -------------    --------------
Net income (loss) available to common stockholders             $(4,212)           $ (347)          $  740          $ (1,156)
                                                           =============    ==============    =============    ==============


Weighted average common shares
  outstanding -   Basic and diluted                         12,783,192        12,799,300       12,780,101        12,796,868
                                                           =============    ==============    =============    ==============


Earnings (loss) per share - basic and diluted:
----------------------------------------------
  Loss from continuing operations available to
    common stockholders                                        $ (0.02)          $ (0.03)         $ (0.06)          $ (0.11)
  Discontinued Operations                                        (0.31)                -            (0.30)             0.02
  Extraordinary item                                                 -                 -             0.42                 -
                                                           -------------    --------------    -------------    --------------
  Net income (loss) per common share                           $ (0.33)          $ (0.03)         $  0.06           $ (0.09)
                                                           =============    ==============    =============    ==============


        The following table reflects the potential common shares of the Company at June 30, 2002 and 2001. These potential shares have been excluded from the calculation of diluted earnings per share because the Company incurred a loss from continuing operations in those periods and their effect would be antidilutive.

                                               2002              2001
                                          -------------     -------------
    Options                                  4,646,045           920,458
    Warrants                                21,196,198         3,501,198
    Convertible Preferred Stock             32,049,598           418,803
                                          -------------     -------------
                                            57,891,841         4,840,459
                                          =============     =============


7.  CONTINGENCIES

    The Company is both a plaintiff and defendant in lawsuits incidental to its current and former operations. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at June 30, 2002 cannot be ascertained. Management is of the opinion that, after taking into account the merits of defenses and established reserves, the ultimate resolution of these matters will not have a material adverse impact on the Company's consolidated financial position or results of operations.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (Amounts in thousands except share data)



8.  NEW ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2002, the Company adopted Financial Accounting Standard ("FAS") No. 142, "Goodwill and Other Intangible Assets". The standard changes the accounting for goodwill and intangible assets with an indefinite life whereby such assets will no longer be amortized; however the standard does require evaluation for impairment, and a corresponding writedown, if appropriate. FAS No. 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company completed its transitional impairment test during the quarter ended June 30, 2002 and no impairment write-down was required.

    Comparative information as if goodwill had not been amortized is as follows:

                                                                 Three Months Ended              Six Months Ended
                                                                      June 30,                       June 30,
                                                              --------------------------     -------------------------
                                                                 2002           2001           2002           2001
                                                              -----------     ----------     ----------    -----------
    Net income (loss) as reported                              $ (4,070)        $ (347)          $ 985      $ (1,156)
    Add back:  goodwill amortization                                  -            287               -           502
                                                              -----------     ----------     ----------    -----------
      Adjusted net income (loss)                                 (4,070)           (60)            985          (654)
    Preferred stock dividend                                       (142)             -            (245)            -
                                                              -----------     ----------     ----------    -----------
      Adjusted net income (loss) available to common
         stockholders                                          $ (4,212)        $  (60)          $ 740          (654)
                                                              ===========     ==========     ==========    ===========


    Earnings (loss) per common share - basic and diluted:
    Net income (loss) available to common stockholders          $ (0.33)      $  (0.03)         $ 0.06        $(0.09)

    Goodwill amortization                                             -           0.02               -          0.04
                                                              -----------     ----------     ----------    -----------
    Adjusted net income (loss) per share                        $ (0.33)      $  (0.01)         $ 0.06        $(0.05)
                                                              ===========     ==========     ==========    ===========


    Intangible assets subject to amortization are as follows:

                                          At                      At
                                    June 30, 2002          December 31, 2001
                                   -----------------     ----------------------

     Gross Carrying Amount                 $ 1,923                    $ 1,923
     Accumulated Amortization                 (481)                      (392)
                                   -----------------     ----------------------
         Total                             $ 1,442                    $ 1,531
                                   =================     ======================


    Amortization of intangibles was $45 for the three months ended June 30, 2002 and 2001, and $89 for the six months ended June 30, 2002 and 2001. Estimated annual amortization expense is expected to be $178, $172, $111, $111 and $111 for the years 2002, 2003, 2004, 2005 and 2006, respectively.

    In June 2001, the FASB issued SFAS 143, "Accounting For Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is required to adopt the provisions of SFAS No. 143 at the beginning of fiscal 2003. The Company has determined that the adoption of this statement will not have a material impact on its financial position or results of operations.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (Amounts in thousands except share data)



    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This statement also broadens the definition of discontinued operations to include more disposal transactions. The provisions of this statement were adopted by the Company on January 1, 2002. The Company applied SFAS No. 144 to the sale of its North Carolina Optometry operations and reported a loss on disposal of $3,940 for the quarter ended June 30, 2002.

    In April 2002, the FASB issued SFAS 145, "Recission of FASB Statements 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections". SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishment are effective for fiscal years beginning after May 15, 2002. In future periods, the Company will classify debt extinguishment costs within income from operations and will reclassify previously reported debt extinguishments as such. The provisions of SFAS No. 145 related to lease modification are effective for transactions occurring after May 15, 2002. Upon adoption the Company will reclassify its previously reported gain from extinguishment of debt of $8,789 and related income tax expense of $3,475 from an extraordinary item to continuing operations.

    In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No.146) and nullifies EITF Issue No. 94-3. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No 94-3 had recognized the liability at the commitment date of an exit plan. The Company is required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the provisions of SFAS No.146 to have a material impact on its financial position or results of operations.

9.  SUBSEQUENT EVENT

    On August 12, 2002, the Company sold substantially all of the net assets of its North Carolina retail optometry division to Optometric Eye Care Center, P.A., an independent professional association owned by two former officers of the Company. In the sale, the Company received $4.2 million in cash, a $1.0 million secured promissory note, 1.3 million shares of the Company's common stock formerly held by the owners of Optometric Eye Care Center, P.A. and the purchaser's assumption of certain liabilities for an aggregate consideration of approximately $5.7 million. (See also Note 2)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and management's discussion and analysis contained in the company's Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission.

        Overview. OptiCare Health Systems, Inc. (the "company") is an integrated eye care services company that delivers a range of services and systems for eye health professionals and consumers, including managed care and professional eye care services. The company executes its business through three business segments: (1) managed care services (2) professional services and (3) other integrated services. The managed care services segment contracts with insurers, managed care plans and other third party payors to manage claims payment administration of eye health benefits for those contracting parties. The professional services segment provides laser and ambulatory surgery facilities; develops and sells integrated practice management systems and provides support services to eye care professionals throughout the country. The other integrated services segment owns, operates and/or contracts with integrated eye health centers and professional optometric practices in Connecticut and North Carolina, and provides wholesale buying services to eye care professionals nationwide.

    In May 2002, the company's Board of Directors approved management's plan to dispose of the company's North Carolina retail optometry division and is accounted for as a disposal group under Statement of Financial Accounting Standards ("SFAS") No. 144. Accordingly, amounts in the financial statements (and described below) for all periods presented have been reclassified to reflect SFAS No. 144 treatment. On August 12, 2002 the company consummated the sale of its North Carolina retail optometry operations and will file a report on Form 8-K with respect to this transaction shortly.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30,
2001

    Managed care services revenue. Managed care services revenue increased to $7.2 million for the three months ended June 30, 2002 from $6.8 million for the three months ended June 30, 2001, an increase of $0.4 million. This increase was primarily due to negotiated increases in capitation rates and growth in existing contracts. Increases in revenue associated with new contracts were offset by decreases in revenue associated with contracts that are no longer being serviced by the company.

    Product sales revenue. Product sales revenue decreased to $10.9 million for the three months ended June 30, 2002 compared to $12.3 million for the three months ended June 30, 2001, a decrease of $1.4 million. This decrease primarily represents a decrease in buying group revenue resulting from decreases in purchasing volume. The decrease in volume is primarily due to consolidation in the eyecare industry whereby smaller independent eyecare businesses are being replaced by larger eyecare chains that purchase directly from vendors. The company expects this shift to continue and potentially further reduce the buying group's market share and revenue; however the company does not expect this trend to have a material impact on its overall profitability.

    Other services revenue. Optometry and ophthalmology services revenue increased $0.4 million from three months ended June 30, 2002 compared to the three months ended June 30, 2001 due to increased productivity. These increases were offset by a $0.4 decrease in Health Service Organization revenue for the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001. The company's revenue stream from fees collected under its Health Service Organization agreements has been decreasing due to disputes with certain physician practices who are parties to these agreements. The company is in litigation with several of these practices and intends to pursue settlement of these matters in the future. While a continued decrease in these contractual fees could negatively impact our cash flows, the company is currently focusing on resolving the disputes with these practices and believes the company will receive cash payments and/or other consideration in settlement of these disputes.

    Other income. Other income for the three months ended June 30, 2002 was $0.6 million and was comprised of settlements of contracts.

    Medical claims expense. Medical claims expense increased to $5.8 million for the three months ended June 30, 2002 from $5.4 million for the three months ended June 30, 2001, an increase of $0.4 million. The medical claims expense loss ratio (MLR), representing medical claims expense as a percentage of managed care revenue, was 81.3% for the three months ended June 30, 2002 compared to 78.5% for the same period in 2001. The increase in MLR was primarily due to the lost margins on profitable contracts which are no longer serviced by the company.

    Cost of product sales. Cost of product sales decreased to $8.5 million for the three months ended June 30, 2002 from $9.8 million for the three months ended June 30, 2001, a decrease of $1.3 million. This decrease represented a reduction in cost of sales related to the buying group program as a result of the decrease in sales volume.

    Cost of services. Cost of services remained relatively unchanged at $2.4 million for the three months ended June 30, 2002 and 2001.

    Selling, general and administrative. Selling, general and administrative expenses increased to $6.3 million for the three months ended June 30, 2002 from $5.9 million for the three months ended June 30, 2001, an increase of $0.4 million. This increase primarily represents an increase in professional fees, including legal and consulting fees.

    Amortization expense. Amortization expense decreased to less than $0.1 million for the three months ended June 30, 2002 from $0.3 million for the three months ended June 30, 2001 due to the discontinuation of the amortization of goodwill effective January 1, 2002 in accordance with Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets".

    Income tax benefit. The company reported a $0.1 million income tax benefit for the three months ended June 30, 2002, representing an effective tax rate of approximately 40%. For the three months ended June 30, 2001, the company reported a tax benefit of less than $0.1 million on a loss from continuing operations of $0.4 million, primarily due to the uncertainty surrounding the company's ability to utilize its net operating loss carryforwards at that time.

    Discontinued operations. In May 2002, the company's Board of Directors approved management's plan to dispose of the company's North Carolina retail optometry division. Accordingly, during the quarter ended June 30, 2002 the company recorded a $3.9 million loss on disposal of discontinued operations based on the estimated fair value of the net assets held for sale. On August 12, 2002 the company consummated the sale of its North Carolina retail optometry operations.

    Net income (loss). The company reported a net loss of $4.1 million for the three months ended June 30, 2002 compared to a net loss of $0.3 million for the three months ended June 30, 2001, representing a change of $3.8 million. This change was primarily due to the loss on discontinued operations in 2002 as described above.

Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

    Managed care services revenue. Managed care services revenue remained relatively unchanged at $14.6 million for the six months ended June 30, 2002 compared to $14.7 million for the six months ended June 30, 2001. Managed care revenue increased slightly due to negotiated increases in capitation revenue and growth in existing contracts, which was offset by a decrease in revenue primarily on three contracts that were not renewed.

    Product sales revenue. Product sales revenue decreased to $21.7 million for the six months ended June 30, 2002 compared to $24.3 million for the six months ended June 30, 2001, a decrease of $2.6 million. This decrease primarily represents a decrease in buying group revenue resulting from decreases in purchasing volume. The decrease in volume was due to consolidation in the eyecare industry toward direct purchase from vendors. The company expects this shift to continue and potentially further reduce the buying group's market share and revenue; however the company does not expect this trend to have a material impact on its overall profitability.

    Other services revenue. Other services revenue increased to $10.7 million for the six months ended June 30, 2002 compared to $10.4 million for the six months ended June 30, 2001, an increase of $0.3 million. This increase includes a $0.9 million increase in optometry and ophthalmology services revenue and a $0.5 million increase in sales of software systems. These increases were partially offset by a $0.3 million decrease in revenue from ambulatory surgery center services due to a decrease in volume and an $0.8 million decrease in Health Service Organization revenue. The company's revenue stream from fees collected under its Health Service Organization agreements has been decreasing due to disputes with certain physician practices who are parties to these agreements. The company is in litigation with several of these practices and intends to pursue settlement of these matters in the future. While a continued decrease in these contractual fees could negatively impact our cash flows, the company is currently focusing on resolving the disputes with these practices and believes the company will receive cash payments and/or other consideration in settlement of these disputes.

    Other income. Other income for the six months ended June 30, 2002 was $0.6 million and was comprised of settlements of contracts.

    Medical claims expense. Medical claims expense remained relatively stable at $11.7 million for the six months ended June 30, 2002 and June 30, 2001. The medical claims expense loss ratio (MLR), representing medical claims expense as a percentage of managed care revenue, was 79.8% in 2002 compared to 79.6% in 2001.

    Cost of product sales. Cost of product sales decreased to $17.2 million for the six months ended June 30, 2002 from $19.4 million for the six months ended June 30, 2001, a decrease of $2.2 million. This decrease primarily represents a reduction in cost of sales related to the buying group program as a result of the decrease in sales volume.

    Cost of services. Cost of services remained relatively unchanged at $4.6 million for the six months ended June 30, 2002 and 2001.

    Selling, general and administrative. Selling, general and adminstrative expenses increased to $12.5 million for the six months ended June 30, 2002 from $12.2 million for the six months ended June 30, 2001, an increase of $0.3 million. This increase is primarily due to increases in professional fees.

    Amortization expense. Amortization expense decreased from $0.1 million for the six months ended June 30, 2002 from $0.6 million for the six months ended June 30, 2001 due to the discontinuation of the amortization of goodwill effective January 1, 2002 in accordance with Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets".

    Income tax benefit. The company reported a $0.4 million income tax benefit on continuing operations for the six months ended June 30, 2002, representing an effective tax rate of approximately 40%. For the six months ended June 30, 2001, the company only reported a tax benefit of $0.2 million on a loss from continuing operations of $1.6 million, primarily due to the uncertainty surrounding the company's ability to utilize its net operating loss carryforwards at that time.

    Discontinued operations. In May 2002, the company's Board of Directors approved management's plan to dispose of the company's North Carolina retail optometry division. Accordingly, during the quarter ended June 30, 2002 the company recorded a $3.9 million loss on disposal of discontinued operations based on the estimated fair value of the net assets held for sale. On August 12, 2002 the company consummated the sale of its North Carolina retail optometry operations.

    Extraordinary item. The company reported a $5.3 million net gain on early extinguishment of debt for the six months ended June 30, 2002. The gain was reported in the first quarter of 2002 and was comprised of approximately $10.0 million of forgiveness of principal and interest by Bank Austria, the company's former senior secured lender, and was partially offset by the write-off of $1.2 million of related unamortized deferred financing fees and debt discount, and $3.5 million of income taxes.

     Net income (loss). The company reported net income of $1.0 million for the six months ended June 30, 2002 compared to a net loss of $1.2 million for the six months ended June 30, 2001, an increase in net income of $2.2 million. The increase was primarily due to the $5.3 million gain on the extinguishment of debt and an $0.8 million improvement in continuing operations, which was partially offset by a $3.9 million loss on the disposal of discontinued operations.

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

    As of June 30, 2002, we had approximately $3.0 million of cash and cash equivalents, $2.9 million of borrowings outstanding under a term loan, and $7.1 million outstanding under our revolving credit agreement. Although we have a $10 million revolving credit facility, the amount available to be borrowed at any time is based on the value of the collateral underlying the facility and on the amount outstanding under the facility at such time. As of June 30, 2002, we had $0.1 million of available credit under our revolving credit facility.

    Net cash used in operating activities of $1.8 million for the six months ended June 30, 2002 included a $0.6 million loss from continuing operations, a $1.5 million decrease in accounts payable and accrued expenses and $0.7 million of other changes in operating assets and liabilities. These uses of cash were offset by non-cash charges of $1.0 million for depreciation and amortization. Net cash provided by operating activities for the six months ended June 30, 2001 of $0.9 million included a $1.4 million loss from continuing operations offset by $1.6 million of non-cash charges for depreciation and amortization a $0.5 million increase in accounts payable and accrued expenses and $0.2 million of other changes in operating assets and liabilities.

    Net cash used in investing activities was $1.4 million for the six months ended June 30, 2002 compared to $0.1 million for the six months ended June 30, 2001. Net cash used in financing activities in 2002 consisted principally of $1.4 million paid to reacquire certain notes receivable and contractual rights as part of the Capital Restructuring Transactions.

    Net cash provided by financing activities was $3.8 million for the six months ended June 30, 2002 compared to $0.3 million for the six months ended June 30, 2001. Net cash provided by financing activities in 2002 consisted of approximately $27.5 million from the issuance of debt and preferred stock and $0.6 million from net borrowings under the company's revolving credit facility. These increases were partially offset by approximately $24.3 million of principal payments on long-term debt, primarily related to the company's capital restructuring in January 2002. The primary sources of net cash from financing activities for the six months ended June 30, 2001 was $0.5 million of net proceeds from funds borrowed under the company's amended bridge loan which was partially offset by approximately $0.2 million of principal payments on long-term debt.

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

RECENT ACCOUNTING CHANGES

     Effective January 1, 2002, the company adopted Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets". The standard changes the accounting for goodwill and intangible assets with an indefinite life whereby such assets will no longer be amortized; however the standard does require evaluation for impairment, and a corresponding writedown, if appropriate. SFAS No. 142 requires a transitional goodwill impairment test six months from the date of adoption. The company completed its transitional impairment test during the quarter ended June 30, 2002 and no impairment write-down was required.

    In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting For Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The company is required to adopt the provisions of SFAS No. 143 at the beginning of fiscal 2003. The company has determined that the adoption of this statement will not have a material impact on its financial position or results of operations

.. In August 2001, the FASB issued No. SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This statement also broadens the definition of discontinued operations to include more disposal transactions. The provisions of this statement were adopted by the company on January 1, 2002. The Company applied SFAS No. 144 to the sale of its North Carolina Optometry operations and reported a loss on disposal of $3,940 for the quarter ended June 30, 2002.

    In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections". SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No.13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No.145 related to classification of debt extinguishment are effective for fiscal years beginning after May 15, 2002. In future periods, the company will classify debt extinguishment costs within income from operations and will reclassify previously reported debt extinguishments as such. The provisions of SFAS No.145 related to lease modification are effective for transactions occurring after May 15, 2002. Upon adoption the Company will reclassify its previously reported gain from extinguishment of debt of $8,789 and related income tax expense of $3,475 from an extraordinary item to continuing operations.

In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146) and nullifies EITF Issue No. 94-3. SFAS No.146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No 94-3 had recognized the liability at the commitment date of an exit plan. The company is required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. The company does not expect the provisions of SFAS No. 146 to have a material impact on its financial position or results of operations.

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

    Management believes that inflation has not had a material effect on the company's revenues for the three and six-month periods ended June 30, 2002 and 2001.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The company is subject to market risk from exposure to changes in interest rates based on its financing activities under its credit facility with CapitalSource, due to its variable interest rate. The nature and amount of the company's indebtedness may vary as a result of future business requirements, market conditions and other factors. The extent of the company's interest rate risk is not quantifiable or predictable due to the variability of future interest rates and financing needs. The company does not expect changes in interest rates to have a material effect on income or cash flows in the year 2002, although there can be no assurances that interest rates will not significantly change. A 10% change in the interest rate payable by the company on its variable rate debt would have increased or decreased the six month interest expense by approximately $70,000 assuming that the company's borrowing level is unchanged. The company did not use derivative instruments to adjust the company's interest rate risk profile during the six months ended June 30, 2002.

PART II.      OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Health Services Organization Lawsuits

     On or about May 22, 2002, the parties in Fogg, Maxwell & Lanier, M.D., Inc., et al. v. PrimeVision Health, Inc. and OptiCare Health Systems, Inc., et al., agreed to a full and final settlement of all issues.

     With regard to the remaining HSO lawsuits, on June 19, 2002, the Judicial Panel on Multidistrict Litigation granted the company's motion to consolidate the HSO matters for all pre-trial proceedings to the United States District Court for the Western District of Kentucky.

Optometric Eye Care Center, P.A. Claim

      On August 12, 2002, the company and Optometric Eye Care Centers, P.A. consummated a transaction for the sale of the assets and certain liabilities of the Company's North Carolina retail optometry operations that resolved the dispute between the parties.

Regulatory Proceedings

       On August 2, 2002, the North Carolina Board of Optometry approved the sale of the company's North Carolina retail optometry operations to Optometric Eye Care Centers, P.A., however, regulatory proceedings convened by the North Carolina Board of Optometry in exercise of its continuing authority to oversee implementation of a consent order entered in December 1999 remain pending.


ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

       Described below is information regarding all securities that have been sold by the company during the first quarter ended June 30, 2002 that were not registered under the Securities Act.

      On May 21, 2002, the company granted options to purchase 1,210,000 shares at an exercise price of $0.20 per share and on June 27, 2002 granted options to purchase 600,000 shares of common stock at $0.26 per share, 200,000 shares at $1.00 and 200,000 shares at $2.00. These options were granted under the 2002 Stock Incentive Plan.

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


ITEM 4.     SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    The Annual Meeting of Stockholders of OptiCare Health Systems, Inc. was held on May 21, 2002. There were represented, in person or by proxy, 8,793,201 shares of common stock entitled to vote at the meeting, constituting a quorum. The following matters were voted upon and approved by the company's stockholders at the meeting:

     (i) At the meeting, the directors nominated were elected by the following votes:

                               NUMBER OF         NUMBER OF          NUMBER OF
                                SHARES         SHARES VOTED          SHARES
                               VOTED FOR:         AGAINST:          ABSTAINED:
                            ---------------   --------------     --------------
Dean J. Yimoyines, M.D.        7,781,269         1,011,932           718,768
Eric J. Bertrand               8,500,037           293,164              -
David B. Cornstein             8,498,937           294,264            1,100
Norman S. Drubner              7,837,683           955,518           662,354
Mark S. Hoffman                8,498,937           294,264            1,100
Clark A. Johnson               8,500,037           293,164              -
Melvin Meskin                  8,498,937           294,264            1,100
Mark S. Newman                 8,498,937           294,264            1,100

    (ii) the election of Deloitte & Touche LLP as independent auditors of the company, for the year ending December 31, 2002, was ratified by a vote of 4,162,378 in favor, 245,175 votes against and 910,538 abstentions.

    (iii) the company's amended and restated 2002 stock incentive plan was also approved at the meeting by a vote of 7,834,147 in favor, 11,656 votes against and 947,398 abstentions.

    There were no broker non-votes on any of the above proposals.

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

         3.6 Warrant Agreement dated as of October 10, 2000, by and between OptiCare Health Systems, Inc. and Medici Investment Corp., incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended 9/30/00,
                    Exhibit 10.14.

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

         4.1 Performance Stock Program, incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-4, registration no. 333-78501, first filed on May 14, 1999, as amended (the "Registration Statement 333-78501"). +

         4.2 Amended and Restated 1999 Employee Stock Purchase Plan, incorporated herein by reference to Exhibit 4.2 to Registrant's Annual Report on Form 10-K filed on March 30, 2000.+

         4.3 2000 Professional Employee Stock Purchase Plan incorporated herein by reference to Exhibit 4.3 to Registrant's Annual Report on Form 10-K filed on March 30, 2000.+

         4.4        Amended and Restated 2002 Stock Incentive Plan.+*

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

         10.76 Form of Employment Letter Agreement between the company and Christopher J. Walls dated February 18, 2002.+

         10.77 Form of Employment Letter Agreement between the company and Lance A.Wilkes dated May 21, 2002.+*

    *  Filed herewith.

    +  Management or compensatory plan.



       b. Reports filed on Form 8-K filed in the period covered by this report:

    NONE

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be filed on its behalf by the undersigned, hereunto duly authorized.


Date:   August 14, 2002                  OPTICARE HEALTH SYSTEMS, INC.



                                    By:  /s/ William A. Blaskiewicz
                                       ----------------------------------------
                                         William A. Blaskiewicz
                                         Vice President and
                                         Chief Financial Officer
                                         (Principal Financial and Accounting
                                          Officer and duly authorized officer)

                                  CERTIFICATION



Each of the undersigned hereby certifies in his capacity as an officer of OptiCare Health Systems, Inc. ("the Company") that the Quarterly Report of the Company on Form 10-Q for the period ended June 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.


Date:  August 14, 2002



/s/ Dean J. Yimoyines
---------------------
Dean J. Yimoyines, M.D.
Chairman and Chief Executive Officer



/s/ William A. Blaskiewicz
--------------------------
William A. Blaskiewicz
Vice President and Chief Financial Officer