Form 10-Q
period 2002-09-30
OPTICARE HEALTH SYSTEMS INC
filed 2002-11-14
CIK 311046

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


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


                                  [X]Yes [ ]No

         The number of shares outstanding of the registrant's Common Stock, par value $.001 per share, at October 1, 2002 was 11,462,182 shares.

                               INDEX TO FORM 10-Q


                                                                                           Page No.
                                                                                           --------
PART I.  FINANCIAL INFORMATION
    Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets at September 30, 2002 and
                    December 31, 2001 (unaudited)                                               3

               Condensed Consolidated Statements of Operations for the three and
                  nine months ended September 30, 2002 and 2001 (unaudited)                     4

               Condensed Consolidated Statements of Cash Flows for the nine
                  months ended September 30, 2002 and 2001 (unaudited)                          5

               Notes to Condensed Consolidated Financial Statements                             6

    Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                          13

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk                        23

    Item 4.  Controls and Procedures                                                           23


PART II.     OTHER INFORMATION

    Item 1.  Legal Proceedings                                                                 23

    Item 2.  Changes in Securities and Use of Proceeds                                         24

    Item 6.  Exhibits and Reports on Form 8-K                                                  24


SIGNATURE                                                                                      25

CERTIFICATIONS                                                                                 26


                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                              SEPTEMBER 30,  DECEMBER 31,
                                                                                  2002          2001
                                                                              -------------  ------------

ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                   $  2,440       $  2,536
   Accounts receivable, net                                                       6,977          6,915
   Inventories                                                                    2,128          1,787
   Deferred income taxes, current                                                 2,600          6,000
   Assets held for sale                                                             -            2,729
   Other current assets                                                           1,699            616
                                                                               --------       --------
       Total Current Assets                                                      15,844         20,583
Property and equipment, net                                                       3,261          4,446
Intangible assets, net                                                            1,400          1,534
Goodwill, net                                                                    20,516         20,516
Deferred income taxes, non-current                                                1,800          1,800
Assets held for sale, non-current                                                   -            9,000
Other assets                                                                      3,960          1,863
                                                                               --------       --------
        TOTAL ASSETS                                                           $ 46,781       $ 59,742
                                                                               ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                            $  4,000       $  4,045
   Accrued expenses                                                               5,814          8,004
   Current portion of long-term debt                                              1,276          1,729
   Liabilities of held for sale business                                            -            1,978
   Other current liabilities                                                        915          1,372
                                                                               --------       --------
        Total Current Liabilities                                                12,005         17,128
                                                                               --------       --------

Long-term debt, less current portion                                             20,551         32,508
Liabilities of held for sale business                                               -              257
Other liabilities                                                                 1,061          2,867
                                                                               --------       --------
       Total Non-Current Liabilities                                             21,612         35,632
                                                                               --------       --------


Series B 12.5% voting, mandatorily redeemable , cumulative, convertible preferred stock, $0.001 par value, 3,500,000
  shares authorized,  3,204,959 shares issued and outstanding                     4,487              -
                                                                               --------       --------

STOCKHOLDERS' EQUITY:
Series A Convertible Preferred Stock, $.001 par value, 550,000 shares authorized; no shares outstanding at September 30, 2002; 418,803 shares
   outstanding at December 31, 2001                                                 -                1
Common Stock, $0.001 par value; 75,000,000 shares authorized;
   11,462,182 and 12,815,092 shares outstanding at September 30, 2002 and
    December 31, 2001, respectively                                                  11             13
Additional paid-in-capital                                                       61,312         60,679
Accumulated deficit                                                             (52,646)       (53,711)
                                                                               --------       --------
         Total Stockholders' Equity                                               8,677          6,982
                                                                               --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 46,781       $ 59,742
                                                                               ========       ========


See notes to condensed consolidated financial statements.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                       FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                                                        ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                                    -------------------------  -----------------------------
                                                                       2002          2001         2002           2001
                                                                    -----------  ------------  ------------  ------------
NET REVENUES:
   Managed vision services                                           $  7,217      $  6,982      $ 21,970      $ 21,821
   Product sales                                                        9,940        10,681        31,572        34,803
   Other services                                                       5,182         5,471        15,486        15,603
   Other income                                                           671             -         1,317             -
                                                                     --------      --------      --------      --------
     Total net revenues                                                23,010        23,134        70,345        72,227
                                                                     --------      --------      --------      --------

OPERATING EXPENSES:
   Medical claims expense                                               5,009         5,490        16,807        17,345
   Cost of product sales                                                7,952         8,581        25,118        27,952
   Cost of services                                                     1,855         2,220         6,137         6,422
   Selling, general and administrative                                  6,631         6,032        19,116        18,218
   Depreciation                                                           463           486         1,402         1,485
   Amortization                                                            45           258           134           849
   Interest expense                                                       769           763         2,300         2,255
                                                                     --------      --------      --------      --------
      Total operating expenses                                         22,724        23,830        71,014        74,526
                                                                     --------      --------      --------      --------

    Income (loss) from continuing operations before income taxes          286          (696)         (669)       (2,299)
Income tax expense (benefit)                                              182            41          (200)         (139)
                                                                     --------      --------      --------      --------
    Income (loss) from continuing operations                              104          (737)         (469)       (2,160)

Income (loss) from discontinued operations, net of income taxes           130           (58)          313           209
Loss on disposal of discontinued operations                              (153)            -        (4,092)            -
                                                                     --------      --------      --------      --------
       Income (loss) before extraordinary gain                             81          (795)       (4,248)       (1,951)

Extraordinary gain on early extinguishment of debt,  net of
   income taxes of $3,475                                                  -             -          5,314            -
                                                                     --------      --------      --------      --------
Net Income (loss)                                                    $     81      $   (795)     $  1,066      $ (1,951)
                                                                     ========      ========      ========      ========

EARNINGS (LOSS) PER SHARE--BASIC AND DILUTED:
Income (loss) from continuing operations available to
  Common stockholders                                                $ ( 0.01)     $  (0.06)     $  (0.07)     $  (0.17)
Income (loss) from discontinued operations                               0.00          0.00         (0.30)         0.02
Extraordinary gain                                                          -             -          0.42             -
                                                                     --------      --------      --------      --------
Net income (loss) available to common stockholders                   $  (0.01)     $  (0.06)     $   0.05      $  (0.15)
                                                                     ========      ========      ========      ========


See notes to condensed consolidated financial statements.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                  FOR THE NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                  -------------------------
                                                                    2002            2001
                                                                  --------         --------

OPERATING ACTIVITIES:
   Net income (loss)                                              $  1,066         $ (1,951)
     Extraordinary gain on early extinguishment of debt             (5,314)               -
     (Income) loss on discontinued operations                        3,779             (209)
                                                                  --------         --------
   Loss from continuing operations                                    (469)          (2,160)
   Adjustments to reconcile net loss to net cash provided
        by (used in) operating activities:
   Depreciation and amortization - discontinued operations             470              551
   Depreciation - continuing operations                              1,402            1,485
   Amortization - continuing operations                                134              849
   Non-cash interest expense                                         1,461              417
   Non-cash settlement income                                         (446)               -
   Other non-cash                                                      100              104
   Changes in operating assets and liabilities
       Accounts receivable                                            (388)             678
       Inventories                                                    (341)            (191)
       Other assets                                                 (1,381)             124
       Accounts payable and accrued expenses                        (2,235)             459
      Other liabilities                                               (495)            (167)
   Cash used in discontinued operations                               (505)            (401)
                                                                  --------         --------
Net cash provided by (used in) operating activities                 (2,693)           1,748
                                                                  --------         --------

INVESTING ACTIVITIES:
    Purchase of notes receivable                                    (1,350)               -
    Net proceeds from sale of discontinued operations                3,862                -
    Purchases of equipment                                            (216)            (338)
                                                                  --------         --------
Net cash provided by (used in) investing activities                  2,296             (338)
                                                                  --------         --------

FINANCING ACTIVITIES:
    Proceeds from long-term debt                                    23,474              500
    Net increase (decrease) in revolving credit facility            (2,180)               -
    Proceeds from issuance of preferred stock                        4,000                -
    Principal payments on long-term debt                           (24,993)            (314)
                                                                  --------         --------
Net cash provided by financing activities                              301              186
                                                                  --------         --------

Increase (decrease) in cash and cash equivalents                       (96)           1,596
Cash and cash equivalents at beginning of period                     2,536            1,445
                                                                  --------         --------
Cash and cash equivalents at end of period                        $  2,440         $  3,041
                                                                  ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                            $  1,406         $    130
Cash paid (received) for income taxes                                   33             (108)
Non-cash reduction of debt                                           1,011                -
Non-cash reduction of receivables                                      565                -

See notes to condensed consolidated financial statements.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (Amounts in thousands except share data)


1. BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements of OptiCare Health Systems, Inc., a Delaware corporation, and subsidiaries (the "Company") for the three and nine months ended September 30, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934 and are unaudited. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of December 31, 2001 was derived from the Company's audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

         Certain prior period amounts have been reclassified to conform to the current period presentation.

2. DISCONTINUED OPERATIONS

         In May 2002, the Company's Board of Directors approved management's plan to dispose of substantially all of the net assets relating to the retail optical business and professional optometry practice locations it operated in North Carolina ("NCOP"). Accordingly, during the quarter ended June 30, 2002 the Company recorded a $3,940 loss on disposal of discontinued operations based on the estimated fair value of the net assets held for sale. On August 12, 2002 the Company consummated the sale of the NCOP net assets to Optometric Eye Care Center, P.A. ("OECC"), an independent professional association owned by two former officers of the Company and recorded an additional loss on disposal of $153. In connection with the sale, the Company received $4,200 in cash and a $1,000 promissory note. Additional consideration included OECC's surrender of 1,321,010 shares of the Company's common stock (for retirement) with an estimated fair market value of $357 and OECC's assumption of $135 of certain other liabilities. The aggregate gross consideration from the sale of approximately $5,692 was offset by approximately $477 of closing and other direct costs associated with the sale. The Company paid $3,074 million to its bank from the proceeds it received from the sale, of which $500 was applied as a payment on the term loan and $2,674 was applied as a payment on the outstanding credit facility.

         This sale was accounted for as a disposal group under Statement of Financial Accounting Standards ("SFAS") No. 144. Accordingly, amounts in the financial statements and related notes for all periods presented have been reclassified to reflect SFAS No. 144 treatment.

         The unaudited carrying amounts of the assets and liabilities of the disposal group at December 31, 2001 were as follows:

                Assets:
                  Accounts receivable                $ 1,350
                  Inventory                            1,259
                  Property and equipment, net          1,846
                  Intangible assets, net               6,605
                  Other assets                           669
                                                     -------
                Total assets                         $11,729
                                                     =======

                Liabilities:
                  Accounts Payable                   $   963
                  Accrued Expenses                       938
                  Other liabilities                      334
                                                     -------
                Total liabilities                    $ 2,235
                                                     =======

    Operating results of the discontinued operations are as follows:

                                                                  THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                     SEPTEMBER 30,
                                                               -------------------------         -------------------------
                                                                 2002              2001            2002             2001
                                                               --------         --------         --------         --------
External revenue                                               $  2,366         $  6,608         $ 16,771         $ 21,113
                                                               ========         ========         ========         ========

Intercompany revenue                                           $    578         $  2,281         $  4,875         $  7,447
                                                               ========         ========         ========         ========

Income (loss) from discontinued operations before taxes        $    218         $    (99)        $    523         $    348
Income tax expense (benefit)                                         88              (41)             210              139
                                                               --------         --------         --------         --------
Income (loss) from discontinued operations                          130              (58)             313              209
Loss on disposal of discontinued operations                        (153)             -             (4,092)             -
                                                               --------         --------         --------         --------
Total income (loss) from discontinued operations               $    (23)        $    (58)        $ (3,779)        $    209
                                                               ========         ========         ========         ========

Income (loss) per share from discontinued operations           $   0.00         $   0.00         $  (0.30)        $   0.02
                                                               ========         ========         ========         ========


3. CAPITAL RESTRUCTURING

         On January 25, 2002, the Company closed a series of transactions which resulted in a major restructuring of its debt, equity and voting capital stock (the "Capital Restructuring Transactions"). The Capital Restructuring Transactions included, among other things, the following:

         Palisade Concentrated Equity Partnership, L.P. ("Palisade"), a fund manager and stockholder of the Company, purchased, for $3,600 in cash, 2,571,429 shares of the Company's Series B 12.5% Voting Cumulative Convertible Participating Preferred Stock, par value $.001 per share and Linda Yimoyines, wife of Dean J. Yimoyines, M.D., Chairman of the Board and Chief Executive Officer of the Company, purchased for a $400 cash payment 285,714 shares of Series B Preferred Stock. Each share of Series B Preferred Stock is immediately convertible into ten shares of common stock and has the voting power equivalent to ten shares of common stock; accrues cumulative dividends at an annual rate of 12.5%; must be redeemed in full by the Company on December 31, 2008; and with respect to dividends, redemption rights, and rights on liquidation, winding up, corporate reorganization and dissolution, ranks senior to the Company's common stock.

         Bank Austria Creditanstalt Corporate Finance, Inc. ("Bank Austria"), which was, until January 25, 2002, the Company's senior secured lender, forgave approximately $10,000 of debt and accrued interest due to it and sold the loans and other obligations of the Company which Bank Austria then held, including security agreements, pledges of stock by certain of the Company's subsidiaries and guarantees of loans and other obligations, to CapitalSource Finance LLC ("CapitalSource"), an asset-based lender specializing in the health care industry.

         CapitalSource, as lender, and the Company, as borrower, amended and restated the terms of the indebtedness acquired by CapitalSource from Bank Austria by entering into an Amended and Restated Revolving Credit, Term Loan and Security Agreement, referred to as the Loan and Security Agreement or Credit Facility.

         Palisade made a subordinated loan to the Company of $13,900, and Linda Yimoyines made a subordinated loan to the Company of $100 which loans are evidenced by senior subordinated secured notes. These notes are subordinate to the Company's indebtedness to its senior lender, CapitalSource, and are secured by second-priority security interests in substantially all of the Company's assets (the first-priority security interest is held by CapitalSource).

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

         The bridge loan from Alexander Enterprise Holdings Corp. ("Alexander Enterprise") was satisfied in full, as follows: (i) $2,534 in cash was paid to Alexander Enterprise in full satisfaction of the $2,300 of principal and $234 of accrued interest due to Alexander Enterprise under the Bridge Loan. Alexander Enterprise relinquished its security interest in the assets of the Company and has no further claims against the Company. The cash was provided by the $3,600 purchase by Palisade of Series B Preferred Stock; (ii) The Company issued 309,170.5 shares of Series B Preferred Stock to Palisade to satisfy the $400 of principal and $33 of accrued interest due to Palisade as a participant under the Bridge Loan; and (iii) the Company issued 38,646.3 shares of Series B Preferred Stock to Ms. Yimoyines to satisfy the $50 of principal and $4 of accrued interest due to Ms. Yimoyines as a participant under the bridge loan.

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

The following table sets forth the long-term debt of the Company at September 30, 2002:


    Term note payable to CapitalSource in principal amounts of
       $50 per quarter. The final principal payment is payable
       for the outstanding principal balance and is due and
       payable on January 25, 2004. Principal and interest is due and payable monthly in arrears. The interest rate equals
       the Prime Rate plus 3.5%. The term note is collateralized
       by substantially all assets of the Company.                        $2,383

    Revolving credit note to CapitalSource, due January 25, 2005, interest is due and payable monthly in arrears on the
       first of the month at an annual rate of Prime Rate plus
       1.5% and is collateralized by substantially all assets of
       the Company. As of September 30, 2002, the Company had
       $1,153 of availability under its revolving credit note.             4,294

    Senior subordinated secured notes payable due January 24,
       2012. The interest rate is 11.50% payable on the last day
       of each calendar quarter. The notes are secured by
       second-priority security interests in substantially all
       the Company's assets (the first-priority security interest is held by CapitalSource). The outstanding loan balance at
       September 30, 2002 includes $1,143 of paid-in-kind
       interest.                                                          15,143

    Subordinated notes payable due at various dates through 2004.
       Principal and interest payments are due monthly or
       annually. Interest is payable at rates ranging from 7% to
       11.4%.                                                              1,295

    Unamortized discounts                                                (1,288)
                                                                         -------
    Total                                                                $21,827
    Less current portion                                                   1,276
                                                                         -------
    Long-term portion                                                    $20,551
                                                                         =======


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

5. SEGMENT INFORMATION

         During the third quarter of 2002, the Company sold its retail optometry division in North Carolina and modified the Company's strategic vision to reflect that of the Company's new President. Accordingly, the Company realigned its business into the following three reportable operating segments: (1) Managed Vision, (2) Consumer Vision, and (3) Distribution and Technology. These operating segments are managed separately, offer separate and distinct products and services, and serve different customers and markets. Discrete financial information is available for each of these segments and the Company's President assesses performance and allocates resources among these three operating segments.

         The Managed Vision segment contracts with insurers, managed care plans and other third party payors to manage claims payment administration of eye health benefits for those contracting parties. The Consumer Vision segment sells retail optical products to consumers and operates integrated eye health centers and surgical facilities where comprehensive eye care services are provided to patients. The Distribution and Technology segment provides products and services to eye care professionals (ophthalmologists, optometrists and opticians). This segment operates a buying group program for optical and ophthalmic goods and medical supplies, and develops and sells technology systems and software, to eye care professionals. In addition to its reportable operating segments, the Company's "All Other" category includes other non-core operations and transactions, including its health service organization operation, which do not meet the quantitative thresholds for a reportable segment.

         As a result of the changes discussed above, historical amounts previously reported in 2002 and 2001 have been restated to conform to the Company's current operating segment presentation.

         Summarized financial information, by segment, for the three and nine months ended September 30, 2002 and 2001 is as follows:

                                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                              SEPTEMBER 30,                     SEPTEMBER 30,
                                                         -------------------------         -------------------------
                                                           2002             2001             2002             2001
                                                         --------         --------         --------         --------
REVENUES:
     Managed vision                                      $  7,217         $  6,982         $ 21,970         $ 21,821
     Consumer vision                                        7,155            6,969           21,635           21,318
     Distribution and technology                            9,152            9,384           28,819           30,653
                                                         --------         --------         --------         --------
        Reportable segment totals                          23,524           23,335           72,424           73,792
     All other                                                941              856            2,121            2,147
     Elimination of inter-segment revenues                 (1,455)          (1,057)          (4,200)          (3,712)
                                                         --------         --------         --------         --------
       Total net revenue                                 $ 23,010         $ 23,134         $ 70,345         $ 72,227
                                                         ========         ========         ========         ========

INCOME (LOSS) FROM CONTINUING OPERATIONS
   BEFORE TAX:
     Managed vision                                      $  1,090(a)      $    501         $  1,941         $  1,535
     Consumer vision                                          423               86            1,167              529
     Distribution and technology                              190               12              677              219
                                                         --------         --------         --------         --------
        Reportable segment totals                           1,703              599            3,785            2,283
     All other                                                653              745            1,632            1,765
     Depreciation                                            (463)            (486)          (1,402)          (1,485)
     Amortization                                             (45)            (258)            (134)            (849)
     Interest expense                                        (768)            (763)          (2,300)          (2,255)
     Corporate                                               (794)            (533)          (2,250)          (1,758)
                                                          --------         --------        --------         --------
         Income (loss) from continuing operations
             before income taxes                          $   286          $  (696)        $   (669)         $(2,299)
                                                          ========         ========        =========         ========


(a) Includes a $600 reduction in claims expense due to a favorable adjustment to the reserve.

6. EARNINGS (LOSS) PER SHARE

    The following tables sets forth the computation of basic and diluted earnings (loss) per share:

                                                                 THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                           SEPTEMBER 30,
                                                            ------------------------------          -------------------------------
                                                               2002                2001                2002                 2001
                                                            ----------          ----------          ----------           ----------
Income (loss) from continuing operations                     $     104           $    (737)          $    (469)           $ (2,160)
Preferred stock dividend                                          (143)                -                  (388)                  -
                                                            ----------          ----------          ----------           ----------
Loss from continuing operations available to
   Common stockholders                                             (39)               (737)               (857)             (2,160)
Discontinued operations                                            (23)                (58)             (3,779)                209
Extraordinary gain                                                 -                   -                 5,314                   -
                                                            ----------          ----------          ----------           ----------

Net income (loss) available to common stockholders           $     (62)          $    (795)          $     678            $ (1,951)
                                                            ==========          ==========          ==========           ==========


Weighted average common shares
  outstanding - Basic and diluted                           12,065,252          12,815,092          12,539,200           12,791,447
                                                            ==========          ==========          ==========           ==========


Earnings (loss) per share - basic and diluted:

  Loss from continuing operations available to
    common stockholders                                      $  (0.01)           $  (0.06)           $  (0.07)            $  (0.17)
  Discontinued operations                                       (0.00)               0.00               (0.30)                0.02
  Extraordinary item                                                -                   -                0.42                    -

                                                            ----------          ----------          ----------           ----------
  Net income (loss) per common share                         $   (0.01)            $(0.06)           $   0.05             $  (0.15)
                                                            ==========          ==========          ==========           ==========


         The following table reflects the potential common shares of the Company at September 30, 2002 and 2001. These potential shares have been excluded from the calculation of diluted earnings per share because the Company incurred a loss from continuing operations available to common stockholders in those periods and their effect would be anti-dilutive.

                                              2002           2001
                                           ----------      ---------
    Options                                 4,908,545        920,458
    Warrants                               21,196,198      3,501,198
    Convertible Preferred Stock            32,049,598        418,803
                                           ----------      ---------
                                           58,154,341      4,840,459
                                           ==========      =========



7. CONTINGENCIES

         The Company is both a plaintiff and defendant in lawsuits incidental to its current and former operations. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at September 30, 2002 cannot be ascertained. Management is of the opinion that, after taking into account the merits of defenses and established reserves, the ultimate resolution of these matters will not have a material adverse impact on the Company's consolidated financial position or results of operations.

8.   NEW ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". The standard changes the accounting for goodwill and intangible assets with an indefinite life whereby such assets will no longer be amortized; however the standard does require evaluation for impairment, and a corresponding write-down, if appropriate. FAS No. 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company completed its transitional impairment test during the quarter ended June 30, 2002 and no impairment write-down was required.

    Comparative information as if goodwill had not been amortized is as follows:

                                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                 SEPTEMBER 30,
                                                              --------------------------     -------------------------
                                                                 2002           2001           2002           2001
                                                              -----------     ----------     ----------    -----------
Net income (loss) as reported                                  $  81          $(795)        $1,066           $(1,951)
Add back:  goodwill amortization                                 -              213            -                 714
                                                               -----         ------         ------           -------
  Adjusted net income (loss)                                      81           (582)         1,066            (1,237)
Preferred stock dividend                                        (143)           -             (388)              -
                                                               -----         ------         ------           -------
  Adjusted net income (loss) available to common
     Stockholders                                              $ (62)         $(582)        $  678           $(1,237)
                                                               =====         ======         ======           =======

Earnings (loss) per common share - basic and diluted:
Net income (loss) available to common stockholders             $0.00         $(0.06)        $ 0.05           $ (0.15)
Goodwill amortization                                            -             0.01            -                0.05
                                                               -----         ------         ------           -------
Adjusted net income (loss) per share                           $0.00         $ 0.05         $ 0.05           $ (0.10)
                                                               =====         ======         ======           =======


Intangible assets subject to amortization are as follows:

                                            AT               AT
                                       SEPTEMBER 30,     DECEMBER 31,
                                           2002              2001
                                       --------------    ------------

     Gross Carrying Amount                $ 1,926          $ 1,926
     Accumulated Amortization                (526)            (392)
                                       --------------    ------------
         Total                            $ 1,400          $ 1,534
                                       ==============    ============


         Amortization of intangibles was $45 for the three months ended September 30, 2002 and 2001, and $134 for the nine months ended September 30, 2002 and 2001. Estimated annual amortization expense is expected to be $178, $172, $111, $111 and $111 for the years 2002, 2003, 2004, 2005 and 2006, respectively.

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

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This statement also broadens the definition of discontinued operations to include more disposal transactions. The provisions of this statement were adopted by the Company on January 1, 2002. The Company applied SFAS No. 144 to the sale of assets used in its retail optical and optometry operations in North Carolina and reported a loss on disposal of $153 and $4,092 for the three and nine month periods ended September 30, 2002.

         In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections". SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishment are effective for fiscal years beginning after May 15, 2002. In future periods, the Company will classify debt extinguishment costs within income from operations and will reclassify previously reported debt extinguishments as such. The provisions of SFAS No. 145 related to lease modification are effective for transactions occurring after May 15, 2002. Upon adoption, the Company will reclassify its previously reported gain from extinguishment of debt of $8,789 and related income tax expense of $3,475 from an extraordinary item to continuing operations.

         In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" and nullified EITF Issue No. 94-3. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No 94-3 had recognized the liability at the commitment date of an exit plan. The Company is required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the provisions of SFAS No. 146 to have a material impact on its financial position or results of operations.

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

         Overview. OptiCare Health Systems, Inc. is an integrated eye care services company that delivers a range of services and systems for eye health professionals and consumers, including managed care and professional eye care services. During the third quarter of 2002, the Company sold its retail optometry division in North Carolina and modified the Company's strategic vision to reflect that of the Company's new President. Accordingly, the Company realigned its business into the following three reportable operating segments:
(1) Managed Vision, (2) Consumer Vision, and (3) Distribution and Technology. These operating segments are managed separately, offer separate and distinct products and services, and serve different customers and markets. Discrete financial information is available for each of these segments and the Company's President assesses performance and allocates resources among these three operating segments. The Managed Vision segment contracts with insurers, managed care plans and other third party payors to manage claims payment administration of eye health benefits for those contracting parties. The Consumer Vision segment sells retail optical products to consumers and operates integrated eye health centers and surgical facilities where comprehensive eye care services are provided to patients. The Distribution and Technology segment provides products and services to eye care professionals (ophthalmologists, optometrists and opticians). This segment operates a buying group program for optical and ophthalmic goods and medical supplies, and develops and sells technology systems and software, to eye care professionals. In addition to its reportable operating segments, the company's "All Other" category includes other non-core operations and transactions, including its health service organization that do not meet the quantitative thresholds for a reportable segment.

         In May 2002, the company's Board of Directors approved management's plan to dispose of substantially all of the net assets used in retail optical and professional optometry practice locations that it owned or operated in the State of North Carolina. On August 12, 2002, the company consummated the sale of those net assets to Optometric Eye Care Center, P.A., an independent professional association owned by two former officers of the company. The sale was accounted for as a disposal group under Statement of Financial Accounting Standards ("SFAS") No. 144. Accordingly, amounts in the financial statements (and described below) for all periods presented have been reclassified to reflect SFAS No. 144 treatment.


RESULTS OF OPERATIONS

Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

         Managed vision services revenue. Managed vision services revenue increased to $7.2 million for the three months ended September 30, 2002 from $7.0 million for the three months ended September 30, 2001, an increase of $0.2 million. This increase was primarily due to revenue on new contracts and growth in existing contracts, which were partially offset by decreases in revenue associated with contracts that are no longer being serviced by the company.

         Product sales revenue. Product sales revenue decreased to $9.9 million for the three months ended September 30, 2002 compared to $10.7 million for the three months ended September 30, 2001, a decrease of $0.8 million. Of this decrease $0.7 million represents a decrease in buying group revenue and $0.1 million represents a decrease in retail optical revenue resulting from a decrease in purchasing volume. The decrease in buying group volume is primarily due to consolidation in the eye care industry whereby smaller independent eye care businesses are being replaced by larger eye care chains that purchase directly from vendors. The company expects this shift to continue and potentially further reduce the buying group's market share and revenue, however the company does not expect this trend to have a material impact on its overall profitability.

         Other services revenue. Other services revenue decreased to $5.2 million for the three months ended September 30, 2002 compared to $5.5 million for the three months ended September 30, 2001, a decrease of $0.3 million. This decrease was due to a $0.6 million decrease in health service organization revenue, which was partially offset by a $0.3 million increase in consumer vision services attributed to improved productivity of service providers. The company's revenue stream from fees collected under its health service organization agreements has been decreasing due to disputes with certain physician practices who are parties to these agreements. The company is in litigation with several of these practices and intends to continue to pursue settlement of these matters in the future. While a continued decrease in these contractual fees could negatively impact our cash flows, the company is currently focusing on resolving the disputes with these practices and believes the company will receive cash payments and/or other consideration in settlement of these disputes.

         Other income. Other income for the three months ended September 30, 2002 of $0.7 million represents non-recurring settlements on contracts.

         Medical claims expense. Medical claims expense was $5.0 million for the three months ended September 30, 2002 compared to $5.5 million for the three months ended September 30, 2001. This decrease was due to a $0.6 million favorable adjustment to the reserve in the current quarter. The medical claims expense loss ratio (MLR), representing medical claims expense as a percentage of managed vision revenue decreased to 69.4% for the three months ended September 30, 2002 compared to 78.6% for the same period in 2001, due to the favorable adjustment of $0.6 million in the current quarter. Excluding this adjustment, MLR for the three months ended September 30, 2002 would have been 77.7% compared to 78.6% for the same period in 2001.

         Cost of product sales. Cost of product sales decreased to $8.0 million for the three months ended September 30, 2002 from $8.6 million for the three months ended September 30, 2001, a decrease of $0.6 million. This decrease primarily represents a reduction in cost of sales related to the buying group program as a result of the decrease in sales volume.

         Cost of services. Cost of services decreased to $1.9 million for the three months ended September 30, 2002 from $2.2 million for the three months ended September 30, 2001, a decrease of $0.3 million. This decrease was largely due to a decrease in cost of services associated with consumer vision services as a result of cost containment initiatives.

         Selling, general and administrative. Selling, general and administrative expenses increased to $6.6 million for the three months ended September 30, 2002 from $6.0 million for the three months ended September 30, 2001, an increase of $0.6 million. This change primarily represents an increase in compensation due to staff expansion, and an increase in legal and other professional fees.

         Amortization expense. Amortization expense decreased to less than $0.1 million for the three months ended September 30, 2002 from $0.3 million for the three months ended September 30, 2001 due to the discontinuation of the amortization of goodwill effective January 1, 2002 in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets".

         Income tax expense. The income tax expense of $182 for the three months ended September 30, 2002 represents tax expense on income from continuing operations for the quarter as well as an adjustment for minimum state tax expense. For the three months ended September 30, 2001, the $41 tax expense on the loss from continuing operations was offset by a $41 tax benefit on the loss from discontinued operations. There was no aggregate income tax benefit on the net loss for the three months ended September 30, 2001 due to the uncertainty regarding the company's ability to utilize its net operating loss carryforwards at that time.

         Discontinued operations. In May 2002, the company's Board of Directors approved management's plan to dispose of the company's net assets used in the retail optical and optometry practice locations it owned or operated in North Carolina and on August 12, 2002 consummated the sale of those assets. During the quarter ended September 30, 2002 the company recorded an additional loss on disposal of discontinued operations of $0.2 million, primarily due to changes in estimated closing costs and increases in the carrying value of the net assets held for sale as a result of operations from June 30, 2002 through the sale date. The company reported $0.1 million of income from discontinued operations, net of tax, for the three months ended September 30, 2002 compared to a $0.1 million loss from discontinued operations, net of tax, for the three months ended September 30, 2001.

         Net income (loss). The company reported net income of $0.1 million for the three months ended September 30, 2002 compared to a net loss of $0.8 million for the three months ended September 30, 2001, representing an improvement of $0.9 million. This improvement was primarily due to a net decrease in operating expenses, as more fully described above.


Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

         Managed vision services revenue. Managed vision services revenue increased to $22.0 million for the nine months ended September 30, 2002 compared to $21.8 million for the nine months ended September 30, 2001, an increase of $0.2 million. Managed vision revenue increased due to new contracts and growth on existing contracts, which were partially offset by a decrease in revenue primarily on three contracts that were not renewed.

         Product sales revenue. Product sales revenue decreased to $31.6 million for the nine months ended September 30, 2002 compared to $34.8 million for the nine months ended September 30, 2001, a decrease of $3.2 million. Of this decrease, $2.8 million represents a decrease in buying group revenue and $0.4 million represents a decrease in retail optical product revenue resulting from decreases in purchasing volume. The decrease in buying group volume is due to consolidation in the eye care industry and an accompanying trend toward direct purchase from vendors. The company expects this shift to continue and potentially further reduce the buying group's market share and revenue, however, the company does not expect this trend to have a material impact on its overall profitability.

         Other services revenue. Other services revenue decreased to $15.5 million for the nine months ended September 30, 2002 compared to $15.6 million for the nine months ended September 30, 2001, a decrease of $0.1 million. This decrease includes a $1.3 million decrease in health service organization revenue, which was offset by a $0.7 million increase in consumer vision services and a $0.5 million increase in software services. The company's revenue stream from fees collected under its health service organization agreements has been decreasing due to disputes with certain physician practices which are parties to these agreements. The company is in litigation with several of these practices and intends to continue to pursue settlement of these matters in the future. While a continued decrease in these contractual fees could negatively impact our cash flows, the company is currently focusing on resolving the disputes with these practices and believes the company will receive cash payments and/or other consideration in settlement of these disputes. The $0.7 million increase in consumer vision services was due to improved productivity in the optometry and ophthalmology service areas and the $0.5 million increase in software sales was primarily due to an increase in sales volume.

         Other income. Other income for the nine months ended September 30, 2002 was $1.3 million, which represented non-recurring settlements on contracts.

         Medical claims expense. Medical claims expense decreased to $16.8 million for the nine months ended September 30, 2002 compared to $17.3 million for the nine months ended September 30, 2001, a decrease of $0.5 million. This decrease is primarily due to a $0.6 million favorable adjustment to the claims reserve in 2002. The medical claims expense loss ratio (MLR), representing medical claims expense as a percentage of managed vision revenue, decreased to 76.5% in 2002 compared to 79.5 % in 2001, due primarily to the aforementioned $0.6 million adjustment. Excluding this adjustment, MLR would have remained relatively unchanged at 79.2% in 2002 compared to 79.5% in 2001.

         Cost of product sales. Cost of product sales decreased to $25.1 million for the nine months ended September 30, 2002 from $28.0 million for the nine months ended September 30, 2001, a decrease of $2.9 million. This decrease primarily represents a reduction in cost of sales related to the buying group program as a result of the decrease in sales volume.

         Cost of services. Cost of services decreased to $6.1 million for the nine months ended September 30, 2002 from $6.4 million for the nine months ended September 30, 2001, a decrease of $0.3 million. This decrease was comprised of a $0.4 million decrease in consumer services due to the implementation of cost containment initiatives. This decrease was offset by a $0.1 million increase in technology services due to an increase in sales.

         Selling, general and administrative. Selling, general and administrative expenses increased to $19.1 million for the nine months ended September 30, 2002 from $18.2 million for the nine months ended September 30, 2001, an increase of $0.9 million. This increase is primarily due to increases in compensation, legal and professional fees.

         Amortization expense. Amortization expense decreased to $0.1 million for the nine months ended September 30, 2002 from $0.8 million for the nine months ended September 30, 2001 due to the discontinuation of the amortization of goodwill effective January 1, 2002 in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets".

         Income tax benefit. The income tax benefit on continuing operations for the nine months ended September 30, 2002 was $200, which represents a tax benefit at the statutory rate on the loss from continuing operations, offset by anticipated minimum taxes. For the nine months ended September 30, 2001, the $139 tax benefit on the loss from continuing operations was offset by $139 of tax expense on income from discontinued operations. There was no aggregate income tax benefit on the company's net loss for the nine months ended September 30, 2001 due to the uncertainty regarding the company's ability to utilize its net operating loss carryforwards.

         Discontinued operations. In May 2002, the company's Board of Directors approved management's plan to dispose of the company's net assets of the retail optical and optometry practices it owned or operated in North Carolina and on August 12, 2002 the company consummated the sale. For the nine months ended September 30, 2002, the company recorded a $4.1 million loss on the disposal of discontinued operations. Income from discontinued operations, net of tax, was $0.3 million for the nine months ended September 30, 2002 compared to $0.2 million for the nine months ended September 30, 2001.

         Extraordinary item. The company reported a $5.3 million net gain on early extinguishment of debt for the nine months ended September 30, 2002. The gain was reported in the first quarter of 2002 and was comprised of approximately $10.0 million of forgiveness of principal and interest by Bank Austria, the company's former senior secured lender, and was partially offset by the write-off of $1.2 million of related unamortized deferred financing fees and debt discount, and $3.5 million of income taxes.

         Net income (loss). The company reported net income of $1.1 million for the nine months ended September 30, 2002 compared to a net loss of $1.9 million for the nine months ended September 30, 2001, an increase in net income of $3.0 million. The improvement was primarily due to the $5.3 million gain on the extinguishment of debt and a $1.7 million improvement in continuing operations which was partially offset by a $4.0 million loss on discontinued operations, as more fully described above.


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

         As of September 30, 2002, we had approximately $2.4 million of cash and cash equivalents, $2.4 million of borrowings outstanding under a term loan, and $4.3 million outstanding under our revolving credit agreement. Although we have a $10 million revolving credit facility, the amount available to be borrowed at any time is based on the value of the collateral underlying the facility and on the amount outstanding under the facility at such time. As of September 30, 2002, we had $1.2 million of available credit under our revolving credit facility.

         Net cash used in operating activities of $2.7 million for the nine months ended September 30, 2002 was primarily driven by a $2.7 million reduction in accounts payable and other liabilities as a result of the company's improved liquidity after the capital and debt restructuring in January 2002 and a $1.7 million increase in other assets from escrow deposits. Other uses of cash for the period included increases in accounts receivable and inventory of $0.7 million. These changes were offset by $2.5 million of net income from continuing operations after adding back non-cash charges for depreciation, amortization and interest of continuing operations. Net cash provided by operating activities for the nine months ended September 30, 2001 of $1.7 million included $0.6 million of income from continuing operations after adding back non-cash charges for depreciation, amortization and interest of continuing operations, a $0.7 million decrease in accounts receivable and a $0.5 million increase in accounts payable and accrued expenses.

         Net cash provided by investing activities was $2.3 million for the nine months ended September 30, 2002 compared to $0.3 million used in investing activities for the nine months ended September 30, 2001. Net cash provided by investing activities in 2002 consisted principally of $3.9 million in net cash received from the sale of discontinued operations, which was offset by $1.4 million paid to reacquire certain notes receivable and contractual rights as part of the Capital Restructuring Transactions and $0.2 million for the purchase of fixed assets. Net cash used in investing activities for the nine months ended September 30, 2001 was $0.3 million for the purchase of fixed assets.

         Net cash provided by financing activities was $0.3 million for the nine months ended September 30, 2002 compared to $0.2 million for the nine months ended September 30, 2001. Net cash provided by financing activities in 2002 consisted of approximately $27.5 million from the issuance of debt and preferred stock, which was partially offset by approximately $25.0 million of principal payments on long-term debt, primarily related to the company's debt restructuring in January 2002, and a $2.2 million net decrease in the revolving credit facility. The primary sources of net cash from financing activities for the nine months ended September 30, 2001 was $0.5 million of net proceeds from funds borrowed under the company's amended bridge loan which was partially offset by approximately $0.3 million of principal payments on notes payable.

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

         In connection with the Capital Restructuring Transactions, our stockholders approved various equity-related proposals by written consent in a solicitation process, which commenced on January 4, 2002. Among those was a proposal to increase the number of shares of authorized common stock from 50,000,000 to 75,000,000. The additional authorized shares provide the availability of common stock to be issued upon conversion of the Series B Preferred Stock and exercise of the warrants, which were issued to Palisade, Ms. Yimoyines and CapitalSource.

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

         In August 2002, the company paid $3,074,105 to CapitalSource from the proceeds it received from the sale of its net assets used in its retail optical and optometry operations in North Carolina. Of the $3,074,105 paid, $500,000 was applied as a payment on the term loan and $2,674,105 was applied as a payment on the outstanding credit facility. An additional $400,000 was paid to CapitalSource in October 2002 from proceeds released from escrow on the aforementioned sale, which was applied to the outstanding credit facility.

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

         Principal is due to be paid in 10 years (i.e., on January 25, 2012) and interest is payable quarterly at the rate of 11.5%. In the first and second years, the company has the right to defer 100% and 50%, respectively, of interest to maturity by increasing the principal amount of the note by the amount of interest so deferred. In the third through tenth years, the holder of the note has the right to require the company to defer interest to maturity by increasing the principal amount of the note by the amount of interest so deferred. As of September 30, 2002, the Company deferred the payment of interest on these senior notes to maturity by increasing the principal balance of these notes by $1,143,000.

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


The Series B Preferred Stock

     The company issued 3,204,959 shares of Series B 12.5% Voting Cumulative Convertible Participating Preferred Stock. The Series B Preferred Stock accrues cumulative dividends at an annual rate of 12.5%. As of September 30, 2002, accrued and unpaid dividends on the Preferred Stock were approximately $388,000.

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


RECENT ACCOUNTING CHANGES

     Effective January 1, 2002, the company adopted Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets". The standard changes the accounting for goodwill and intangible assets with an indefinite life whereby such assets will no longer be amortized; however the standard does require evaluation for impairment, and a corresponding write-down, if appropriate. SFAS No. 142 requires a transitional goodwill impairment test six months from the date of adoption. The company completed its transitional impairment test during the quarter ended June 30, 2002 and no impairment write-down was required.

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

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This statement also broadens the definition of discontinued operations to include more disposal transactions. The provisions of this statement were adopted by the company on January 1, 2002. The Company applied SFAS No. 144 to the sale of its North Carolina retail optical and optometry assets and reported a loss on disposal of $153 and $4,092 for the three and nine months ended September 30, 2002, respectively.

         In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections". SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No.13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No.145 related to classification of debt extinguishment are effective for fiscal years beginning after May 15, 2002. In future periods, the company will classify debt extinguishment costs within income from operations and will reclassify previously reported debt extinguishments as such. The provisions of SFAS No.145 related to lease modification are effective for transactions occurring after May 15, 2002. Upon adoption, the company will reclassify its previously reported gain from extinguishment of debt of $8,789 and related income tax expense of $3,475 from an extraordinary item to continuing operations.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" and nullified EITF Issue No. 94-3. SFAS No.146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No 94-3 had recognized the liability at the commitment date of an exit plan. The company is required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. The company does not expect the provisions of SFAS No. 146 to have a material impact on its financial position or results of operations.


IMPACT OF INFLATION AND CHANGING PRICES

         The company is subject to pre-determined Medicare reimbursement rates which, for certain products and services, have decreased over the past three years. A decrease in Medicare reimbursement rates could have an adverse effect on the company's results of operations if it cannot manage these reductions through increases in revenues or decreases in operating costs. To some degree, prices for health care are driven by Medicare reimbursement rates, so that the company's non-Medicare business is also affected by changes in Medicare reimbursement rates.

         Management believes that inflation has not had a material effect on the company's revenues for the three and nine-month periods ended September 30, 2002 and 2001.

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

    We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The company is subject to market risk from exposure to changes in interest rates based on its financing activities under its credit facility with CapitalSource, due to its variable interest rate. The nature and amount of the company's indebtedness may vary as a result of future business requirements, market conditions and other factors. The extent of the company's interest rate risk is not quantifiable or predictable due to the variability of future interest rates and financing needs. The company does not expect changes in interest rates to have a material effect on income or cash flows in the year 2002, although there can be no assurances that interest rates will not significantly change. A 10% change in the interest rate payable by the company on its variable rate debt would have increased or decreased the nine month interest expense by approximately $81,000 assuming that the company's borrowing level is unchanged. The company did not use derivative instruments to adjust the company's interest rate risk profile during the nine months ended September 30, 2002.

ITEM 4: CONTROLS AND PROCEDURES

         During the 90-day period prior to the filing date of this report, management, including the company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures. Based upon, and as of the date of, that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. There have been no significant changes in the company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the company carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The company and/or its subsidiaries filed lawsuits described below against eleven (11) medical practices and their shareholders. Each suit involves a medical practice which was unwound from the former PrimeVision Health network and which remained affiliated with the company through a Health Service Organization ("HSO") agreement. These suits were filed in response to the medical practices' failure to pay the agreed upon HSO services fees. With one exception involving a state court filing, each of the suits was filed in the Federal District Court for the district in which a defendant practice is located. The company intends to move to transfer each matter to the multi-district litigation currently pending in the Federal District Court for the Western District of Kentucky in Louisville, KY. The various defendant practices have not yet filed responsive pleadings. The company continues to discuss settlement of the HSO matters with some of the defendant practices. The suits are in the early stages of litigation, and there can be no assurance of a favorable outcome.

         The company has filed suit against Delaware Eye Care Center, Dover DE, in Delaware Superior Court, New Castle, DE; Downing-McPeak Vision Centers, P.S.C., Bowling Green, KY, in the United States District Court for the Western District of Kentucky; Surgical Care Center, Inc., Indianapolis, IN, in the United States District Court for the District of Indiana; Eye Surgeons of Indiana, P.C., Indianapolis, IN, in the United States District Court for the District of Indiana; Jeffrey P. Wasserstrom, M.D., a Medical Corporation, La Mesa, CA, in the United States District Court for the Southern District of California; Midwest Eye Institute, Kansas City, MO, in the United States District Court for the Western District of Missouri (Western Division); The Milne Eye Medical Center, Inc., Silver Spring, MD, in the United States District Court for the District of Maryland (Southern Division); Robert M. Thomas, Jr., M.D., a Medical Corporation, San Diego, CA, in the United States District Court for the Southern District of California; The Brinkenhoff Eye Medical Center, Inc., Ventura, CA, in the United States District Court for the Central District of California; and Tri-County Eye Institute, a Medical Corporation, Corona, CA, in the United States District Court for the Central District of California.

         In each lawsuit listed above, the company maintains that the defendant practice has breached its HSO agreement by failing to pay the agreed upon HSO services fees. The company seeks payment of past due HSO services fees, payment of the Buy-Out Fee as stated in the HSO agreement, attorneys' fees and interest as permissible in the HSO agreement and interest. The company's complaints filed in the above referenced litigation review in detail the history of the relationship with the defendant practices.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.


         On July 16, 2002, options to purchase 262,500 shares of common stock at an exercise price of $0.25 were granted under the 2002 Stock Incentive Plan.

         On August 12, 2002, in connection with the sale of the net assets of the company's retail optical and optometry operations in North Carolina, the company received back 1,321,010 shares of its common stock for retirement. Those shares of common stock had an aggregate fair market value of approximately $357,000 on August 12, 2002.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      a. Exhibits

         The following Exhibits are filed as part of this Quarterly Report on Form 10-Q:

     EXHIBIT           DESCRIPTION
     -------           -----------
           2           Asset Purchase Agreement dated as of August 1, 2002 by
                       and among OptiCare Health Systems, Inc., PrimeVision
                       Health, Inc. and Optometric Eye Care Center, P.A.
                       incorporated herein by reference to the Registrant's
                       Current Report on Form 8-K filed on August 27, 2002,
                       Exhibit 2.


      b. Reports on Form 8-K filed in the period covered by this report:

         The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on August 27, 2002 relating to the Company's sale of the net assets of the retail optical business and professional optometry practices that it operated in North Carolina.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be filed on its behalf by the undersigned, hereunto duly authorized.



Date:    November 14, 2002            OPTICARE HEALTH SYSTEMS, INC.



                                  By: /s/ William A. Blaskiewicz
                                      ----------------------------
                                      William A. Blaskiewicz
                                      Vice President and Chief Financial Officer
                                      (Principal Financial and Accounting
                                      Officer and duly authorized officer)

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                                  CERTIFICATION


I, Dean J. Yimoyines, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of OptiCare Health Systems, Inc;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                            /s/ Dean J. Yimoyines, M.D.
                                            ------------------------------------
                                            Dean J. Yimoyines
                                            Chairman and Chief Executive Officer


Date: November 14, 2002

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                                  CERTIFICATION


I, William A. Blaskiewicz, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of OptiCare Health Systems, Inc;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                  By: /s/ William A. Blaskiewicz
                                      ------------------------------------------
                                      William A. Blaskiewicz
                                      Vice President and Chief Financial Officer



Date: November 14, 2002

                                  CERTIFICATION


Each of the undersigned hereby certifies in his capacity as an officer of OptiCare Health Systems, Inc. (the "Company") that the Quarterly Report of the Company on Form 10-Q for the period ended September 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.



Date:  November 14, 2002



     /s/ Dean J. Yimoyines, M.D.
     --------------------------------------------
     Dean J. Yimoyines
     Chairman and Chief Executive Officer



     /s/ William A. Blaskiewicz
     --------------------------------------------
     William A. Blaskiewicz
     Vice President and Chief Financial Officer