Form 10-K
period 2002-12-31
OPTICARE HEALTH SYSTEMS INC
filed 2003-03-18
CIK 311046

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 001-15223

                          OPTICARE HEALTH SYSTEMS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                  DELAWARE                             76-0453392
    (State or Other Jurisdiction of                 (I.R.S. Employer
     Incorporation or Organization)                Identification No.)


     87 GRANDVIEW AVENUE, WATERBURY, CONNECTICUT                 06708
               (Address of Principal                           (Zip Code)
                 Executive Offices)

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

                        [X] Yes      [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  [ ] Yes      [X] No

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation as an affiliate) computed by reference to the closing market price as reported on the American Stock Exchange on June 28, 2002, the last business day of the registrant's most recently completed second fiscal quarter, was $3,276,409.

The number of shares outstanding of the registrant's Common Stock, par value $.001 per share, as of February 28, 2003, was 30,038,990 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III of this Annual Report on Form 10-K is incorporated herein by reference to the registrant's Proxy Statement for the 2003 Annual Meeting of Stockholders.

                          OPTICARE HEALTH SYSTEMS, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS



                                                                            PAGE
                                     PART I

ITEM 1.   BUSINESS............................................................3
ITEM 2.   PROPERTIES.........................................................19
ITEM 3.   LEGAL PROCEEDINGS..................................................19
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................22


                                     PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS..............................................26
ITEM 6.   SELECTED FINANCIAL DATA............................................28
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS..............................29
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.............................................................43
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................43
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE...............................43


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY....................43
ITEM 11.  EXECUTIVE COMPENSATION.............................................44
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS.......................44
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................44
ITEM 14.  CONTROLS AND PROCEDURES............................................44

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT
            SCHEDULES, AND REPORTS ON FORM 8-K  .............................45

SIGNATURES...................................................................51
CERTIFICATIONS...............................................................52

                                     PART I

ITEM 1.   BUSINESS

GENERAL

     OptiCare Health Systems, Inc. is an integrated eye care services company focused on providing managed vision and professional eye care products and services. We operate in three distinct segments of the eye care market which, together, cover virtually every major sector of that market:

     o Our Managed Vision Division contracts with insurers, insurance fronting companies, employer groups, managed care plans, HMOs and other third party payers to manage claims payment administration of eye health benefits for contracting parties in eight states and to provide insurance coverage relating to certain eye care products and services.

     o Our Consumer Vision Division sells retail optical products to consumers and owns and/or operates integrated eye health centers, professional optometric practices and surgical facilities in Connecticut where comprehensive eye care services are provided to patients.

     o Our Distribution & Technology Division serves the professional eye care market through (i) Wise Optical, a distributor of contact and ophthalmic lenses and other eye care accessories and supplies (see "--Recent Developments"); (ii) a Buying Group program, which provides group purchasing arrangements for optical and ophthalmic goods and supplies to ophthalmologists, optometrists and opticians, and (iii) CC Systems, which provides systems and software solutions, including production, management and inventory systems, for eye care professionals and for eyeglass manufacturing laboratories.

     Our principal executive offices are located at 87 Grandview Avenue, Waterbury, Connecticut, 06708. Our telephone number is (203) 596-2236 and our web site address is www.opticare.com. We include our web site address in this Annual Report on Form 10-K only as an inactive textual reference and do not intend it to be an active link to our web site.

     We make available free of charge through the Investor Relations section of our web site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the "SEC"). The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room, 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Because we file reports and other information with the SEC electronically, the public may obtain access to those documents at the SEC's Internet web site: http://www.sec.gov.

RECENT DEVELOPMENTS

Acquisition of the Business of Wise Optical Vision Group, Inc.

     On February 7, 2003, we acquired all of the assets and certain liabilities of Wise Optical Vision Group, Inc. a Yonkers, New York-based distributor of contact and ophthalmic lenses to the professional eye care market. Wise Optical is one of the largest contact lens distributors in the U.S., with FY 2002 sales in excess of $65 million.

     Wise Optical, which carries a large and diverse inventory, has an account base of approximately 22,500 customers, most of whom are independent eye-care practitioners. Such practitioners also constitute one of the major market sectors served by our other operations. Our acquisition of Wise Optical puts at our disposal a field sales/customer service force of nearly 60 individuals nationwide.

     The purchase price consisted of approximately $7.3 million of cash, 750,000 shares of our common stock and our assumption of certain liabilities. Funds for the acquisition were obtained from our revolving line of credit, which was increased from $10 million to $15 million.

Managed Vision Division Enters Direct-to-Employer Market

     In February 2003, our Managed Vision Division entered the
"direct-to-employer" market through the launch of a new suite of vision benefit plans. The new plans, which provide for eye exams and optical hardware (eyeglasses and contact lenses), allow OptiCare, for the first time, to market eye care benefits directly to employers, unions, trade organizations, municipalities and other qualified groups.

     The new suite of eye care benefit products includes an insured plan, underwritten on behalf of OptiCare by Fidelity Security Life Insurance Company; an administrative services only product for self-insured groups; and a "Section 125" (before-tax, voluntary, employee contribution) product. The insured plan will be offered by means of a new, wholly owned subsidiary, OptiCare Vision Insurance Company, Inc. (OVIC). OVIC is domiciled in South Carolina and recently received approval to operate as a captive insurance company from the South Carolina Department of Insurance.

     After administering eye care benefits of this nature for more than a decade for insurance companies and HMOs--currently to approximately 2 million benefit lives--we are now able to offer these products in our own name and to offer them to a much broader spectrum of clients.


OTHER SIGNIFICANT DEVELOPMENTS IN FISCAL 2002

Changes in the Board of Directors and Management

     At the Annual Meeting of Stockholders, held on May 21, 2002, the following individuals were elected to serve as directors until the next annual meeting or their successor is duly appointed: Dean J. Yimoyines, M.D., Chairman; Norman S. Drubner, Esq.; Melvin Meskin; Mark S. Hoffman; Eric J. Bertrand; David B. Cornstein; Clark A. Johnson; and Mark S. Newman. On July 16, 2002, Richard L. Huber was elected by the Board of Directors to serve as a director until the next annual meeting.

     On June 10, 2002, Lance A. Wilkes, formerly Senior Vice President of Business Development of CIGNA Health Services, joined OptiCare as our President and Chief Operating Officer. On November 18, 2002, T. Gregory Eastburn, formerly President of Axiom Laboratories, Inc., was named President of the distribution sector of our Distribution & Technology Division. On January 22, 2003, James Carmona, Jr., former President and Chief Operating Officer of Forte Information Services, Inc., was named our Chief Information Officer and President of the technology sector of our Distribution & Technology Division.

New Capital Structure and Steps to Strengthen Balance Sheet

     New Capital Structure - On January 25, 2002, we completed a series of transactions which resulted in a major restructuring of our debt, equity and voting capital stock. We refer to these as the Capital Restructuring Transactions and they are described in detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations --The Capital Restructuring Transactions." Taken together, the Capital Restructuring Transactions lowered our long-term debt by approximately $10.3 million and increased our equity by approximately $6.9 million. As a result of the Capital Restructuring Transactions, Palisade Concentrated Equity Partnership, L.P., a fund manager and a stockholder prior to the restructuring, increased its beneficial ownership of our voting stock from approximately 16% to approximately 81.8%.

     Sale of Our North Carolina Retail Operations - On August 12, 2002, we sold substantially all of the assets relating to the professional optometry practice locations and retail optical business we owned or operated in the State of North Carolina to Optometric Eye Care Center, P.A. Excluded from the sale were our other North

Carolina operations (i.e., our Managed Vision Division and Buying Group). The aggregate consideration we received was approximately $5.7 million, consisting of approximately $4.2 million of cash, a $1.0 million promissory note, due and payable on August 1, 2007, the return of 1.3 million shares of our common stock formerly held by the principal shareholders of Optometric Eye Care Center, P.A. and Optometric Eye Care Center, P.A.'s assumption of certain liabilities. We used the cash proceeds from the sale to reduce bank debt and to provide working capital.

     The principal shareholders of Optometric Eye Care Center, P.A. are D. Blair Harrold, O.D., and Allan L. M. Barker, O.D., two former officers of OptiCare. In connection with the consummation of the sale, Drs. Harrold and Barker resigned their positions with OptiCare. The sale of the assets resolved certain claims that may have existed between us and Optometric Eye Care Center, P.A. and our respective affiliates arising from previous contractual agreements between us. The purchase price and all negotiations relating to the transaction were on an arm's length basis. The sale was unanimously approved by the North Carolina State Board of Examiners in Optometry.

     Key Shareholders Exercise Warrants - In December 2002, two shareholders, including our majority shareholder, Palisade, exercised warrants which generated cash proceeds to us of $2,450,000. The proceeds were used in part to pay down our senior bank debt.

     Palisade exercised for cash warrants to purchase 17,375,000 shares of common stock that it purchased as part of the Capital Restructuring Transactions. In addition, Linda Yimoyines, wife of Dean J. Yimoyines, M.D., our Chairman and Chief Executive Officer, exercised for cash warrants to purchase 125,000 shares of common stock. The warrants which were exercised by these shareholders for $0.14 per share, were scheduled to expire on January 24, 2012. The portion of our voting stock which Palisade beneficially owns, approximately 81.8%, did not change as a result of this exercise of its warrants.

Re-Alignment of Reporting Segments

     During the third quarter of 2002, consistent with a revised strategic vision, we realigned our business into the following three reportable operating segments: (1) Managed Vision, (2) Consumer Vision, and (3) Distribution & Technology. In connection with this re-alignment, historical amounts previously reported have been restated to conform to our new operating segment presentation.

THE EYE CARE INDUSTRY

Overview

     The eye care market includes both eye care services (including the systems and equipment for delivering such services) and optical products.

     In the eye care services sector, eye health professionals, including ophthalmologists and optometrists, provide diagnostic eye examinations and treatment interventions to address complex eye and vision conditions, including disease and/or lack of functionality of the eyes. The most common conditions addressed by eye care professionals are nearsightedness, farsightedness and astigmatism. These eye and vision conditions are treated with surgical intervention (notably, laser surgery), prescription glasses, contact lenses or some combination of these treatments.

     The optical products sector of the eye care market consists of the manufacture, distribution and sale of corrective lenses, eyeglasses, frames, contact lenses and other related optical products.

     In the U.S., eye care services have traditionally been delivered by ophthalmologists and optometrists. Eye wear is typically dispensed by opticians. Ophthalmologists are specifically trained physicians who have completed four years of medical school, obtained a medical degree and have received specialty training in ophthalmology. Ophthalmologists are licensed to conduct diagnostic examinations and to perform ophthalmic surgery. Optometrists complete four years of optometry school and are generally licensed to perform routine eye examinations and prescribe corrective optical devices (principally eyeglasses and contact lenses). Optometrists do not perform surgery, but often provide pre- and post-operative care. Opticians measure, fabricate, fit and adjust glasses as requested by patients and as prescribed by doctors. They also perform routine repairs and dispense eyeglasses and contact lenses. There are approximately 20,000 practicing ophthalmologists and 31,000 practicing optometrists in the U.S.

     The U.S. market for eye care services and optical products is very large and growing. Approximately 61% of the U.S. population--169 million people--require some form of vision correction; and over 100 million--or some 60% of those consumers--purchase eye wear each year. Annual market growth rates of 2% to 5% are expected to continue for the next several years. The single most compelling explanation for such growth is demographics, and, specifically the aging baby boom segment of the population. The need for corrective lenses is highly correlated with age. While 63% of 25-44 year-olds need such lenses, 95% of 45-64 year-olds require them. As the median age of the population increases (the portion of the U.S. population age 45 and over is projected to grow 21% from 2001 to 2010), the number of Americans requiring vision correction is expected to grow. Further, the rise of third-party plan providers continues to fuel growth in the industry. Since 1989, the portion of the eye care population covered by third-party plan providers has grown from 40% to 54%.

     Eye care in the U.S. is a $45 billion market. Of that, approximately $29 billion is spent annually on health care services related to eye care. In addition, consumers spend approximately $16 billion annually on retail optical products, of which approximately 84%--or $14 billion--is spent on lenses and frames, while approximately 12%--or $2 billion--is spent on contact lenses (with the balance, approximately 4% or $0.6 million, being spent on sunglasses).

     We do business in both sectors of this market (i.e., by providing eye care services and selling optical products). We also do business across both sectors of this market (i.e., by providing managed vision services with respect to both eye care services and optical products).

Eye Care Services and Products

     We expect the demand for medical intervention and eye surgery to show steady growth. We believe that the aging of the population, including the "baby boom" generation, will increase the demand for medical and surgical treatment of such common disorders as glaucoma, macular degeneration, diabetic retinopathy and cataracts. Glaucoma affects approximately 3 million people in the U.S. and is projected by industry sources to double by 2030. 2.7 million cataract surgeries were performed in 2002, and that number is expected to increase to approximately 3.2 million by 2007. Since patients over the age of 65 are most affected by these eye disorders, the Medicare program is the primary payer for treatment, including surgical treatment, of these disorders.

Managed Vision Services

     According to InterStudy, a health care research firm, as of January 2002, total U.S. enrollment in health maintenance organizations was 76.1 million. Additionally, approximately 80 million Americans are enrolled in preferred provider organizations. Almost all health care insurance plans cover medical/surgical treatment of eye disorders and many also provide vision care benefits, including routine eye exams and optical products.

     We believe that enrollment in health care insurance plans which provide coverage of eye care services will continue to grow. We expect this trend will be supported by managed care plans offering enhanced vision and eye care benefits in order to more aggressively compete for potential membership.

     Further, vision care coverage is the fastest growing employee benefit. Vision is a low-cost, high perceived value benefit, rated by employees as one of the three most important benefits. The percentage of employers offering vision benefits rose from 34% in 1996 to 56% in 2000, the latest year for which such statistics are available.

DESCRIPTION OF BUSINESS DIVISIONS

     Our business operations are managed through three divisions which, together, cover virtually every major sector of the eye care market: Managed Vision; Consumer Vision; and Distribution & Technology.

Managed Vision Division
-----------------------

Description

     Our Managed Vision Division contracts with insurers, insurance fronting companies, employer groups, managed care plans, HMOs and other third party payers to manage claims payment and administration of eye health benefits for those contracting parties in Texas and seven other states. The typical range of benefits administered include well eye exams, prescription optical products, and medical and surgical services related to eye care.

     We have leveraged our leadership position in key markets to build a strong provider base of eye care professionals: ophthalmologists, optometrists and opticians. We verify and approve the credentials of these providers, ensuring they meet plan and regulatory standards. We educate these providers concerning the plan benefits which we administer and then streamline the authorization and claims payment process.

     We believe that our managed care services provide significant value to third-party payers by delivering high quality managed eye care benefits to plan members and comprehensive, cost-effective administrative services to the third-party payers. We believe that we are well positioned to compete for all types of eye care contracts because of our managed care expertise, sophisticated information systems and operating history.

Strategy

     Recognizing the significant growth potential of this market segment, we are:

     o Expanding our sales and marketing capabilities to organically grow in the Texas-Virginia-Florida triangle;

     o Positioning ourselves to contract for business directly with employer groups and similar associations, thereby reaching another sector of the third party payer market and broadening the base of our revenue stream;

     o Increasing our market density, which will enable us to offer cost advantages by directing volume to targeted manufacturers, thereby increasing the value of our services to the practitioners who contract with us; and

     o Offering non-insurance related products, including Administrative Services Only (ASO) and IRC Section 125 plans, with benefits that include the administration of well eye examinations and prescription optical products.

Market Position

     As of December 31, 2002, we administered eye care benefit programs, delivered through networks of eye care professionals nationwide, for 2 million benefit enrollees under capitation (i.e., payment by an insurer to a managed care entity or network of a fixed amount per member or per enrollee each month, quarter or year) and fee-for-service arrangements.

Customers

     Our Managed Care Vision Benefits' customers include insurers, managed care plans, HMOs and other third party payers. With the advent of our Direct-to-Employer suite of products, our customer base is being enlarged to include, among others, employers, employer groups, unions, trade organizations and municipalities. We have multiple contracts with one insurer, which accounted for 11% of our consolidated revenue in 2002.

    Most of our contracts have terms of one to three years and contain an automatic renewal provision for additional one-year periods and grant either party the right to terminate the contract upon 90-180 days' notice.

Products & Services

     OptiCare is unique in the eye care insurance industry because it offers a number of different risk-bearing contractual relationships for its clients. As of the end of 2002, we provided only traditional "Managed Care Vision Benefits," described in the first point below. In February 2003, we began offering a new suite of products, which we refer to as our "Direct-to-Employer" products, described in the second, third and fourth points below.

     o Managed Care Vision Benefits - We administer vision benefits for health plans to over 2 million benefit lives under capitation and fee for service arrangements. Benefits administered under these programs are for well vision, preventive exams and optical hardware in addition to medical and surgical eye care benefits. We assume partial or full financial risk with respect to nearly all of the lives for which we administer vision benefits. We have been administering benefits of this nature for more than ten years.

     o Insured Vision Plan - We provide insurance coverage for well vision, preventive examinations and optical hardware through Fidelity Security Life Insurance Company and through our captive insurance company, OptiCare Vision Insurance Company, Inc. We began offering this product in the first quarter of 2003.

     o Section 125 Vision Plan - This vision benefit allows qualified groups and individuals to participate in vision programs for well vision, preventive examinations and optical hardware on a pretax basis. We began offering this product in the first quarter of 2003.

     o ASO Vision Plan - We administer benefits on a fee basis for well vision, preventive examinations and optical hardware for qualified groups which are self-funded. We began offering this product in the first quarter of 2003.

Operations

     The following are the principal components of our Managed Vision operations:

     o Provider Contracting - Upon obtaining a managed care contract, we typically develop a network of optometrists, ophthalmologists and opticians to provide the eye care services required under the contract. Generally, we attempt to contract first with eye care professionals with whom we have an existing contractual relationship. Additionally, we seek to enter into contracts with independent eye care professionals as well as to work in conjunction with our partners to build networks that meet set access standards.

     o Provider Credentialing - Under most contracts, we "credential" eye care professionals (i.e., establish to both our, and the third-party payer's, satisfaction the credentials of such professionals) who provide the eye care services specified under the contract to the third-party payer's members. In those instances, we undertake a thorough review process on each prospective eye care professional, which includes obtaining a copy of the state license and Drug Enforcement Agency number, verifying hospital privileges, liability insurance and board certification, and reviewing work history.

         In conducting our credentialing reviews, we apply the national standards--set by the National Committee for Quality Assurance--by which health plans are measured for compliance with quality assurance initiatives. OptiCare was re-awarded accreditation in 2002 as a Credentialing Verification Organization by the National Committee for Quality Assurance for 11 out of 11 elements. Eye care professionals, who are credentialed for our panels, are currently re-credentialed every two years.

     o Claims Payment - For most contracted payers, we pay claims to contracted providers for services rendered in the fulfillment of vision benefits for members. We also have Internet capabilities for authorizations (if needed), direct claim submission and claim tracking. Additionally, we accept claims via electronic data interchange, allowing providers to send claims through their own practice management software. We believe these enhancements have continued to help lower our cost of operations, improve service, and speed the payment cycle to our providers.

         To enhance our claims payment administration, we utilize proprietary systems, which allow us to strictly follow Center for Medicare and Medicaid Services' rules for payment of eye care claims. In addition, we have posted on-line our clinical criteria for treatment of every eye care condition for which we provide covered services. Our providers can use our secure web server to check these criteria and to inform themselves of new or modified criteria as changes occur.

     o Utilization Management - Our Utilization Management staff ensures that established clinical criteria are followed in provision of services and benefits to members. Using proprietary clinical criteria for eye care procedures that are based on Center for Medicare and Medicaid Services' local carrier policy and the American Academy of Ophthalmology's guidelines, we work with eye care professionals to determine appropriate eye care treatments. While these practices are intended to reduce unnecessary procedures--hence costs--there can be no assurance that costs may not become excessive.

     o Plan Member Relations - Service representatives answer plan members' questions relating to their benefits and the status of their claims and help resolve complaints relating to their eye care treatment. We believe that our issue-resolution structure is unique to the industry and increases plan members' satisfaction with their eye care benefits.

     o Provider Relations - We continuously educate providers concerning the various plan benefits being administered. In addition, with the assistance of our staff, providers may obtain required authorizations prior to performing certain eye care procedures.

     o Quality Management - Our Quality Management Department tracks complaints and concerns and conducts surveys for members, providers and payers to ensure that all parties are satisfied with the services and the service levels provided. Department personnel also recommend, or take, steps to address conditions from which valid complaints have arisen. In addition, we perform prospective-outcome studies and other quality assessment studies on the care rendered by our network of providers.

     o Claim Data Analysis - Our financial analysts review claim and other data to provide feedback to management and to the insurance companies and other payers with which we have claims payment contracts concerning our performance, enabling management to maintain profitability while providing excellent service.

Legal & Compliance

     Our Managed Vision Division is subject to the following legal requirements and regulations:

     Licensing Requirements. Most states impose strict licensure requirements on health insurance companies, HMOs, and other companies that engage in the business of insurance or pre-paid health care. In most states, these laws do not apply to the discounted fee-for-service or capitation programs, which are our primary sources of revenue.

     Certain states, however, such as Texas, where we work strictly on a capitated basis, require that the risk-bearing entity (e.g., the managed care company) be licensed for capitated arrangements unless that entity qualifies under certain exceptions (such as that it be a professional corporation which is owned by eye care providers). We do not qualify for such an exception. As a risk-bearing entity, we are currently licensed only in Texas and operate our capitated arrangements through a wholly-owned, single-service HMO subsidiary, AECC Total Vision Health Plan of Texas, Inc. (See "--Regulation of Our HMO Subsidiary")

     We also hold a license as a third-party administrator in Florida and are a licensed utilization review agent in Texas, Tennessee and New York.

     If we are required to become licensed under the laws of states other than Texas for our Managed Care Vision Benefits products, the licensure process can be lengthy and time consuming. In states where we already are conducting such business, unless the regulatory authority permits us to continue to operate while the licensure process is progressing, we could suffer losses of revenue that would result in material adverse changes in our business while the licensing process is pending. In addition, licensing requirements may mandate strict financial and other requirements we may not immediately be able to meet and which, if waivers or other exemptions are not available, might cause us to withdraw from those states or otherwise cause a material adverse change to our business, operations, or financial position. (The same risks may not apply to the same degree for our Direct-to-Employer suite of products due to our relationship with Fidelity Security Life Insurance Company, which is licensed to write life and health insurance in all 50 states (New York, reinsurance only).) Once licensed, we would be subject to regulatory compliance and required to report to the licensing authority.

     These same requirements, it should be noted, can also serve as a barrier to entry to competition in states where such licensure is required.

     Regulation of Our HMO Subsidiary. Our Texas HMO subsidiary, AECC Total Vision Health Plan of Texas, Inc. is a licensed single service HMO. It is subject to regulation and supervision by the Texas Department of Insurance, which has broad administrative powers relating to standards of solvency, minimum capital and surplus requirements, maintenance of required reserves, payment of dividends, statutory accounting and reporting practices, and other financial and operational matters. The Texas Department of Insurance requires that stipulated amounts of paid-in-capital and surplus be maintained at all times. Our Texas HMO subsidiary is required by terms of an Order of the Commissioner of Insurance, dated August 12, 1999, as modified on February 8, 2001, to maintain a minimum net worth of $1,000,000. Dividends payable to us by our Texas HMO subsidiary are generally limited to the lesser of 10% of statutory-basis capital and surplus or net income of the preceding year excluding realized capital gains.

     Third Party Administration Licensing. Some states require licensing for companies providing administrative services in connection with managed care business. We currently hold a third party administrator license only in Florida. We may seek licenses in the states where they are required for eye care networks, if needed. In the event such licensure is required and we are unable to obtain a license, we may be forced to withdraw from that state, which could have a material adverse effect on our business.

     Direct-to-Employer Insurance Products. Fidelity Security Life Insurance Company, a carrier licensed to write life and health insurance in all 50 states (New York, reinsurance only), underwrites our insured product. Fidelity has been rated A- (Excellent), based on an analysis of financial position and operating performance by A.M. Best Company, an independent analyst of the insurance industry. Our insured product is offered by means of a wholly owned subsidiary, OptiCare Vision Insurance Company, Inc., which is domiciled in South Carolina and has received approval to operate as a captive insurance company from the South Carolina Department of Insurance.

     Preferred Provider Networks. In Connecticut, the sponsors of preferred provider networks are required to register and file annual updates with the Office of Health Care Access. Disclosure of a number of enumerated items is required. Newspaper publication is required for the expansion of such a network into a new county. Among other things, a network is to submit to the Office of Health Care Access and make available upon request to providers its general criteria for the selection or termination of health care providers. A provider cannot be rejected or terminated until the provider has been advised of the criteria his or her practice fails to meet.

     "Any Willing Provider" Laws. Some states have adopted, and others are considering, legislation that requires managed care networks to include any qualified and licensed provider who is willing to abide by the terms of the network's contracts. These laws could limit our ability to develop effective managed care networks in such states. We believe that the medical management and eye care claim data analysis services we offer would provide greater value to our clients if such legislation were adopted in states where we do business. There are currently no states in which we operate our managed care business that have "any willing provider" requirements, although Texas does impose certain anti-discrimination requirements for optometrists and ophthalmologists. Further, with introduction of our Direct-to-Employer suite of products, we have added business lines which would not be directly affected by adoption of "any willing provider" requirements in the states in which we do such business.

     Health Insurance Portability and Accountability Act - Administrative Simplification. The Health Insurance Portability and Accountability Act (referred to as "HIPAA"), passed in 1996 by Congress, requires the Department of Health and Human Services (referred to as "HHS") to enact standards for information sharing, security and patient confidentiality. The HHS, in its administrative simplification provisions, has published two sets of final regulations implementing healthcare transactions and privacy standards under HIPAA. These regulations apply to what are termed "covered entities" and, under terms of the regulations, OptiCare is a covered entity.

     The first set of final regulations requires covered entities to use uniform standards, including data reporting, formatting, and coding, for common healthcare transactions. The Standards for Electronic Transactions Final Rule was published August 2000 and became effective October 2000 with a compliance date of October 2002. This effective date has now been delayed to October 2003.

     The second set of final regulations imposes new standards relating to the privacy of individually identifiable health information. The Standards for Privacy and Individually Identifiable Health Information Final Rule was published December 2000 and became effective April 2001 with a compliance date of April 2003. These standards require covered entities to comply with rules governing the use and disclosure of protected health information. The standards also require covered entities to enter into certain contractual provisions with any business associate to whom individually identifiable information is disclosed.

     A third set of regulations under HIPAA, the Final Rule for Security Standards, was published in February 2003 with a compliance date of April 2005. The Final Rule establishes minimum security requirements for covered entities to protect health information in electronic form. In some cases, we will also have to comply with applicable state regulations regarding privacy and medical information.

     We are currently assessing the privacy and security standards to ensure that we have the required systems and procedures in place to comply with the new HIPPA regulations. While we will incur costs to become compliant with the HIPAA regulations for electronic transaction processing, we believe this will not have a significant overall impact on our results of operations.

     In addition to its administrative simplification provisions, HIPAA also imposes criminal penalties for fraud against any healthcare benefit program, for theft or embezzlement involving healthcare and for false statements in connection with the payment of any health benefits. These HIPAA fraud and abuse provisions apply not only to federal programs, but also to private health benefit programs. HIPAA also broadened the authority of the Department of Health and Human Services Office of Inspector General, or OIG, to exclude participants from federal healthcare programs. Although we do not know of any current violations of the fraud and abuse provisions of HIPAA, if we were found to be in violation of these provisions, the government could seek penalties against us including exclusion from participation in government payer programs. Significant fines could cause liquidity problems and adversely affect our results of operations.

     Interpretation and Implications. The laws described above have civil and criminal penalties and have been subject to limited judicial and regulatory interpretation. They are enforced by regulatory agencies that are vested with broad discretion in interpreting their meaning. Our agreements and activities have not been examined by federal or state authorities under these laws and regulations. There can be no assurance that review of our business arrangements will not result in determinations that adversely affect our operations or that certain material agreements between us and eye care providers or third-party payers will not be held invalid and unenforceable.

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

Competition

     Our Managed Vision Division competes with several regional and national eye health companies, which provide services to health plans, associations, employer groups and various other payers. Our largest competitor is Vision Service Plan of America. We also compete for managed care contracts with HMOs, PPOs and private insurers, many of which have larger provider networks and greater financial and other resources than we do. Managed care organizations compete on the basis of administrative strength, size, quality and geographic coverage of their provider networks, marketing abilities, information systems, operating efficiencies and price.

Consumer Vision Division
------------------------

Description

     The Consumer Vision Division provides eye care services and products to consumers through a total of 18 integrated eye health centers and professional optometric practices, a surgery center and a laser correction center we own and/or operate in Connecticut. (In the integrated eye health centers, comprehensive eye care services are provided by ophthalmologists and optometrists.) We also conduct all management, billing, systems and related procedures for the operation of all centers.

Strategy

     We are seeking to improve the profitability of our Consumer Vision Division by generating higher volume through existing locations. To do so, we are trading on our promise of "better doctors, better training, better care" and our wide selection of quality brand name and private label products which span a wide range of price points. Further, we are developing and executing test marketing programs to increase optical sales and implementing profit improvement plans throughout the Consumer Vision Division.

Market Position

     We are the second largest optical retailer in Connecticut.

Customers

     Our customers and patients are individuals who come to us for eye exams, corrective lenses, surgery and non-prescription eyewear, such as sunglasses. We are not dependent upon customers or patients of any particular age, gender, ethnic origin or from any particular community or economic strata.

Products & Services

     Integrated Eye Health Centers. Through our nine integrated eye health centers, comprehensive eye care services are provided to individual patients. Such services include medical and surgical treatment of eye diseases and disorders by ophthalmologists, and vision measuring and non-surgical eye care correction and treatment services by optometrists.

     Professional Optometric Practices. Our professional optometric practice locations provide vision correction services by optometrists, and/or sell eyeglasses and other optical products. These facilities are either free-standing or are located within our fully integrated eye health centers. Our professional optometric practices provide all customary optical goods and are supported by our billing, collection, and information systems. We operate 18 retail optical locations in Connecticut (nine of those facilities also offer medical services and are referred to as the "integrated eye health centers" discussed above).

     Surgical Centers. We own and operate two surgery centers in Connecticut, one of which is a laser correction center. In our ambulatory surgery center in Waterbury, Connecticut, ophthalmic surgeons perform a range of eye care surgical procedures, including cataract surgery, and surgical treatment of glaucoma, macular degeneration and diabetic retinopathy. In our laser center in Danbury, Connecticut, we use a VISX excimer laser for the correction of nearsightedness, farsightedness and astigmatism. In these centers, we bill patients (or their insurers, HMOs, Medicare, Medicaid or other responsible third-party payers) for use of the surgery facility. Our surgeons bill the patients separately for their services. For laser correction, patients are billed directly and, generally, we are not reimbursed by third-party payers. Our ambulatory facility in Waterbury is state licensed, approved for the payment of facility fees by most health plans and is Medicare approved.

     Manufacturing Laboratory. We also have a complete manufacturing facility in Connecticut, with state of the art equipment, in which lenses are manufactured, surfaced and ground to specifications and supplied to all of our Connecticut locations. Additionally, our lab manufacturing services are integrated into some of our Managed Vision programs that are administered in Connecticut.

Operations

     For our integrated eye health centers, professional optometric practices and surgical centers, we contract with a professional corporation, OptiCare, P.C., which employs ophthalmologists and optometrists, to provide surgical, medical, optometric and other professional services to patients. We provide management services to OptiCare P.C. under a renewable professional services and support agreement. We refer to OptiCare, P.C. as our "professional affiliate."

     We purchase most of our eyeglasses, contact lenses and other optical goods and devices through our Buying Group and/or Wise Optical, our optical product distribution company (See "--Distribution & Technology Division").

Legal & Compliance

     The federal and state governments extensively regulate the health care industry. Our business is subject to numerous federal and state laws and regulations, including the following:

     Surgical Facility Regulations. Our licensed ophthalmic outpatient surgical facility in Waterbury, Connecticut is subject to the terms of Certificate of Need approvals from the Office of Health Care Access and licensure under the provisions of the Connecticut Public Health Code. The facility also is a participating provider under the federal Medicare and Connecticut Medicaid programs and has provider agreements with various commercial and governmental third-party payers. Violation of any of the terms and conditions of the Certificate of Need approvals and the Connecticut Public Health Code license governing the facility's operation could result in fines or other sanctions against the facility and its operators, including OptiCare being enjoined or precluded from further operation of the facility. Failure to adhere to the terms of participation for the Medicare or Medicaid programs or a violation of billing or other requirements for the public and private third-party payment programs governing the facility could result in civil or criminal sanctions against the facility and its operators, refund obligations or claims denials and/or termination or exclusion from participation in Medicare, Medicaid or other payer programs. The structure of relationships involving the facility and clinicians providing services in conjunction with the facility also is subject to the federal fraud and abuse statute (the anti-kickback statute) and related state and federal authorities.

     Excimer Laser Regulation. Medical devices, including the excimer laser used in our Danbury, Connecticut laser surgery center, are subject to regulation by the U.S. Food and Drug Administration, referred to as the FDA. Failure to comply with applicable FDA requirements could subject us, our affiliated providers or laser manufacturers to enforcement action, product seizures, recalls, withdrawal of approvals and civil and criminal penalties. Further, failure to comply with regulatory requirements, or any adverse regulatory action--including a reversal of the FDA's current position that the use of excimer lasers by physicians outside FDA approved guidelines is a "practice of medicine" decision, which the FDA is not authorized to regulate--could result in a limitation on, or prohibition of, our use of excimer lasers.

     Regulation of Laser Vision Marketing. The marketing and promotion of laser correction and other vision correction surgery procedures in the U.S. is subject to regulation by the FDA and the Federal Trade Commission, referred to as the FTC. The FDA and FTC have released a joint communique on the requirements for marketing these procedures in compliance with the laws administered by both agencies. The FTC staff also issued more detailed staff guidance on the marketing and promotion of these procedures. It has been monitoring marketing activities in this area through a non-public inquiry to identify activities that may require further FTC attention. The FDA has traditionally taken the position that the promotion and advertising of lasers by manufacturers and physicians should be limited to the uses approved by the FDA. Although the FDA does not prevent non-approved uses of excimer lasers, the FDA reserves the right to regulate advertising and promotion of non-FDA-approved uses.

    Corporate Practice of Optometry and Ophthalmology. The laws of a number of states prohibit corporations that are not owned entirely by eye care professionals from:

     o   Employing eye care professionals;

     o Receiving for their own account reimbursements from third-party payers for health care services rendered by licensed professionals;

     o   Controlling clinical decision-making; or

     o Engaging in other activities that constitute the practice of optometry or ophthalmology.

     To comply with these requirements, we:

     o   Perform only non-professional services;

     o Contract with our professional affiliate (which is owned by one or more licensed optometrists or ophthalmologists), which in turn employs or contracts with licensed optometrists or ophthalmologists to provide professional services to patients;

     o Do not represent to the public or customers that we provide professional eye care services (which is done by the professional affiliate); and

     o Do not exercise influence or control over the practices of the eye care practitioners employed by the professional corporation.

     Our agreement with our professional affiliate specifically provides that all decisions required by law to be made by licensed ophthalmologists or optometrists shall be made only by such licensed persons, and that we shall not engage in any services or activities which would constitute the practice of ophthalmology or optometry. If health care regulations and their interpretations change in the future, we may have to revise the terms of such agreement to comply with regulatory changes.

     Prohibitions of Certain Referrals. The Omnibus Budget Reconciliation Act of 1993 includes a provision that significantly expands the scope of the Ethics in Patient Referral Act, also known as "Stark." The provisions of Stark originally prohibited a physician from referring a Medicare or Medicaid patient to any entity for the provision of clinical laboratory services if the physician or a family member of the physician had an ownership interest in or compensation relationship with the entity. The revisions to Stark prohibit a referral to an entity in which the physician or a family member has a prohibited ownership interest or compensation relationship if the referral is for any of a list of "designated health services." This list of designated health services includes "prosthetic devices," which the Stark regulations define to include one pair of conventional eyeglasses and contact lenses for patients who have undergone certain ophthalmic procedures. The Stark regulations provide that the prohibition of referrals for these types of eyewear does not apply if the arrangement between the physician and the eyewear seller conforms to the Anti-Kickback Law and other regulatory requirements. There can be no assurance that future interpretations of such laws and future regulations promulgated thereunder will not affect our existing relationship with our professional affiliate.

     State Fee-Splitting and Anti-Kickback Law. Most states have laws which prohibit the paying or receiving of any remuneration, direct or indirect, that is intended to induce referrals for health care products or services and prohibit "fee-splitting" by health care professionals with any party except other health care professionals in the same professional corporation or practice association. In most cases, these laws apply to the paying of a fee to another person for referring a patient or otherwise generating business, and do not prohibit payment of reasonable compensation for facilities and services other than the generation of business, even if the payment is based on a percentage of the revenues of the professional practice.

     Federal Anti-Kickback Law. Federal law prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of "federal health care program" patients, or in return for the purchase, lease or order of any item or service that is covered by a "federal health care program." A "federal health care program" includes Medicare, Medicaid, TriCare/CHAMPUS, and certain other state programs funded by the federal government, among others. Pursuant to this law, the federal government has pursued a policy of increased scrutiny of transactions among health care providers in an effort to reduce potential fraud and abuse relating to government health care costs. The Medicare and Medicaid anti-kickback statute, referred to as the Anti-Kickback Statute, provides criminal penalties for individuals or entities participating in federal health care programs who knowingly and willfully offer, pay, solicit or receive remuneration in order to induce referrals for items or services reimbursed under such programs. In addition to federal criminal penalties, the Social Security Act provides for civil monetary penalties and exclusion of violators from participation in federal health care programs. A violation of the Anti-Kickback Statute requires the existence of all of these elements: (i) the offer, payment, solicitation or receipt of remuneration; (ii) the intent to induce referrals; (iii) the ability of the parties to make or influence referrals of patients; (iv) the provision of services that are reimbursable under any federal health care programs; and (v) patient coverage under any federal health care program.

     To our knowledge, there have been no case law decisions regarding service agreements similar to that which we have with our professional affiliate that would indicate that such agreements violate the Anti-Kickback Statute. Because of the breadth of the Anti-Kickback Statute and the government's active enforcement thereof, there can be no assurance, however, that future interpretations of such laws will not require modification of our existing relationship with our professional affiliate. If our services agreement is ever determined to be in violation of the Anti-Kickback Statute, it is likely that there would be a material adverse impact on our business, financial condition and results of operation.

     Advertising Restrictions. Many states have laws which prohibit licensed eye care professionals from using advertising which includes any name other than their own, or from advertising in any manner that is likely to mislead a person to believe that a non-licensed professional is eligible to be engaged in the delivery of eye care services. Our services agreement with our professional affiliate provides that all advertising shall conform to these requirements, but there can be no assurance that the interpretation of the applicable laws or our advertising will not inhibit us or result in legal violations that could have a material adverse effect on us.

     Health Insurance Portability and Accountability Act - Administrative Simplification. This federal statute and its regulations, discussed above in "--Managed Vision Division" is applicable to the Consumer Vision Division as well.

     Interpretation and Implications. The laws described above have civil and criminal penalties and have been subject to limited judicial and regulatory interpretation. They are enforced by regulatory agencies that are vested with broad discretion in interpreting their meaning. Our agreements and activities have not been examined by federal or state authorities under these laws and regulations. There can be no assurance that review of our business arrangements will not result in determinations that adversely affect our operations or that certain material agreements between us and eye care providers or third-party payers will not be held invalid and unenforceable. Any limitation on our ability to continue operating in the manner in which we have operated in the past could have an adverse effect on our business, financial condition and results of operations.

     In addition, these laws and their interpretation vary from state to state. The regulatory framework of certain jurisdictions may limit our expansion into such jurisdictions if we are unable to modify our operational structure to conform to such regulatory framework.

Competition

     The most direct competition for our Consumer Vision Division is with independent ophthalmologists and optometrists, as well as with regional operators of retail optical locations. On a national basis, companies that compete in this sector include retail optical chains, such as LensCrafters, Cole Vision, Pearle Vision, Wal-Mart, Eye Care Centers of America, Eyecare, Consolidated Vision Group, Costco Wholesale, U.S. Vision, and D.O.C. Optics. Retail optical operators compete on price, service, product availability and location.

     Several of our competitors have greater financial and other resources than we have or may charge less for certain services than we do. However, we believe the integrated nature of our business model provides significant competitive advantages in the marketplace.

Distribution & Technology Division
----------------------------------

     Our Distribution & Technology Division serves the professional eye care practitioner market in the U.S. and Canada with optical products, collective buying arrangements and software systems and support. We are establishing a sales function, which will be equipped to communicate, and deliver, to the professional eye care practitioner market the full range of our Distribution & Technology Division's products and services.

Description

     We sell optical and ophthalmic goods and related medical supplies to professional eye care practitioners directly, through Wise Optical, one of the largest contact lens distributors in the U.S. (See "--Recent Developments") and, indirectly, through a "Buying Group" program, which is a specialized group purchasing arrangement for ophthalmologists, optometrists and opticians. Under the tradename CC Systems, OptiCare also designs, develops and markets advanced practice management / point-of-sale computer systems for optometry and ophthalmology practices and for retail optical locations as well as management information systems for optical manufacturing laboratories.

Strategy

     As a provider to the professional eye care practitioner of substantially all of the products, services and software needed to successfully operate an eye care practice, we intend to capitalize on the uniquely integrated nature of our business.

     We intend to expand our distribution of optical and ophthalmic goods and medical supplies through leveraging Wise Optical's field sales/customer service force of nearly 60 individuals nationwide. We also seek--through acquisition and further internal development--to be in a position to offer a comprehensive suite of computer software products specifically designed for a professional eye care practice and/or an optical products manufacturing laboratory.

     We further intend to develop a unified selling strategy, which cross-sells products and services to customers within the Distribution & Technology Division and which makes such products and services available to our other divisions and their customers, as well. A common theme of that selling strategy is "operating efficiency." Through Wise Optical and our Buying Group, we can provide our professional eye care practitioner customers with one-stop-shopping--enabling them to compete more effectively. Through CC Systems, we can provide many of those same customers with the operating efficiencies which arise from utilization of a fully-integrated suite of practice management and eyeglass manufacturing software products.

     We intend to expand our Buying Group and Wise Optical volume by directing, as appropriate, our Consumer Vision Division's purchasing requirements through the Buying Group or Wise Optical and by cross-selling such products and services to professional eye care practitioners who are members of our Managed Vision Division provider panels.

Market Position

     We are one of the leading integrated providers in the U.S. of optical and ophthalmic goods and related medical supplies and of software systems designed for eye care practitioners and eyeglass manufacturing laboratories. Within the contact lens market, Wise Optical is one of the largest distributors (to eye care professionals) in the U.S. Wise Optical is also a distributor of ophthalmic lenses, and sales of such lenses are the fastest growing segment of Wise Optical's distribution business. Our Buying Group is also one of the largest of its kind in the U.S. wholesale optical goods market. CC Systems' market share for its practice management / point-of-sale and fabricating management operating and information systems places it among the top five vendors in North America of comparable products to the optical industry.

Customers

     Our Wise Optical and Buying Group customers include independent ophthalmology and optometric practices and opticians as well as the integrated eye health centers and professional optometric practices of our Consumer Vision Division. Wise Optical has an account base of approximately 22,500 customers, most of whom are independent eye care practitioners. Over 3,500 eye care professionals nationwide participate in our Buying Group. While we believe there is some overlap between these groups of customers, we have not yet determined its magnitude and potential impact on our operations.

     Similarly, our software systems' customers are ophthalmology and optometry practices, optical product dispensaries, and optical laboratories, based mainly in North America. As of February 28, 2003, we had approximately 110 retail, 130 lens manufacturing, and 146 other customers using our eye care systems and software services throughout the U.S. and Canada. The "other" category is largely comprised of ophthalmology and optometry practices which use our remote entry software to place with laboratories, which also use our software, orders for custom manufactured lenses for their patients. We are not dependent on any one, or on several, large customers. We believe that there will be increasing demand for management and information systems solutions for independent practitioners (who comprise the majority of practicing ophthalmologists and optometrists) as well as for group practices. We believe these doctors and opticians have the potential to benefit from our services in this area.

Products & Services

     We sell optical and ophthalmic goods (e.g., contact lenses, ophthalmic lenses, eyeglass frames and accessories) and related medical supplies to professional eye care practitioners directly, through Wise Optical, and, indirectly, through a "Buying Group" program, which is a specialized group purchasing arrangement for ophthalmologists, optometrists and opticians. Wise Optical is an authorized distributor of contact and ophthalmic lenses manufactured by such major vendors as: Johnson & Johnson, Ciba Vision, Bausch & Lomb, CooperVision, Ocular Sciences and Essilor. Wise Optical also sells Gelflex contact lenses, manufactured by Gelflex Laboratories, and Extreme H2O, a contact lens designed to withstand dehydration. Wise Optical is also an authorized Hilco distributor, carrying its optical supplies, eyewear accessories, tools and consumer products.

     We also sell practice management and point-of-sale software, including Internet-based remote order entry software, which captures and links patient data, provides such data to a remote manufacturing location for immediate custom processing of optical goods, such as eyeglasses and contact lenses, and generates invoices and other record-keeping data. This software supports such aspects of eye health practice management as: billing, collections, record-keeping, production control and inventory control. Our systems work on a stand-alone basis or can be integrated as "partners" with the proprietary products of other manufacturers. One of the advantages of these systems is that they involve a seamless interface from the point at which the patient orders glasses, to the computer-driven eyeglass manufacturing phase, and to the billing phase--reducing expense and minimizing the possibility of error.

Operations

     Wise Optical purchases and takes possession of inventory and offers it for sale via catalog and on its web site. Orders are taken by customer service representatives, who are our employees, or are submitted by customers on-line. To accommodate time-zone differences and to stay closer to its customers, Wise Optical has customer service offices through which orders may be placed in California, Oregon, Texas, Kansas and North Carolina. Orders are immediately processed, picked, packed and shipped from the Wise Optical warehouse in Yonkers, New York, on the same day they are received. Most orders are delivered to customers the day after the orders were placed.

     Our Buying Group leverages the purchasing strength of its approximately 3,500 members, making it possible for them to purchase goods on a discounted basis from one or more suppliers chosen from our national panel of approximately 280 vendors. We enter into a non-exclusive account relationship with each of the ophthalmologists, optometrists and opticians who are members of the Group. These members may then place orders directly with our contracted vendors. The vendors are required to furnish a discount to the purchasers, ship the product directly to the practice and bill us at the predetermined price. We, in turn, bill the participating practices and bear the credit risk. Earnings of the Buying Group are based on the spread between the merchandise cost to us and the prices paid for the merchandise by Buying Group members. Among our vendors, two, Marchon Eyewear, Inc., and Safilo USA, Inc., receive approximately 25% of the business of our Buying Group members. Five others, Silhouette Optical Ltd., Essilor of America, Inc., Ciba Vision, Coopervision, Inc. and Viva International Group, account for another 25% of such business. If one or more of these vendors should cease to allow our members to purchase products from them through our Buying Group, it could have a material adverse effect on our business.

     CC Systems' sales are made on a direct basis and leads are developed through various sources. These include: customer word-of-mouth and software partner leads (Misys, IDX, Gerber Coburn, etc.) as well as trade show attendance. Products are delivered, installed and supported by our installation and support group and by our subcontractors. We also re-market computer and network hardware, adding value through our software installation and configuration.

Competition

     There are 17 primary contact lens distributors in the U.S., with Wise Optical being, we believe, the largest distributor of soft contact lenses. These distributors compete on price and variety of products, which are based, in part, on allowances and authorizations from the contact lens manufacturers. Buying group organizations compete on the basis of price, size and purchasing power of their members, the strength of their credit, and the strength of their supplier agreements and relationships. We also compete with a range of systems and software vendors which cater to eye health professionals. We believe we are distinguished from our competition by our software products' sophisticated interfaces, scalability and ease of modification.

     While some of our competitors have greater financial and other resources than we do, we believe that the comprehensive range of products, services and software, which we offer to the professional eye care practitioner, distinguishes us from many of those competitors. .

TRADEMARKS, DOMAIN NAMES AND ASSUMED NAMES

     We own the following U.S. trademark registrations: OPTICARE(R)and the miscellaneous curve design, which is the OptiCare Health Systems, Inc. logo; EYE CARE FOR A LIFETIME(R); EYEWEAR AND EYE CARE FOR A LIFETIME(R); CONNECTICUT VISION CORRECTION(R); LOSE THE GLASSES, KEEP THE VISION(R); THE DIFFERENCE IS CLEAR(R); and KEEPING YOU AHEAD OF THE CURVE(R). Other trademarks for which applications for U.S. registration are pending are: THE VISION OF HEALTH(TM)and DOCTOR'S EXPRESS(TM). We also maintain a common law trademark in CLAIM IT(TM).

     We own the following domain names: opticare.com; opticareeye.com; opticare.net; opticare-ehn.com; opticarenas.net; opticareonline.com; optical-online.com, wiseoptical.com, wisecontactus.com, yourlens.com, wisevisiongroup.com, and wiseopticalonline.com.

     We operate under the following assumed names: Wise Optical; Wise Optical Vision Group; Wise/Corniche (California); Wise/Gulf Coast (Florida); Wise/North Central (Minnesota); Wise/Contact US (New York); Wise/North West (Oregon); Wise/South West (Texas); Wise/South East (North Carolina); Wise/Mid West (Kansas).

     We consider these trademarks, domain names and assumed names important to our business. However, our business is not dependent on any individual trademark or trade name.

EMPLOYEES

     We and our professional affiliate have approximately 485 employees, including 50 licensed ophthalmologists, optometrists and opticians and 39 ophthalmic assistants. These numbers include an aggregate of approximately 55 part-time personnel who work fewer than 30 hours per week. We believe that our relations with our employees are good. We are not a party to any collective bargaining agreement.

ITEM 2.  PROPERTIES

     We have executive offices in Waterbury, Connecticut; Yonkers, New York; and Rocky Mount, North Carolina.

     The Waterbury, CT facility, which contains corporate offices and an integrated eye health center, is leased under three separate leases with remaining terms of seven, nine, and nine years, respectively. These leases have renewal options of 20, 20, and 10 years, respectively. The combined base rent is $807,364 per year for a total of 43,592 square feet.

     The facilities in Rocky Mount, NC, which contain offices for our Managed Vision Division and Buying Group, are leased under one lease which began on August 1, 2002 and which has a remaining term of five years. The base rent for this facility is $184,000 per year for 19,355 square feet.

     The Yonkers, NY facility, which contains offices for our Distribution & Technology Division and a sales, service and fulfillment center for our Wise Optical business, is leased under one lease which began in August 2000 and which has a remaining term of eight years. The base rent for this facility is $415,875 per year for 27,575 square feet.

     Our Distribution & Technology Division's CC Systems business is primarily conducted from offices in Largo, Florida, which are leased under one lease which began on October 1, 1999 and which has a remaining term of 18 months. The base rent for this facility is $27,000 per year for 2,520 square feet.

     The facilities in Waterbury, Connecticut, Rocky Mount, North Carolina and Largo, Florida, described above, are each leased from parties that are affiliated or associated with one or more of our present or former directors or executive officers.

     We lease 26 additional offices in the states of Connecticut, North Carolina, Florida, Minnesota, California, Oregon, Kansas and Texas, principally for our Consumer Vision and Distribution & Technology Division operations. These leases have remaining terms of up to ten years. Many of these leases are also subject to renewal options. We believe our properties are adequate and suitable for our business as presently conducted.

ITEM 3.  LEGAL PROCEEDINGS

HEALTH SERVICE ORGANIZATION LAWSUITS

     In September and October 2001, the following actions were commenced:
Charles Retina Institute, P.C. and Steven T. Charles, M.D. v. OptiCare Health Systems, Inc., filed in Chancery Court of Tennessee for the Thirtieth Judicial District at Memphis; Eye Associates of Southern Indiana, P.C. and Bradley C. Black, M.D. v. PrimeVision Health, Inc., filed in United States District Court, Southern District of Indiana; and Huntington & Distler, P.S.C., John A. Distler, M.D. and Anne C. Huntington, M.D. v. PrimeVision Health, Inc., filed in United States District Court, Western District of Kentucky. Plaintiffs (ophthalmology or optometry practices) in each of these actions alleged that our subsidiary, PrimeVision Health, Inc. (referred to as "PrimeVision") defaulted under agreements effective as of April 1, 1999 entitled Services Agreement (HSO Model) (referred to as "Services Agreements") by failing to provide the services allegedly required under those agreements in exchange for annual fees (referred to as "HSO Fees") to be paid to PrimeVision. Plaintiffs also alleged that PrimeVision repudiated any duty to perform meaningful services under the agreements and never intended to provide meaningful services. Plaintiffs seek declaratory relief that they are not required to make any payments of HSO Fees to PrimeVision under the Services Agreements for a variety of reasons, including that plaintiffs are discharged of any duty to make payments, there was no termination of the agreements that would trigger an obligation by plaintiffs to pay PrimeVision the amounts designated in the agreements as being owed upon early termination (referred to as the "Buy-out Price"), the agreements contained an unenforceable penalty, there was lack of consideration, and there was a mutual and material misunderstanding. Plaintiffs also seek damages for non-performance and breach of duty of good faith and fair dealing, and seek to rescind the agreements for fraud in the inducement, material misrepresentation, and mistake. Finally, plaintiffs seek punitive damages and attorneys' fees, interest and costs.

     In November 2001, PrimeVision commenced the following action: PrimeVision Health, Inc. v. Charles Retina Institute and Steven T. Charles, M.D. filed in United States District Court for the Eastern District of North Carolina, Western District. In this action, PrimeVision sued in North Carolina, which is its principal place of business, one of the practices which had, in an action cited above, sued it in Tennessee. PrimeVision alleged that the Services Agreement and a Transition Agreement, also entered into by Defendant and PrimeVision in April 1999, were part of an integrated transaction in which many practices (referred to as the "Practices") that had previously entered into a physician practice management (referred to as "PPM") arrangement with PrimeVision converted to a health service organization (referred to as "HSO") model. As part of that integrated transaction, the Practices (including Defendant) repurchased assets that they had sold to PrimeVision in or about 1996 and were able to terminate agreements entered into with PrimeVision in 1996 and the obligations thereunder. PrimeVision sought a declaratory judgment that the Services Agreement is enforceable and that Defendant must pay to PrimeVision the annual HSO Fees required under the agreement or, alternatively, the Buy-out Price. PrimeVision also filed denials of all of the material allegations of the complaints in the Huntington & Distler and Eye Associates of Southern Indiana cases, and asserted counterclaims to recover HSO Fees and the Buy-out Price.

     The Multidistrict Litigation. On March 18, 2002, PrimeVision filed a motion with the Judicial Panel on Multidistrict Litigation in Washington, D.C. (referred to as the "Judicial Panel") to transfer the foregoing litigation to a single federal district court for consolidated or coordinated pretrial proceedings. Over the opposition of the plaintiffs, the Judicial Panel granted the motion and ordered that all of the cases be consolidated in the U.S. District Court for the Western District of Kentucky under the caption In re PrimeVision Health, Inc. Contract Litigation, MDL 1466 ("MDL 1466").

     In October and November 2002, PrimeVision commenced the following actions:

     1. PrimeVision Health, Inc. v. The Brinkenhoff Medical Center, Inc., Michael Brinkenhoff, M.D., Tri-County Eye Institute, and Mark E. Schneider, M.D., filed in the United States District Court for the Central District of California;

     2. PrimeVision Health, Inc. v. Robert M. Thomas, Jr., M.D., a medical corporation, Robert M. Thomas, Jr., M.D., Jeffrey P. Wasserstrom, M.D., a medical corporation, Jeffrey P. Wasserstrom, M.D., Lawrence S. Rice, a medical corporation and Lawrence S. Rice, M.D., filed in the United States District Court for the Southern District of California;

     3. PrimeVision Health, Inc. v. The Milne Eye Medical Center, P.C. and Milton J. Milne, M.D., filed in the United States District Court for the District of Maryland;

     4. PrimeVision Health, Inc. v. Eye Surgeons of Indiana, P.C., Michael G. Orr, M.D., Kevin L. Waltz, M.D. and Surgical Care, Inc., in the United States District Court for the Southern District of Indiana, Indianapolis Division;

     5. PrimeVision Health, Inc. v. Downing-McPeak Vision Centers, P.S.C. and John E. Downing, M.D., in the United States District Court for the Western District of Kentucky, Bowling Green Division;

     6. Prime Vision Health, Inc. v. HCS Eye Institute, P.C., Midwest Eye Institute of Kansas City, John C. Hagan, III, M.D. and Michael Somers, M.D., filed in the United States District Court for the Western District of Missouri; and

     7. PrimeVision Health, Inc. v. Delaware Eye Care Center, P.A., a professional corporation; and Gary Markowitz, M.D., filed in the Superior Court of the State of Delaware, New Castle County.

     PrimeVision requested the Judicial Panel to transfer all of the actions except No. 7 to Kentucky and consolidate them as part of MDL 1466. (Action 7 could not be transferred because it was filed in state court.) The Judicial Panel entered a conditional transfer order for such actions, and because there was no opposition to transfer and consolidation in Actions 4, 5 and 6, they are now part of MDL 1466. One practice defendant in Action 1, and the defendants in Actions 2 and 3, have opposed transfer to MDL 1466. The issue of whether those actions should be transferred has been fully briefed and is on the Judicial Panel's hearing calendar for March 27, 2003. The Judicial Panel has ordered that the issue will be determined without oral argument.

     The actions filed by PrimeVision contain similar allegations as the action PrimeVision filed against Charles Retina Institute in North Carolina District Court as described above. Instead of declaratory relief, however, PrimeVision seeks money damages for payment of the contractual buy-out price.

     All of the defendants have denied the material allegations of the complaints, and the defendants in Milne, Eye Surgeons of Indiana, Downing-McPeak, HCS Eye Institute and Delaware Eye Institute have asserted counterclaims and seek relief similar to the claims asserted and relief sought by the practices in the Charles Retina, Eye Associates of Southern Indiana and Huntington & Distler cases. PrimeVision has denied all of the material allegations of the counterclaims.

     Under the Court's scheduling order in MDL 1466, discovery is to be completed by December 1, 2003. Discovery is currently in its initial stages. Disclosures under Rule 26(a)(1) of the Federal Rules of Civil Procedure, requests for the production of documents and interrogatories, and written responses thereto have been exchanged among the parties in the cases initially made part of MDL 1466, although no documents have yet been produced by any party. The second wave of cases made part of MDL 1466 are not as far along in discovery, and there has been no discovery yet in the cases where transfer is being opposed nor in action No. 7 referred to above. PrimeVision intends to vigorously defend against the Practices' claims and vigorously prosecute its claims against the Practices. PrimeVision also is willing to discuss a potential settlement with any or all of the Practices, although there is no indication that the Practices are prepared to discuss settlement on the same general basis or terms as PrimeVision. Because these actions are in their initial stages, we are unable to form an opinion as to the likely outcome or the amount or range of potential loss, if any.

     During 2002, we reached settlement with one HSO Practice with which we were in litigation and with 11 other practices with which we were not in litigation but where there was a mutual desire to disengage from the Services Agreements. While we continue to meet our contractual obligations by providing the requisite services under our Services Agreements, we are in the process of disengaging from a number of these arrangements.

OTHER LITIGATION

     OptiVest, LLC v. OptiCare Health Systems, Inc., OptiCare Eye Health Centers, Inc. and Dean Yimoyines, filed in the Superior Court, Judicial District of Waterbury, Connecticut on January 14, 2002. Plaintiff is a Connecticut limited liability corporation that entered into an Asset Purchase Agreement for certain assets of ours. We believe we properly cancelled the Asset Purchase Agreement pursuant to its terms. Plaintiff maintains that it incurred expenses in investigating a potential purchase of certain assets, that we misled it with respect to our financial condition, and, as a result, Plaintiff has suffered damages. Plaintiff seeks specific performance of the Asset Purchase Agreement and an injunction prohibiting us from interfering with concluding the transactions contemplated by the Asset Purchase Agreement. Further, Plaintiff alleges a breach of contract with regard to the Asset Purchase Agreement. Plaintiff further alleges we engaged in innocent misrepresentation, negligent misrepresentation, intentional and fraudulent misrepresentation, and unfair trade practices with respect to the Asset Purchase Agreement.

     We filed an answer to the complaint denying Plaintiff's allegations and indicating we believe they are baseless and without merit. We also met with Plaintiff in an unsuccessful settlement effort. As of February 28, 2003, we were preparing for discovery. We intend to vigorously defend our position, but the case is in its early stages and, therefore, no assurance can be given of a favorable outcome.

THREATENED LITIGATION

     In the fourth quarter of 2002, we received notice from an attorney representing a physician employed by our professional affiliate regarding a possible employment claim and expressing disagreement with the computation of physicians' salaries in the professional affiliate, alleged mismanagement of our company and/or the professional affiliate, possible conflicts of interests and unlawful practice and/or compensation issues. We have reviewed these allegations and believe they are unmeritorious, however, should such a claim proceed there can be no assurance of a favorable outcome. In an attempt to amicably resolve these issues, the parties have agreed to non-binding mediation which is currently scheduled in the second quarter of 2003.

REGULATORY PROCEEDINGS

North Carolina Board of Optometry Proceedings

     On August 2, 2002, the North Carolina Board of Optometry approved the sale of our North Carolina retail optometry operations to Optometric Eye Care Centers, P.A. Although regulatory proceedings convened by the North Carolina Board of Optometry in exercise of its continuing authority to oversee implementation of a consent order entered in December 1999 remain pending, we believe our involvement in this matter is at a conclusion.

Optometric Eye Care Center, P.A. Claim

     On August 12, 2002, OptiCare and Optometric Eye Care Centers, P.A. consummated a transaction for the sale of the assets and certain liabilities of our North Carolina retail optometry operations that resolved a dispute between us, which had centered on our performance under a services agreement we entered into with Optometric Eye Care Centers, P.A. in 1999.

Billing Communication Error in Connecticut

     OptiCare Eye Health Centers, Inc., our Connecticut subsidiary, and the Attorney General of Connecticut have agreed to terms of a consensual administrative order relating to confusing statements sent to certain of our customers in the 1995-99 period showing balances due to us. Although we deny liability and believe that any amounts mistakenly paid to us were refunded in full as soon as the error was discovered, we have agreed to pay a fine equivalent to $133,047 ($100,462 in cash and $32,585 in glasses for the visually impaired).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We did not submit any matters to a vote of security holders in the fourth quarter of 2002.

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth the name, age and position of each of our directors and executive officers. Each director will hold office until the next annual meeting of stockholders or until his or her successor has been elected and qualified. Our executive officers are appointed by and serve at the discretion of the Board of Directors.

NAME                               AGE    POSITION
Dean J. Yimoyines, M.D.            55     Chairman of the Board of Directors and Chief Executive Officer

Eric J. Bertrand                   30     Director

Gordon A. Bishop                   54     President of Consumer Vision Division

William A. Blaskiewicz             40     Vice President and Chief Financial Officer

James Carmona, Jr.                 53     Chief Information Officer
                                          President of technology sector of Distribution & Technology Division

Stephen Cohen                      55     President of CC Systems

David B. Cornstein                 63     Director

Norman S. Drubner, Esq.            62     Director

T. Gregory Eastburn                46     President of distribution sector of Distribution & Technology Division

Jason M. Harrold                   33     President of Managed Vision Division

Mark S. Hoffman                    41     Director

Richard L. Huber                   66     Director

Clark A. Johnson                   71     Director

Melvin Meskin                      58     Director

Mark S. Newman                     53     Director

Christopher J. Walls               39     Vice President and General Counsel

Lance A. Wilkes                    36     President and Chief Operating Officer

     Dr. Yimoyines has served as Chairman of the Board and Chief Executive Officer since August 13, 1999. Dr. Yimoyines also served as our President from August 13, 1999 to June 10, 2002. Dr. Yimoyines is a founder of OptiCare Eye Health Centers, Inc. and has served as the Chairman, President and Chief Executive Officer of OptiCare Eye Health Centers, Inc. since 1985. Dr. Yimoyines has been instrumental in the development and implementation of OptiCare Eye Health Centers, Inc.'s business for nearly 20 years. He graduated with distinction from the George Washington School of Medicine. He completed his ophthalmology residency at the Massachusetts Eye and Ear Infirmary, Harvard Medical School. Dr. Yimoyines completed fellowship training in vitreoretinal surgery at the Retina Associates in Boston. He is a graduate of the OPM (Owner / President Management) program at Harvard Business School and is a Fellow of the American Academy of Ophthalmology.

     Mr. Blaskiewicz has served as Chief Financial Officer of OptiCare since September 2001. Prior to that, he was Director of Finance, Corporate Controller, Vice President of Finance and, most recently, Chief Accounting Officer for OptiCare from February 1998 to August 2001. Prior to joining OptiCare, Mr. Blaskiewicz held various positions, including Director of Budgeting, with Massachusetts Mutual Life Insurance Company (1993 to 1998), Manager with Ernst & Young (1989 to 1993) and Field Auditor with the Internal Revenue Service (1986 to 1989). He holds a Master of Business Administration from the University of Hartford and a Bachelor of Science in Accounting from Central Connecticut State University, and is a member of the American Institute of Certified Public Accountants (AICPA), the Connecticut Society of Certified Public Accountants (CSCPA) and the Institute of Management Accountants (IMA). Mr. Blaskiewicz is a certified public accountant in Connecticut and holds Certified Management Accountant (CMA) and Certified in Financial Management (CFM) designations from the IMA.

     Mr. Bertrand has been a member of the Board of Directors since January 2002 and is a Vice President of Palisade Capital Management, LLC, an affiliate of Palisade Concentrated Equity Partnership, L.P., where he has held a series of positions of increasing responsibility since 1997. From 1996 to 1997, Mr. Bertrand held a position with Townsend Frew & Company, a healthcare-focused investment banking boutique. From 1994 to 1996, he held positions with

Aetna, Inc.'s private equity group, focusing on middle market leveraged buy-outs and larger private equity investments. Mr. Bertrand is a Director of Versura, Inc. and Control F-1. He holds a Bachelor of Science in Business Administration from Bryant College and a Master of Business Administration in Finance and Entrepreneurship with a certificate in the Digital Economy from New York University.

     Mr. Bishop has served as President of our Consumer Vision Division since May 2001. From August 1999 to November 2002, he also was President of our Buying Group. From June 1998 to August 1999, Mr. Bishop directed the retail operations of OptiCare Eye Health Centers, Inc. Mr. Bishop has over 30 years' of experience in the optical industry, having served in a variety of capacities with companies in the U.S. and Canada. From August 1997 to April 1998, he served as Vice President of Operations for Public Optical. From July 1994 to April 1997, he served as Operations Manager for Vogue Optical. From June 1990 to July 1994, he held positions of increasing responsibility with Standard Optical Ltd., ultimately holding the position of Vice President of Operations for that company. Mr. Bishop received his Business Administration Diploma from Confederation College of Applied Arts and Technology and subsequently obtained an Ophthalmic Dispensing Diploma from Ryerson Polytechnic University. He holds a variety of eye care professional certifications, including certification by the American Board of Opticianry. He holds a Fellowship in the National Academy of Opticianry.

     Mr. Carmona has served as Chief Information Officer for OptiCare and President of the technology sector of our Distribution & Technology Division since January 2003. From May 2000 to September 2002, Mr. Carmona served two related companies, KPC Information Technologies and Forte Information Services, Inc., as President and President and Chief Operating Officer, respectively. Forte Information Services, Inc. is a healthcare information technology and outsourcing company. From 1998 to 2000, Mr. Carmona was Executive Vice President and Chief Operating Officer of International Systems Consultants, Inc. While in that capacity, from September 1999 to April 2000, under a contract between International Systems Consultants, Inc. and KPC Medical Management, Mr. Carmona served as Chief Information Officer of the latter. Prior to that, Mr. Carmona was Vice President and Chief Information Officer for First Physician Care, Inc. and Chief Information Officer for Blue Cross Blue Shield of Massachusetts. Mr. Carmona earned a Bachelor of Science degree in Economics and Business Administration from Park University in Kansas City, Missouri.

     Mr. Cohen has served as President of CC Systems, since October 1999. CC Systems develops and markets software for the ophthalmologic industry, including production, management and inventory systems for laboratories, ophthalmologists, optometrists and opticians. Prior to founding CC Systems in 1986, Mr. Cohen was, from 1981 to 1985, General Manager at Welling International, an optical frame and lens distributor; from 1976 to 1980, President of Plastic Plus in Toronto, one of the first plastic lens fabricators in Canada; and, from 1972 to 1975, National Sales Manager for Monarch Optical, a distributor of frames, lenses and supplies to the optical industry in Canada. Mr. Cohen has over 30 years' of experience in the optical industry.

     Mr. Cornstein has been a member of the Board of Directors since May 2002 and is Chairman Emeritus and remains a Director of Finlay Enterprises, Inc., one of the leading retailers of fine jewelry in the United States. He served as Chairman of Finlay Enterprises from May 1993 until his retirement in 1999, and has been a Director of Finlay Enterprises since its inception in 1988. From December 1988 to January 1996, Mr. Cornstein was President and Chief Executive Officer of Finlay Enterprises, Inc. Mr. Cornstein is a Principal of Pinnacle Advisors Limited and a Director of TeleHubLink Corporation. Mr. Cornstein is Chairman of the New York City Off-Track Betting Corporation; Vice Chairman of the New York City Economic Development Corporation; Chairman of the New York Olympic Games Commission; and a Commissioner of the Battery Park City Authority. He is a member of the Board of Trustees of the New York Law School.

     Mr. Drubner has been a member of the Board of Directors since November 2001; is senior partner in the law firm of Drubner, Hartley & O'Connor, which he founded in 1971; and is the owner of Drubner Industrials, a commercial real estate brokerage firm. Mr. Drubner has been practicing law in Connecticut since 1963, specializing in real estate, zoning, and commercial transactions. He is a member of the Connecticut Bar and the Waterbury, Connecticut Bar Association. Mr. Drubner has been admitted to practice before the U.S. District Court, District of Connecticut. He is a former trustee of Teikyo Post University. Mr. Drubner holds a Bachelor of Arts degree from Boston University and received his Juris Doctor degree from Columbia University in 1963.

     Mr. Eastburn has served as President of the distribution sector of our Distribution & Technology Division since joining the company in November 2002. From 1999 to November 2002, Mr. Eastburn was President of Axiom Laboratories, Inc., a distributor of patented nutritional and personal care products. From 1997 to 1999, Mr. Eastburn was Senior Vice President, Sales and Marketing for Amrion, Inc., a manufacturer and marketer of dietary supplements and a division of Whole Foods Markets, Inc. He spent the first 16 years of his career with Playtex Products, Inc., where he served as Vice President, Field Sales from 1992 to 1996. He holds a Bachelor of Arts degree in communications from California State University, Northridge.

     Mr. Harrold has served as President of the Managed Vision Division since August 2000. Mr. Harrold served as Chief Operating Officer of the Managed Vision Division from January 2000 through July 2000, before being appointed its President. Mr. Harrold served as Vice President of Operations from July 1999 to December, 1999, and Vice President of Quality Management from July 1996 to June 1999 for the Managed Vision Division. From November 1993 to July 1996, Mr. Harrold was employed by Alcon Laboratories as a sales representative for its vision care division. Mr. Harrold graduated from the University of South Carolina in 1992 with a Bachelor of Science degree with dual majors in Business Administration for Management Science and Insurance and Economic Security. He earned a Masters degree in Business Administration from Appalachian State University in 1993.

     Mr. Huber has been a member of the Board of Directors since July 2002; is a Senior Director of Kissinger McLarty Associates, an international advisory partnership led by Henry Kissinger and Mack McLarty; and is Chief Executive Officer of Norte Sur, a private equity firm targeting Latin America. Mr. Huber is former Chairman, President and Chief Executive Officer of Aetna, Inc., the Hartford, CT-based insurance company, which he joined in 1995. At Aetna, Mr. Huber was responsible for a number of strategic acquisitions, such as NYLCare, PruCare and USHealthcare, making Aetna the largest healthcare insurer in the world. Prior to Aetna, Mr. Huber had a 35-year career in banking, including four years as Vice Chairman and Director of Continental Bank and senior management positions at Chase Manhattan and Citibank. Mr. Huber serves as Director of Danielson Holding Company and was a member of the Congressional International Financial Institutions Advisory Commission. He is a former Coast Guard officer and holds a Bachelor of Arts degree from Harvard College.

     Mr. Hoffman has been a member of the Board of Directors since January 2002 and is a Managing Director of Palisade Capital Management, LLC, an affiliate of Palisade Concentrated Equity Partnership, L.P., which he joined upon its formation in 1995. He is a Director of Refac, a publicly-traded company, as well as several privately held companies, including Berdy Medical Systems, C3I, Telelogue, Marco Group and Neurologix. Mr. Hoffman is a graduate of the Wharton School at the University of Pennsylvania.

     Mr. Johnson has been a member of the Board of Directors since May 2002 and is Chairman of PSS World Medical, Inc., a national distributor of medical equipment and supplies to physicians, hospitals, nursing homes, and diagnostic imaging facilities. He is a Director of MetroMedia International Group, Neurologix, Inc., World Factory, Inc. and Refac; is retired Chairman and Chief Executive Officer of Pier 1 Imports; and is former Executive Vice President and Director of the Wickes Companies, Inc. Mr. Johnson, who attended the University of Iowa, completed the Advanced Management Program at the Harvard Business School. He is former Chairman of the American Business Conference, former trustee of Texas Christian University and is a former Chief Executive Officer Participant in the National Conference on Ethics in America.

     Mr. Meskin has been a member of the Board of Directors since January 2002 and is retired Vice President-Finance-National Operations of Verizon, the combined Bell Atlantic/GTE telecommunications company. Mr. Meskin joined New York Telephone in 1970 and held a variety of line and staff assignments with the company over a 31-year career. In 1994, he was named Vice President-Finance and Treasurer for NYNEX Telecommunications. When Bell Atlantic and NYNEX merged, he was appointed Vice President-Finance and Comptroller of Bell Atlantic. Mr. Meskin is a member of the Board of Trustees of Nyack (New York) Hospital and the Board of Trustees of the Post Graduate Center for Mental Health.


     Mr. Newman has been a member of the Board of Directors since May 2002 and is Chairman of the Board, President and Chief Executive Officer of DRS Technologies, Inc., a leading supplier of defense electronics systems to government and commercial customers worldwide. Mr. Newman joined DRS Technologies in 1973, served many years as its Chief Financial Officer, was named a Director in 1988, became President and Chief Executive Officer in 1994, and was elected Chairman of the Board. Mr. Newman serves as Vice Chairman of the American Electronics Association, and as a Director of the New Jersey Technology Council, SSG Precision Optronics and the Congoleum Corporation where he chairs the Audit Committee. He is a member of the Board of Governors of the Aerospace Industries Association of America, and also serves as a member of the Navy League of the United States, the National Defense Industrial Association, the Association of the U.S. Army, and the American Institute of Certified Public Accountants, among other professional affiliations. Mr. Newman holds a Bachelor of Arts degree in Economics from the State University of New York at Binghamton and a Master of Business Administration from Pace University. He is also a C.P.A.

     Mr. Walls has served as Vice President and General Counsel of OptiCare since February 2002. Prior to joining OptiCare, from December 2000 to February 2002, Mr. Walls was Vice President, Corporate Counsel and Corporate Secretary for Outpost.com, a technology company in Connecticut. Prior to that, from October 1999 to December 2000, he was Corporate Counsel, Vice President of Business Affairs and Assistant Corporate Secretary with Real Media Inc., an international technology start-up. From December 1995 to October 1999, Mr. Walls served as an in-house litigator with St. Paul Fire and Marine Insurance Company. His professional career also included private practice concentrating on litigation that included medical malpractice defense and complex insurance administrative proceedings. Mr. Walls received his Bachelor of Arts degree from the University of Dayton and his Juris Doctor degree from Widener University School of Law.

     Mr. Wilkes has served as President and Chief Operating Officer of OptiCare since June 10, 2002. From 2001 to June 2002, Mr. Wilkes served as Senior Vice President of Business Development for CIGNA Health Services, a unit of CIGNA Corp. During his tenure with CIGNA, Mr. Wilkes was responsible for the development of new specialty healthcare businesses, including the founding of CIGNA Vision Care. From 1999 to 2001, Mr. Wilkes was head of strategy and mergers & acquisitions for Aetna USHealthcare, a unit of Aetna Inc. From 1989 to 1999, Mr. Wilkes held a variety of other executive positions at Aetna in finance, marketing and business development. A graduate of Brown University, Mr. Wilkes holds a Masters degree in Economics and Corporate Finance from Trinity College.

                                     PART II


ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Trading in OptiCare Common Stock

     Our common stock is traded on the American Stock Exchange under the symbol "OPT". The high and low closing prices for the periods presented are based on trades effected on the American Stock Exchange.

                2002                         HIGH             LOW
                ----                         ----             ---
           4th Quarter                      $0.44          $ 0.23
           3rd Quarter                       0.31            0.20
           2nd Quarter                       0.45            0.15
           1st Quarter                       0.45            0.13

                2001                         HIGH             LOW
                ----                         ----             ---
           4th Quarter *                   $0.160          $0.100
           3rd Quarter *                        -               -
           2nd Quarter *                    0.290           0.200
           1st Quarter                      0.625           0.320

* Trading in our common stock was suspended by the American Stock Exchange from April 20, 2001 through December 11, 2001.

     On February 28, 2003, the last reported sale price of our common stock on the American Stock Exchange was $0.65 per share. As of February 28, 2003, there were approximately 200 stockholders of record of our common stock. The number of record holders was determined from the records of our transfer agent, Mellon Investor Services, LLC, and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies. We believe the number of beneficial holders of our common stock is approximately 1,500.

     We have never paid any cash dividends on our common stock and do not intend to pay any cash dividends on our common stock for the foreseeable future. It is our present policy that any retained earnings will be used for repayment of indebtedness, working capital, capital expenditures and general corporate purposes. Furthermore, we are precluded from declaring or paying any cash dividends on our common stock, or making a distribution to our stockholders under the covenants of our loan agreement with our senior lender, until the termination of such agreement and the repayment of all amounts due to such lender. Additionally, we are precluded from declaring or paying any cash dividends on our common stock, or making a distribution to our stockholders under the terms of a senior subordinated secured note issued to Palisade Concentrated Equity Partnership, L.P., our majority shareholder, until the termination of such note and the repayment of all amounts due to Palisade. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources")

American Stock Exchange Listing

     On April 20, 2001, the American Stock Exchange suspended trading of our common stock. The exchange did not permit trading in the stock from that date until December 12, 2001 principally because we had not filed our Annual Report on Form 10-K for the year ended December 31, 2000, or our Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30 and September 30, 2001. We filed all those reports by December 3, 2001, and the exchange thereafter permitted trading to resume on December 12, 2001.

     By letter dated November 19, 2001, the staff of the American Stock Exchange advised us that it would recommend to the exchange's Committee on Securities the delisting of our common stock. We appealed such recommendation and a hearing on the appeal was held before the Committee on Securities on January 29, 2002. The Committee decided at that time to postpone a determination of whether or not to delist our common stock pending timely receipt of our Annual Report on Form 10-K for the year ended December 31, 2001, and review of that report by the Committee and the staff of the exchange. On April 12, 2002, the American Stock Exchange advised us that its Committee on Securities had determined not to recommend to its Adjudicatory Council to file an application with the Securities and Exchange Commission to strike our common stock from listing and registration on the exchange. It did so based upon information we presented, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and information concerning our Capital Restructuring Transactions, which were completed on January 25, 2002. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources") We remain subject to a 12-month follow-up period during which we are subject to review by the exchange to ensure that we do not fall below any of the exchange's continued listing requirements. As of February 28, 2003, we believe we are in compliance with these requirements.

     We cannot provide assurances that our common stock will continue to be listed without further suspensions, or that the exchange will not de-list our common stock in the future. The exchange's rules for continued listing include stockholders' equity requirements, which we may not meet if we experience further losses; and market value requirements, which we may not meet if the price of our common stock does not increase.

Recent Sales of Unregistered Securities

     In December 2002, we issued an aggregate of 17,500,000 shares of common stock to two of our shareholders, including Palisade, upon their exercise of warrants at an exercise price of $0.14 per share. We received proceeds from the exercise of these warrants totaling $2,450,000.

     On December 20, 2002, we granted options to purchase 710,000 shares of common stock under our Amended and Restated 2002 Stock Incentive Plan, at an exercise price of $0.36 per share.

     On February 7, 2003, we issued 750,000 shares of common stock, with an estimated fair value of approximately $330,000, as part of the purchase price consideration for our acquisition of Wise Optical.

     On February 28, 2003, under our Amended and Restated 2002 Stock Incentive Plan, we granted an aggregate of 225,000 shares of restricted stock, with an estimated fair value of $146,250, and options to purchase an aggregate of 773,000 shares of common stock at an exercise price of $0.65 per share.

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

ITEM 6. SELECTED FINANCIAL DATA

     The following selected historical consolidated financial data has been derived from audited historical financial statements and should be read in conjunction with our consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations.

     OptiCare in its present form is the result of mergers completed on August 13, 1999 among Saratoga Resources, Inc., PrimeVision Health, Inc. and OptiCare Eye Health Centers, Inc. For accounting purposes, PrimeVision was treated as the accounting acquirer and, therefore, the predecessor business for historical financial statement reporting purposes. During 2002, we sold the net assets of our retail optometry operations in North Carolina and accounted for the sale as a discontinued operation. Accordingly, historical amounts presented below have been restated to reflect discontinued operations treatment. On February 7, 2003 we acquired Wise Optical. (See "Business --Recent Developments") The historical results presented below do not include the results of Wise Optical and are not indicative of our future financial condition or results of operations.

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                  ----------------------------------------------------------------
   (in thousands, except per share data)             2002         2001         2000        1999 (1)      1998
                                                     ----         ----         ----        --------      ----
STATEMENT OF OPERATIONS DATA:
Total net revenues                                 $91,531       $94,082     $109,346      $66,944      $44,926
Income (loss) from continuing operations
available to common stockholders (2)                 $(979)       $2,687     $(14,686)       $(578)     $(6,131)
Weighted average shares outstanding (3):
     Basic                                          12,552        12,795       12,354        4,776        2,256
     Diluted                                        12,552        13,214       12,354        4,776        2,256
Income (loss) from continuing operations
per share available to common stockholders (2) :
       Basic and diluted                            $(0.07)        $0.21       $(1.19)      $(0.12)      $(2.72)

(1) We acquired OptiCare Eye Health Centers, Inc. on August 13, 1999 and Cohen Systems, Inc. (now doing business as "CC Systems") on October 1, 1999, which were accounted for as purchases. Accordingly, the results of operations of OptiCare Eye Health Centers, Inc. and Cohen Systems, Inc. are included in the historical results of operations since September 1, 1999 and October 1, 1999, respectively, the deemed effective dates of the acquisitions for accounting purposes.

(2) Includes the effect of goodwill amortization of $943, $943, $605 and $284 in 2001, 2000, 1999 and 1998, respectively. The amortization of goodwill was discontinued in 2002 pursuant to SFAS No. 142. Also includes preferred stock dividends of $531, $600 and $1,200 in 2002, 1999 and 1998, respectively.

(3) The weighted averages of common shares outstanding prior to 2000 have been adjusted to reflect the conversion associated with the reverse merger with Saratoga in 1999.

                                                                    AS OF DECEMBER 31,
                                            -------------------------------------------------------------------
              (in thousands)                    2002         2001          2000          1999         1998
                                                ----         ----          ----          ----         ----
BALANCE SHEET DATA:
Net assets of discontinued operations           $      -      $ 9,494       $10,051       $10,647     $ 10,078
Total current assets                              12,904       20,583        14,913        21,345       20,237
Goodwill and other intangibles, net               21,869       22,050        23,161        25,207          595
Total assets                                      45,105       59,742        55,513        66,740       26,556
Total current liabilities                         10,668       17,128        49,454        20,654       51,198
Total debt (including current portion)            19,486       34,393        34,058        42,956       39,750
Mandatorily redeemable preferred stock             4,487            -             -             -        9,200
Total stockholders' equity (deficit)            $ 10,652      $ 6,982       $ 3,877       $ 5,274     $(34,690)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto which are included elsewhere in this Annual Report on Form 10-K. (See "Index to Financial Statements" beginning at page F-1.)

     Overview. We are an integrated eye care services company focused on vision benefits management (managed vision), the distribution of products and software services to eye care professionals, and consumer vision services, which includes retail optical sales and eye care services to patients.

     In May 2002, our Board of Directors approved management's plan to dispose of substantially all of the net assets relating to our retail optometry operations in North Carolina. The sale was completed in August 2002 and was accounted for as a discontinued operation.

     In addition, during the third quarter of 2002, we modified our strategic vision and realigned our business into the following three reportable operating segments: (1) Managed Vision, (2) Consumer Vision, and (3) Distribution & Technology. Our Managed Vision Division contracts with insurers, managed care plans and other third party payers to manage claims payment administration of eye health benefits for contracting parties. Our Consumer Vision Division sells retail optical products to consumers and operates integrated eye health centers and surgical facilities in Connecticut where comprehensive eye care services are provided to patients. Our Distribution & Technology Division provides products and services to eye care professionals (ophthalmologists, optometrists and opticians). This division operates a Buying Group program for optical and ophthalmic goods and medical supplies, and develops and sells technology systems and software to eye care professionals.

     In addition to these divisions, we receive income from other non-core operations and transactions, including our health service organization ("HSO") operation which receives fee income for providing certain support services to individual ophthalmology and optometry practices. While we continue to provide the obligatory services to these practices, we are in the process of generally disengaging from a number of these operations. (See "Legal Proceedings --Health Services Organization Lawsuits")

     As a result of the sale of our retail optometry division in North Carolina and the realignment of our business into these three reportable operating segments, historical amounts previously reported have been restated to reflect discontinued operations treatment and to conform to our current operating segment presentation.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

     For a detailed discussion on the application of these and other accounting policies, see Note 2 in the "Notes to the Consolidated Financial Statements." We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Services Revenue

     Through our affiliated professional corporation, our Consumer Vision Division provides to consumers comprehensive eye care services, including medical and surgical treatment of eye diseases and disorders by ophthalmologists, and vision measuring and non-surgical treatments and correction services by optometrists. We charge a fee for providing the use of our ambulatory surgery center to professionals for surgical procedures. Our ophthalmic, optometric and ambulatory surgery center services are recorded at established rates, reduced by an estimate for contractual allowances and doubtful accounts. Contractual allowances arise due to the terms of certain reimbursement contracts with third-party payers that provide for payments to us at amounts different from our established rates. The contractual allowance represents the difference between the charges at established rates and estimated recoverable amounts and is recognized in the period the services are rendered. The contractual allowance recorded is estimated based on an analysis of collection experience in relation to amounts billed and other relevant information. Any differences between estimated contractual adjustments and actual final settlements under reimbursement contracts are recognized as contractual adjustments in the period of final settlements.

Medical Claims Expense

     Claims expense is recorded as provider services are rendered and includes an estimate for claims incurred but not reported. Reserves for estimated insurance losses are determined on a case by case basis for reported claims, and on estimates based on our experience for loss adjustment expenses and incurred but not reported claims. These liabilities give effect to trends in claims severity and other factors which may vary as the losses are ultimately settled. We believe that our estimates of the reserves for losses and loss adjustment expenses are reasonable; however, there is considerable variability inherent in the reserve estimates. These estimates are continually reviewed and, as adjustments to these liabilities become necessary, such adjustments are reflected in current operations in the period of the adjustment.

Goodwill

     Goodwill, which arises from the purchase price exceeding the assigned value of net assets of acquired businesses, represents the value attributable to unidentifiable intangible elements being acquired. Of the total goodwill included on our consolidated balance sheet, approximately 58% is recorded in our Managed Vision segment, 22% in our Consumer Vision segment and 20% in our Distribution & Technology segment.

     On an annual basis, or as circumstances dictate, management reviews goodwill and evaluates events or other developments that may indicate impairment in the carrying value. The evaluation methodology for potential impairment is inherently complex, and involves significant management judgement in the use of estimates and assumptions. We use multiples of revenue and earnings before interest, taxes, depreciation and amortization of comparable entities to value the reporting unit being evaluated for goodwill impairment.

     We evaluate impairment using a two-step process. First, we compare the aggregate fair value of the reporting unit to its carrying amount, including goodwill. If the fair value exceeds the carrying amount, no impairment exists. If the carrying amount of the reporting unit exceeds the fair value, then we compare the implied fair value of the reporting unit's goodwill with its carrying amount. The implied fair value is determined by allocating the fair value of the reporting unit to all the assets and liabilities of that unit, as if the unit had been acquired in a business combination and the fair value of the unit was the purchase price. If the carrying amount of the goodwill exceeds the implied fair value, then goodwill impairment is recognized by writing the goodwill down to the implied fair value.

     Events that may indicate goodwill impairment include significant or adverse changes in business or economic climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel, and the sale or expected sale/disposal of a reporting unit. Due to uncertain market conditions it is possible that that the financial information used to support our goodwill may change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition.

Income Taxes

     We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires an asset and liability method of accounting for deferred income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse. Our determination of the likelihood that deferred tax assets can be realized is based on our examination of available evidence, which involves estimates and assumptions . We consider future market growth, forecasted earnings, future taxable income and known future events in determining the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination is made.

RESULTS OF OPERATIONS

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     Managed Vision revenue. Managed Vision revenue represents fees received under our managed care contracts.

Managed Vision revenue increased to $29.4 million for the year ended December 31, 2002, from $29.0 million for the year ended December 31, 2001, an increase of $0.4 million or 1.5%. Managed Vision revenue increased due to new contracts and growth within existing contracts, partially offset by a decrease in revenue largely due to the non-renewal of three contracts.

     Product sales revenue. Product sales primarily include the retail sale of optical products in our Consumer Vision segment and the sale of optical products through our Buying Group. Product sales revenue decreased to $39.4 million for the year ended December 31, 2002, from $44.4 million for the year ended December 31, 2001, a decrease of $5.0 million or 11.1%. Of this decrease, $4.5 million represents a decrease in Buying Group revenue and $0.5 million represents a decrease in retail optical revenue resulting from a decrease in purchasing volume. The decrease in Buying Group volume is primarily due to consolidation in the eye care industry whereby smaller independent eye care businesses are being replaced by larger eye care chains that purchase directly from vendors. We expect this shift to continue and potentially further reduce the Buying Group's market share and revenue, however, we do not expect this trend to have a material impact on our overall profitability.

     Other services revenue. Other services revenue includes revenue earned from providing eye care services in our Consumer Vision segment, software services in our Distribution & Technology segment and HSO services. Services revenue decreased to $20.4 million for the year ended December 31, 2002, from $20.7 million for the year ended December 31, 2001, a decrease of $0.3 million or 1.9%. This decrease includes a $1.6 million decrease in health service organization revenue, which was offset by a $0.8 million increase in Consumer Vision services revenue and a $0.5 million increase in software services revenue. Our revenue stream from fees collected under our health service organization agreements has been decreasing due to disputes with certain physician practices which are parties to these agreements. We are in litigation with several of these practices and intend to continue to pursue settlement of these matters in the future. While a continued decrease in these contractual fees could negatively impact our cash flows, we are currently focusing on resolving the disputes with these practices and believe we will receive cash payments and/or other consideration in settlement of these disputes. The $0.8 million increase in Consumer Vision services was due to increased services volume in the optometry and ophthalmology areas. The $0.5 million increase in software services revenue was primarily due to an increase in sales volume.

     Other income. Other income for the year ended December 31, 2002 of $2.3 million represents non-recurring settlements on health service organization contracts. We had no other income in 2001.

     Medical claims expense. Medical claims expense decreased to $22.3 million for the year ended December 31, 2002, from $23.0 million for the year ended December 31, 2001, a decrease of $0.7 million. This decrease was primarily due to a $0.6 million favorable adjustment to the reserve in 2002. The medical claims expense loss ratio (MLR) representing medical claims expense as a percentage of Managed Vision revenue improved to 75.9% in 2002, from 79.2% in 2001, primarily due to the favorable adjustment of $0.6 million in 2002. Excluding this adjustment, MLR for 2002 would have been 77.9% compared to 79.2% for 2001.

     Cost of product sales. Cost of product sales decreased to $31.1 million for the year ended December 31, 2002, from $35.5 million for the year ended December 31, 2001, a decrease of $4.4 million or 12.6%. This decrease in cost of sales is due to decreases in sales volume in our Buying Group and retail optometry operations.

     Cost of services. Cost of services decreased to $8.2 million for the year ended December 31, 2002, compared to $8.8 million for the year ended December 31, 2001, a decrease of $0.6 million or 7.7%. This decrease was comprised of a $0.9 million decrease in cost of services associated with Consumer Vision services as a result of cost containment initiatives, partially offset by a $0.3 million increase in technology services expense associated with an increase in sales.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased to $26.3 million for the year ended December 31, 2002, from $25.1 million for the year ended December 31, 2001, an increase of $1.2 million or 4.6%. Of this increase, approximately $0.2 million represents an increase in corporate overhead and primarily relates to increased compensation expense associated with the addition of executive and managerial personnel. The remaining increase primarily represents increases in professional fees, principally legal and consulting.

     Restructuring and other one-time charges. In 2001, we recorded $1.0 million for professional fees, primarily non-deferrable legal and workout costs, associated with our capital restructuring. No such charges were recorded in 2002.

     Depreciation. Depreciation expense was $1.9 million for the year ended December 31, 2002 compared to $1.8 million for the year ended December 31, 2001. The $0.1 million increase represents depreciation expense on new fixed assets purchased during the year.

     Amortization. Amortization expense decreased to $0.2 million for the year ended December 31, 2002 from $1.1 million for the year ended December 31, 2001 due to the discontinuation of the amortization of goodwill effective January 1, 2002 in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets."

     Interest expense. Interest expense remained unchanged at approximately $3.0 million for each of the years ended December 31, 2002 and 2001. Although we reduced our outstanding indebtedness during 2002, interest expense associated with the decrease in debt was offset by an increase in the interest rate charged on our restructured debt.

     Income tax benefit. We recorded an income tax benefit of $0.9 million for the year ended December 31, 2002 and $8.0 million for the year ended December 31, 2001. The 2002 tax benefit represents the tax benefit on the loss from continuing operations at an effective rate of 67.9%. Our 2002 effective tax rate differs from the federal statutory rate primarily due to non-deductible expenses. The tax benefit in 2001 was primarily due to the reversal of the valuation allowance against our deferred tax assets based on our expected ability to utilize our net operating loss carryforwards in the future.

     Discontinued operations. In May 2002, our Board of Directors approved our plan to dispose of the net assets used in the retail optical and optometry practice locations we operated in North Carolina. On August 12, 2002, we consummated the sale of those assets, which resulted in a $4.4 million loss on disposal in 2002, including income tax expense of $0.3 million. We reported $0.3 million of income from discontinued operations, net of tax, for each of the years ended December 31, 2002 and 2001, representing income from this operation prior to disposal.

     Extraordinary item. We reported a $5.3 million net gain on early extinguishment of debt in 2002. The gain was reported in the first quarter of 2002 and was comprised of approximately $10.0 million of forgiveness of principal and interest by Bank Austria, our former senior secured lender, and was partially offset by the write-off of $1.2 million of related unamortized deferred financing fees and debt discount, and $3.5 million of income taxes.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     Managed Vision revenue. Managed Vision revenue decreased to $29.0 million for the year ended December 31, 2001, from $38.3 million for the year ended December 31, 2000, a decrease of $9.3 million or 24.2%. This decrease was primarily due to two managed care contracts that were not renewed in December 2000 by Anthem Blue Cross and Blue Shield of Connecticut ("Anthem"). In addition, our contract with ConnectiCare was amended in April 2001, allowing ConnectiCare to resume administration of the contract, further reducing managed care revenue. These decreases were partially offset by negotiated increases in capitation revenue on existing contracts.

     Product sales revenue. Product sales revenue decreased to $44.4 million for the year ended December 31, 2001, from $48.8 million for the year ended December 31, 2000, a decrease of $4.4 million or 9.2%. Of this decrease, $3.1 million represents a decrease in Buying Group revenue resulting from decreases in purchasing volume. This decrease in volume is primarily due to consolidation in the eye care industry whereby the smaller independent eye care businesses are being replaced by larger eye care chains that purchase directly from vendors. The remaining $1.3 million decrease represents a decrease in retail optometry sales primarily due to the closure of certain optometry facilities in connection with the restructuring of our operations in Connecticut during 2000.

     Other services revenue. Services revenue decreased to $20.7 million for the year ended December 31, 2001, from $22.2 million for the year ended December 31, 2000, a decrease of $1.5 million or 6.8%. This decrease in revenue is primarily due to the closure of certain ophthalmology and ambulatory surgery centers in Connecticut as a result of restructuring our operations, which began in 2000 and ended in 2001.

     Medical claims expense. Medical claims expense decreased to $23.0 million for the year ended December 31, 2001, from $32.2 million for the year ended December 31, 2000, a decrease of $9.2 million or 29%. Our MLR improved to 79.2% in 2001, from 84.0% in 2000. This improvement in MLR is primarily due to the two Anthem contracts and the ConnectiCare contract that are no longer managed by us, which had higher MLRs than the average of our remaining contracts, and to negotiated increases in capitation rates on existing managed care contracts.

     Cost of product sales. Cost of product sales decreased to $35.5 million for the year ended December 31, 2001, from $38.6 million for the year ended December 31, 2000, a decrease of $3.1 million or 7.9%. This decrease in cost of sales is due to decreases in sales volume in our Buying Group and retail optometry operations.

     Selling, general and administrative expenses. Selling, general and administrative expenses decreased to $25.1 million for the year ended December 31, 2001, from $29.7 million for the year ended December 31, 2000, a decrease of $4.6 million or 15.5%. Of this decrease, approximately $4.1 million represents decreases in compensation, marketing, rent and utilities primarily as a result of restructuring our operations in 2000, which involved closing facilities and reducing overhead. The remaining decrease of approximately $0.5 million represents a decrease in corporate overhead and primarily relates to compensation of executive and managerial personnel.

     Restructuring and other one-time charges. In 2001, we recorded a $1.0 million charge for professional fees, primarily non-deferrable legal and workout costs, associated with our capital restructuring. In 2000, we recorded a $4.3 million charge comprised of $2.3 million for operations restructuring, $1.8 million for terminated merger costs and $0.2 million of other non-recurring charges. The $2.3 million operations restructuring charge was recorded to cover costs associated with restructuring our operations in Connecticut, which included closing and consolidating certain facilities, reducing overhead and streamlining operations, and was comprised of $0.2 million of employee termination costs, $1.2 million of lease related charges, $0.8 million of fixed asset write-offs and $0.1 million of other related expenses. The terminated merger costs represent non-recurring costs associated with a proposed merger with Vision Twenty-One, which was terminated in June 2000. We also recorded a $0.2 million charge consisting of one-time costs related to the canceled sale of our Connecticut operations. These costs consisted primarily of professional fees and related transaction expenses.

     Write-off of goodwill. In the fourth quarter of 2000, we recorded a $1.3 million charge for a write-off of a portion of our goodwill, which represented the unamortized goodwill balance allocated to managed care operations in Connecticut, which were closed in 2000. We had no such charges in 2001.

     Depreciation. Depreciation expense decreased to $1.8 million for the year ended December 31, 2001, from $2.1 million for the year ended December 31, 2000, a decrease of $0.3 million. This decrease is primarily related to fixed assets that were disposed of in 2000, in the course of the corporate restructuring activities that year.

     Amortization. Amortization remained relatively unchanged at $1.1 million for the year ended December 31, 2001 compared to $1.2 million for the year ended December 31, 2000, a decrease of $0.1 million.

     Interest expense. Interest expense decreased to $3.0 million for the year ended December 31, 2001, from $3.5 million for the year ended December 31, 2000, a decrease of $0.5 million. The decrease is primarily due to a decrease in the average interest rate associated with our bank indebtedness.

     Income tax expense (benefit). We recorded income tax expense of $2.6 million for the year ended December 31, 2000, primarily due to the establishment of a valuation allowance against our deferred tax assets due to the uncertainty, at that time, regarding our ability to utilize our net operating loss carryforwards. The income tax benefit of $8.0 million in 2001 was primarily due to the reversal of the valuation allowance against our deferred tax assets, based on our expected ability to utilize our net operating loss carryforwards in the future.

     Income from discontinued operations. Discontinued operations represent our retail optometry operation in North Carolina that we disposed of in 2002. Income from discontinued operations net of tax was $0.3 million for the year ended December 31, 2001 compared to $0.5 million for the year ended December 31, 2000 and represents net income from these operations prior to their disposal in 2002.

NEW ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2002, we adopted Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets". This standard changes the accounting for goodwill and intangible assets with an indefinite life whereby such assets will no longer be amortized; however, the standard does require, at least annually, an evaluation for impairment, and a corresponding write-down, if appropriate. SFAS No. 142 requires a transitional goodwill impairment test six months from the date of adoption. We completed our transitional impairment test during the quarter ended June 30, 2002 and the annual test for impairment during the fourth quarter of 2002 and no impairment write-downs were required.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting For Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We are required to adopt the provisions of SFAS No. 143 at the beginning of fiscal 2003. We have determined that the adoption of this statement will not have a material impact on our financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This statement also broadens the definition of discontinued operations to include more disposal transactions. We adopted the provisions of this statement on January 1, 2002. We applied SFAS No. 144 to the sale of our North Carolina retail optical and optometry assets and reported a loss on disposal of $4.4 million for the year ended December 31, 2002.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections." SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No.13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No.145 related to classification of debt extinguishment are effective for fiscal years beginning after May 15, 2002. The provisions of SFAS No.145 related to lease modification are effective for transactions occurring after May 15, 2002. In 2003, we will reclassify our previously reported gain from extinguishment of debt of $8.8 million and related income tax expense of $3.5 million from an extraordinary item to continuing operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" and nullified EITF Issue No. 94-3. SFAS No.146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No 94-3 had recognized the liability at the commitment date of an exit plan. We are required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. We do not expect the provisions of SFAS No. 146 to have a material impact on our financial position or results of operations.

     In November 2002, FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued. This interpretation provides guidance on the guarantor's accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. We adopted the disclosure requirements of the interpretation as of December 31, 2002. The accounting guidelines are applicable to guarantees issued after December 31, 2002 and require that we record a liability for the fair value of such guarantees in our balance sheet. We do not expect the provisions of FIN No. 45 to have a material impact on our financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an Amendment of Statement of Financial Accounting Standard No. 123." This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 and Accounting Principles Board Opinion No. 28, "Interim Financial Reporting," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We will implement the amended disclosure requirements effective December 31, 2002. We have not yet determined whether we will voluntarily change to the fair value based method of accounting for stock-based employee compensation.

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. The interpretation is not expected to have a material effect on the Company's financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary sources of liquidity are cash flows generated from operations and borrowings under our credit facility. Our principal uses of liquidity are to provide working capital, meet debt service requirements and finance capital expenditures.

     On January 25, 2002, as more fully described below, we completed a series of transactions (which we refer to as the Capital Restructuring Transactions) which resulted in a major restructuring of our debt, equity and voting capital stock. (See "--The Capital Restructuring Transactions") Taking into account the impact of that restructuring, among other factors, we believe that our cash flow from operations, borrowings under our credit facility, and operating and capital lease financing will provide us with sufficient funds to finance our operations for the next 12 months. If however, additional funds are needed, we may attempt to raise such funds through the issuance of equity or convertible debt securities. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and our stockholders may experience dilution of their interest in us. If additional funds are needed and are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to competitive pressures may be significantly limited.

     As of December 31, 2002, we had cash and cash equivalents of approximately $3.1 million, $2.3 million of borrowings outstanding under our term loan with CapitalSource Finance LLC, and $1.6 million of advances outstanding under our revolving credit facility with CapitalSource.

     On February 7, 2003, in connection with our acquisition of the assets of Wise Optical Vision Group, Inc., our revolving credit facility with CapitalSource was increased from $10 million to $15 million. As of February 28, 2003, we had $8.2 million outstanding under our revolving credit facility, with approximately $3.6 million of additional availability. (Although we may borrow up to $15 million under the revolving credit facility, availability is based on the value of the collateral underlying the facility at any given time and on the amount outstanding under the facility at such time.)

     In February 2003, we received approval from the South Carolina Department of Insurance to operate a captive insurance company domiciled in South Carolina. We obtained $0.6 million in letters of credit to capitalize a new wholly owned subsidiary, OptiCare Vision Insurance Company, Inc., to operate as the captive insurance company, as part of our Managed Vision Division's entrance into the "direct-to-employer" market.

Cash Flows from Operations

     Net cash used in operating activities was $0.2 million for the year ended December 31, 2002, as compared to net cash provided from operations of $1.5 million for the year ended December 31, 2001. Net cash used in operating activities for the year ended December 31, 2002 was primarily driven by a $3.3 million reduction in accounts payable, accrued expenses and other liabilities as a result of our improved liquidity after the Capital Restructuring Transactions in January 2002 and increases in inventory and other assets of $0.4 million. These changes were offset by $1.3 million of net income from continuing operations after adding back non-cash charges , $1.0 million in cash provided from discontinued operations and a $1.2 decrease in accounts receivable and other assets. For the year ended December 31, 2001, net cash provided from operations was primarily driven by a $1.4 million net increase in accounts payable, accrued expenses and other liabilities, cash provided by discontinued operations of $1.0 million and a reduction in accounts receivable, inventory and other current assets of $0.1 million. These changes were offset by $1.1 million of net loss from continuing operations after adding back non-cash charges for depreciation, amortization, deferred taxes and interest.

     Net cash provided by investing activities was $2.4 million for the year ended December 31, 2002 compared to $0.4 million used in investing activities for the year ended December 31, 2001. Net cash provided by investing activities in 2002 consisted principally of $3.9 million in net cash received from the sale of discontinued operations and $0.7 million received from notes receivable payments, which were offset by $1.4 million paid to reacquire certain notes receivable and contractual rights as part of the Capital Restructuring Transactions and $0.8 million paid for the purchase of fixed assets. Net cash used in investing activities for the year ended December 31, 2001 was $0.4 million for the purchase of fixed assets.

     Net cash used in financing activities was $1.7 million for the year ended December 31, 2002 compared to $0.1 million for the year ended December 31, 2001. Net cash provided by financing activities in 2002 consisted of approximately $27.5 million from the issuance of debt and preferred stock in connection with our Capital Restructuring Transactions and $2.5 million in proceeds from the exercise of stock warrants. These sources of cash were offset by approximately $25.1 million of principal payments on long-term debt (primarily related to our Capital Restructuring Transactions), a $4.9 million net decrease in our revolving credit facility and $1.5 million in financing costs. Net cash provided by financing activities in 2001 consisted of $0.5 million of net proceeds from funds borrowed under through an amendment to our then existing bridge loan, which was partially offset by approximately $0.5 million of principal payments on long term debt and $0.1 million of capital lease payments.

The Capital Restructuring Transactions

     On January 25, 2002, we (including certain of our subsidiaries) completed a series of transactions, which resulted in a major reduction in, and restructuring of, our outstanding debt as well as our issuance of equity and voting capital stock.

     The Capital Restructuring Transactions included, among other things, the following:

     1. Our obligations under the outstanding bridge loan (referred to as the Bridge Loan) with Alexander Enterprises, Palisade Concentrated Equity Partnership, L.P. and Linda Yimoyines, wife of Dean J. Yimoyines, M.D., our Chairman and Chief Executive Officer, were satisfied in full.

     2. Bank Austria, our senior bank lender at the time, forgave the portion of our indebtedness to it in excess of $21.8 million and sold our loans and other obligations with Bank Austria, including security agreements, pledges of stock by certain of our subsidiaries and guarantees of loans and other obligations, to CapitalSource Finance LLC, a Delaware limited liability company.

     3. We amended and restated the terms of the debt acquired by CapitalSource from Bank Austria by entering into an Amended and Restated Revolving Credit, Term Loan and Security Agreement, referred to as the Loan and Security Agreement.

     4. Palisade and Ms. Yimoyines made subordinated loans to us of $13.9 million and $100,000, respectively, which loans are evidenced by senior subordinated secured notes, the terms of which are described in more detail below. We applied a portion of the proceeds of the Palisade loan to pay down a portion of our debt under the Loan and Security Agreement with CapitalSource.

     5. We reacquired from Bank Austria, for a cash payment of $1.35 million, certain notes and contractual rights originally issued or made to OptiCare in connection with our transfers of certain medical practice assets to physicians engaged in such practices.

     6. Without further consideration, Bank Austria returned warrants previously issued to it to purchase 100,000 shares of our common stock; returned to us 418,803 shares of our Series A convertible preferred stock; and returned to us 56,900 shares of our common stock. Each of these equity instruments was cancelled and retired by us.

     7. We issued (i) Palisade and Ms. Yimoyines 2,571,429 and 285,714 shares of Series B 12.5% Voting Cumulative Convertible Preferred Stock (referred to as the Series B Preferred Stock), respectively, for a purchase price of $3.6 million and $0.4 million, respectively, (ii) Palisade and Ms. Yimoyines 309,170.5 and 38,646.3 shares of Series B Preferred Stock, respectively, as satisfaction of our obligations under the Bridge Loan and (iii) Palisade, Ms. Yimoyines and CapitalSource warrants to purchase up to 17,375,000, 125,000 and 250,000 shares of our common stock, respectively, at an exercise price of $0.14 per share

         (subject to anti-dilution provisions). In December 2002, Palisade and Ms. Yimoyines exercised their respective warrants to purchase an aggregate of 17,500,000 shares of our common stock, resulting in proceeds of $2.5 million to OptiCare.

     8. We granted Palisade, Ms. Yimoyines and CapitalSource certain piggy-back registration rights. We are liable for all expenses in connection with the required registrations but other participants to the registration would pay underwriting commissions and transfer taxes attributable to the securities to be sold by them.

     9. As of the closing of the Capital Restructuring Transactions on January 25, 2002, Palisade held (i) 2,000,000 shares of our common stock which were previously acquired, (ii) 2,880,599.5 shares of Series B Preferred Stock, immediately convertible into 28,805,995 shares of common stock, and (iii) immediately exercisable warrants to purchase up to an additional 17,775,000 shares of common stock, of which warrants to purchase 400,000 shares at $0.40 per share were previously acquired. Thus, 44,864,690 shares of our common stock (including 12,815,092 shares of common stock outstanding as of January 25, 2002 (i.e., prior to the Capital Restructuring Transactions), and 32,049,598 shares of common stock issuable upon conversion of the Series B Preferred Stock held by Palisade and Ms. Yimoyines) would be outstanding in the event that all of the shares of Series B Preferred Stock are converted. Without giving effect to any warrants, Palisade was deemed to beneficially own 74.0% of our common stock. Giving effect to the warrants held by Palisade, Palisade was deemed to beneficially own 81.8% of our common stock.

The CapitalSource Loan and Security Agreement

The term loan and credit facility with CapitalSource are subject to a Loan and Security Agreement. The Loan and Security Agreement contains certain restrictions on the conduct of our business, including, among other things, restrictions on incurring debt, purchasing or investing in the securities of, or acquiring any other interest in, all or substantially all of the assets of any person or joint venture, declaring or paying any cash dividends or making any other payment or distribution on our capital stock, and creating or suffering liens on our assets. We are required to maintain certain financial covenants, including a minimum fixed charge ratio and to maintain a minimum net worth. As of February 28, 2003, we believe we are in compliance with the covenants.

     Our subsidiaries guarantee payments and other obligations under the credit facility and we (including certain subsidiaries) have granted a security interest in substantially all our assets to CapitalSource. We also pledged the capital stock of certain of our subsidiaries to CapitalSource.

     o Upon the occurrence of certain events or conditions described in the Loan and Security Agreement (subject to grace periods in certain cases), the entire outstanding balance of principal and interest would become immediately due and payable.

The Palisade and Yimoyines Senior Subordinated Secured Loans

     The subordinated secured loans from Palisade and Ms. Yimoyines are evidenced by senior subordinated secured notes that rank pari passu with each other. The notes are subordinate to our indebtedness to CapitalSource and are secured by second-priority security interests in substantially all of our assets (the first-priority security interest is held by CapitalSource).

     Principal is due to be paid in 10 years (i.e., on January 25, 2012) and interest is payable quarterly at the rate of 11.5%. In the first and second years, we have the right to defer 100% and 50%, respectively, of interest to maturity by increasing the principal amount of the note by the amount of interest so deferred. In the third through tenth years, the holder of the note has the right to require us to defer interest to maturity by increasing the principal amount of the note by the amount of interest so deferred. As of December 31, 2002, we deferred the payment of interest on these senior notes to maturity by increasing the aggregate principal balance of these notes by $1,588,000.

     The notes contain certain restrictions on the conduct of our business, including, among other things, restrictions on incurring debt, becoming a party to a merger, selling or transferring substantially all of our assets, declaring or paying any cash dividends or making any other payment or distribution on our capital stock or purchasing or redeeming such stock, entering into any agreements inconsistent with our obligations under the notes, making any redemption or prepayment of any subordinated debt, creating or suffering liens on our assets, or materially changing the nature of our business.

     Upon the occurrence of certain events or conditions described in the notes (subject to grace periods in certain cases), the entire outstanding balance of principal and interest would become immediately due and payable.

The Series B Preferred Stock

     As of December 31, 2002, we had 3,204,959 shares of Series B Preferred Stock issued and outstanding. The Series B Preferred Stock ranks senior to all other currently issued and outstanding classes or series of our stock with respect to dividends, redemption rights and rights on liquidation, winding up, corporate reorganization and dissolution. The Series B Preferred Stock accrues dividends at an annual rate of 12.5%. As of December 31, 2002, accrued and unpaid dividends on the Preferred Stock were approximately $531,000.

     If our assets are insufficient to pay the full amount payable to the holders of the Series B Preferred Stock with respect to dividends, redemption rights or liquidation preferences, then such holders will share ratably in the distribution of assets.

Working Capital Constraint and Contingencies

     As of December 31, 2002, under an agreement with the Texas Department of Insurance, we were required to maintain restricted investments of $250,000, thereby resulting in a restriction upon working capital.

     In addition, our cash flows could be negatively affected if the parties who dispute their Health Services Organization agreements continue their cessation of payments or other parties cease making payments required under the agreements. Further, in the event we are required to utilize funds to provide cash collateral in connection with certain contractual arrangements, our cash flows could be negatively affected.

Contractual Obligations

     The following table summarizes our significant contractual obligations (in thousands) at December 31, 2002 that impact our liquidity.

  CONTRACTUAL
  OBLIGATIONS          2003        2004        2005        2006        2007    THEREAFTER     TOTAL
-----------------    -------     -------     -------     -------     -------   ----------    -------
Long-term debt       $ 1,266     $ 2,257     $ 1,556     $  --       $  --       $14,339     $19,418
Operating leases       1,839       1,667       1,534       1,389       1,209       2,762      10,400
Capital Leases            61           7        --          --          --          --            68
                     -------     -------     -------     -------     -------     -------     -------
   Total             $ 3,166     $ 3,931     $ 3,090     $ 1,389     $ 1,209     $17,101     $29,886
                     =======     =======     =======     =======     =======     =======     =======

     On February 7, 2003, in connection with our acquisition of Wise Optical, we assumed certain operating lease obligations and increased our outstanding balance under our revolving credit facility with CapitalSource. The future minimum lease payments of those lease obligations by year, which are not included in the above table, are (in thousands): 2003: $495; 2004: $459; 2005:
$485; 2006: $465; 2007: $465; and thereafter: $2,015 for a total of $4,384. Our additional borrowings of $7.3 million under our revolving credit facility are due in 2005.

     Our long-term debt and capital restructuring are explained in detail in Notes 3 and 11 to the consolidated financial statements. Operating leases and capital leases are explained in detail in Note 12 to the consolidated financial statements.

SIGNIFICANT RELATED PARTY TRANSACTIONS

     We maintain a substantial number of real estate leases with various terms with related parties for properties located in Connecticut and Florida. Generally, the leases are for property that is used for executive offices and for the practice of ophthalmology, optometry, sale of eyeglasses, or other operating and administrative functions. We believe that these leases reflect the fair market value and contain customary terms for leased commercial real estate in the geographic area where they are located.

     In January 2002, we entered into a $14 million loan agreement with Palisade and Linda Yimoyines and issued 3.2 million shares of Series B Preferred Stock and warrants to purchase 17.5 million shares of our common stock to them as part of our Capital Restructuring Transactions. In connection with these Capital Restructuring Transactions, we received an opinion given by Legg Mason Wood Walker Incorporated that the consideration given and received by us in the capital restructuring was fair, from a financial point of view, to us and our stockholders. A special committee of the Board of Directors, comprised of independent directors, approved the Capital Restructuring Transactions and our stockholders also approved the various equity-related components of the Capital Restructuring Transactions by written consent. We believe that the Capital Restructuring Transactions were fair to us as of the time they were authorized and entered into. (See "--Liquidity and Capital Resources --The Capital Restructuring Transactions")

     We have an unsecured promissory note payable to an officer of the Company related to an amount owed in connection with our purchase of Cohen Systems (now "CC Systems") in 1999. The note, which accrues interest at 7.50% and matures on December 1, 2004 had an outstanding balance of $204 at December 31, 2002

IMPACT OF INFLATION AND CHANGING PRICES

     Our revenue is subject to pre-determined Medicare reimbursement rates which, for certain products and services, have decreased over the past three years. Decreases in Medicare reimbursement rates could have an adverse effect on our results of operations if we cannot offset these reductions through increases in revenues or decreases in operating costs. To some degree, prices for health care services and products are driven by Medicare reimbursement rates, so that our non-Medicare business is also affected by changes in Medicare reimbursement rates.

     We believe that inflation has not had a material effect on our revenues during 2002.

FORWARD-LOOKING INFORMATION AND RISK FACTORS

     The statements in this Annual Report on Form 10-K and elsewhere (such as in our other filings with the Securities and Exchange Commission, press releases, presentations by us or our management and oral statements) that relate to matters that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1934. When used in this document and elsewhere, words such as "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may," "predict" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements include those relating to:

     o   Our new financial structure;

     o   The continued listing of our common stock on the American Stock
         Exchange;

     o   Future opportunities;

     o   The outlook of customers;

     o   The reception of new services, technologies and pricing methods;

     o   Existing and potential strategic alliances;

     o The likelihood of incremental revenues offsetting expense related to new initiatives;

     o Expected improvements in our financial condition as a result of the Capital Restructuring Transactions;

     o The impact of consolidation in the eye care industry on product sales revenue and our overall profitability; and

     o The sufficiency of our capital to finance our operations for the next 12 months.

     In addition, such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance or achievements to be materially different from any future results expressed or implied by such forward-looking statements. Also, our business could be materially adversely affected and the trading price of our common stock could decline if any of the following risks and uncertainties develop into actual events. Such risk factors, uncertainties and the other factors include:

     o Changes in the regulatory environment applicable to our business, including health-care cost containment efforts by Medicare, Medicaid and other third-party payers;

     o Reduction in demand and increased competition for our products and services;

     o   General economic conditions;

     o Risks related to the eye care industry, including the cost and availability of medical malpractice insurance, and possible adverse long-term experience with laser and other surgical vision correction;

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

     o The fact that we are dependent upon letters of credit or other forms of third party security in connection with certain of our contractual arrangements and, thus, would be adversely affected in the event we are unable to obtain such credit as needed;

     o The fact that certain parties are challenging the validity of and/or our compliance with Health Service Organization contracts and have ceased or may cease making payments under such contracts, jeopardizing our cash flow;

     o Failure to timely and effectively integrate our acquisition of Wise Optical;

     o Failure to effectively compete in the marketplace with other distributors, including an entity created by the former owner of Wise Optical; and

     o Other risks and uncertainties discussed in this Form 10-K and detailed from time to time in our periodic reports filed with the Securities and Exchange Commission.

     We undertake no obligation to publicly update or revise forward looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are subject to market risk from exposure to changes in interest rates based on our financing activities under our credit facility with CapitalSource, due to its variable interest rate. The nature and amount of our indebtedness may vary as a result of future business requirements, market conditions and other factors. The extent of our interest rate risk is not quantifiable or predictable due to the variability of future interest rates and financing needs.

     We do not expect changes in interest rates to have a material effect on income or cash flows in the year 2003, although there can be no assurances that interest rates will not significantly change. A 10% change in the interest rate payable by us on our variable rate debt would have increased or decreased the annual interest expense by $0.1 million, assuming our borrowing level is unchanged. We did not use derivative instruments to adjust our interest rate risk profile during the year ended December 31, 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements and the reports of independent certified public accountants thereon are set forth herein beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information regarding directors and executive officers required by Item 10, appearing under the caption "Election of Directors," "Executive Officers of the Company" and "Section 16(A) Beneficial Ownership Reporting Compliance" of our Proxy Statement for the 2003 Annual Meeting of Stockholders, is incorporated herein by reference.

     Information regarding our directors and executive officers is included in
Part I of this Form 10-K as permitted by General Instruction G(3).

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 appearing under the caption "Executive Compensation" of our Proxy Statement for the 2003 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by Item 12 appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" of our Proxy Statement for the 2003 Annual Meeting of Stockholders is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

     The following table provides certain aggregate information with respect to all of our equity compensation plans in effect as of December 31, 2002:

--------------------------------------------------------------------------------------------------------------
                                                                                NUMBER OF SECURITIES
                                                                                REMAINING AVAILABLE FOR
                                                                                FUTURE ISSUANCE UNDER EQUITY
                            NUMBER OF SECURITIES TO    WEIGHTED AVERAGE         COMPENSATION PLANS
                            BE ISSUED UPON EXERCISE    EXERCISE PRICE OF        (EXCLUDING SECURITIES
      PLAN CATEGORY         OF OUTSTANDING OPTIONS     OUTSTANDING OPTIONS      REFLECTED IN FIRST COLUMN)
--------------------------------------------------------------------------------------------------------------
Equity Compensation Plans
Approved by Stockholders
(1)                                 5,584,066                   $1.14                   5,327,346 (3)
--------------------------------------------------------------------------------------------------------------
Equity Compensation Plans
Not Approved by
Stockholders (2)                        -                         -                           -
--------------------------------------------------------------------------------------------------------------
Total                               5,584,066                   $1.14                   5,327,346 (3)
--------------------------------------------------------------------------------------------------------------

(1) These plans consist of the 1999 Performance Stock Program, the 1999 Employee Stock Purchase Plan, the 2002 Professional Employee Stock Purchase Plan and the Amended and Restated 2002 Stock Incentive Plan.

(2) We currently do not have any equity compensation plans not approved by stockholders.

(3) The remaining shares available for issuance represents the difference between the 69,672,654 issued and/or reserved for issuance compared to the total authorized common stock of 75,000,000. Under the various equity compensation plans, we are authorized to grant an additional 4,015,934 shares. We intend to seek shareholder approval to increase our authorized common stock at out 2003 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by Item 13 appearing under the caption "Certain Relationships and Related Transactions" of our Proxy Statement for the 2003 Annual Meeting of the Stockholders is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

     During the 90-day period prior to the filing date of this report, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were adequate and effective to ensure that material information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as, and when, required.

     There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.

                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) LIST OF FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

1.   FINANCIAL STATEMENTS:

     See the "Index to Financial Statements" beginning on page F-1.

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

        3.5 Certificate of Amendment of the Certificate of Incorporation, dated as of January 21, 2002, increasing the authorized common stock of the Company from 50,000,000 to 75,000,000 shares, incorporated herein by reference to the Registrant's Current Report on Form 8-K dated January 25, 2002, Exhibit 3.1.

        3.6 Certificate of Designation, Rights and Preferences of the Series B 12.5% Voting Cumulative Convertible Participating Preferred Stock of the Company, as filed with the Delaware Secretary of State on January 23, 2002, incorporated herein by reference to the Registrant's Current Report on Form 8-K dated January 25, 2002, Exhibit 3.2.

      EXHIBIT       DESCRIPTION
      -------       -----------

        3.7 Amendment No. 1 to the Amended and Restated Bylaws of OptiCare Health Systems, Inc., incorporated herein by reference to the Registrant's Current Report on Form 8-K dated January 25, 2002, Exhibit 3.3.

        4.1 Form of Warrant to purchase 2,250,000 shares of common stock issued in connection with the Secured Promissory Note issued as of October 10, 2000, by OptiCare Eye Health Centers, Inc., PrimeVision Health, Inc. and OptiCare Eye Health Network, Inc. to Medici Investment Corp., incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, Exhibit 10.54.

        4.2 Form of Warrant to purchase 300,000 shares and 2,000,000 shares of common stock issued in connection with the Amended and Restated Secured Promissory Note issued as of October 10, 2000, by OptiCare Eye Health Centers, Inc., PrimeVision Health, Inc. and OptiCare Eye Health Network, Inc. to Medici Investment Corp., incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, Exhibit 10.55.

        4.3 Form of Warrant to purchase 50,000 shares of common stock issued in connection with the Amended and Restated Secured Promissory Note issued as of October 10, 2000, by OptiCare Eye Health Centers, Inc., PrimeVision Health, Inc. and OptiCare Eye Health Network, Inc. to Dean J. Yimoyines, M.D., incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, Exhibit 10.56.

        4.4 Form of Warrant to purchase 400,000 shares of common stock issued in connection with the Amended and Restated Secured Promissory Note issued as of October 10, 2000, by OptiCare Eye Health Centers, Inc., PrimeVision Health, Inc. and OptiCare Eye Health Network, Inc. to Palisade Concentrated Equity Partnership, L.P., incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, Exhibit 10.57.

        4.5 Form of Warrant dated January 25, 2002, issued to Palisade Concentrated Equity Partnership, L.P., for the purchase of up to 17,375,000 shares of common stock., incorporated herein by reference to the Registrant's Current Report on Form 8-K dated January 25, 2002, Exhibit 3.4.


        4.6 Form of Warrant dated January 25, 2002, issued to Linda Yimoyines, for the purchase of up to 125,000 shares of common stock, incorporated herein by reference to the Registrant's Current Report on Form 8-K dated January 25, 2002, Exhibit 3.5.

        4.7 Form of Warrant dated January 25, 2002, issued to CapitalSource Finance, LLC, for the purchase of up to 250,000 shares of common stock, incorporated herein by reference to the Registrant's Current Report on Form 8-K dated January 25, 2002, Exhibit 3.6.

        10.1 Performance Stock Program, incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-4, registration no. 333-78501, first filed on May 14, 1999, as amended (the "Registration Statement 333-78501"). +

        10.2 Amended and Restated 1999 Employee Stock Purchase Plan, incorporated herein by reference to Exhibit 4.2 to Registrant's Annual Report on Form 10-K filed on March 30, 2000. +

        10.3 2000 Professional Employee Stock Purchase Plan incorporated herein by reference to Exhibit 4.3 to Registrant's Annual Report on Form 10-K filed on March 30, 2000. +

      EXHIBIT       DESCRIPTION
      -------       -----------

        10.4 Amended and Restated 2002 Stock Incentive Plan incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q filed August 14, 2002.+

        10.5 Vision care capitation agreement between OptiCare Eye Health Centers, Inc. and Blue Cross & Blue Shield of Connecticut, Inc. (and its affiliates) dated October 23, 1999, incorporated herein by reference to Exhibit 10.9 to the Registration Statement 333-78501.

        10.6 Eye care services agreement between OptiCare Eye Health Centers, Inc. and Anthem Health Plans, Inc. (d/b/a Anthem Blue Cross and Blue Shield of Connecticut), effective November 1, 1998, incorporated herein by reference to
                    Exhibit 10.10 to the Registration Statement 333-78501.

        10.7 Contracting provider services agreement dated April 26, 1996, and amendment thereto dated as of January 1, 1999, between Blue Cross and Blue Shield of Connecticut, Inc., and OptiCare Eye Health Centers, Inc., incorporated herein by reference to Exhibit 10.11 to the Registration Statement 333-78501.

        10.8        Form of employment agreement between the Registrant and Dean
                    J. Yimoyines, M.D., effective August 13, 1999, incorporated herein by reference to Exhibit 10.12 to the Registration Statement 333-78501.+

        10.9 Lease agreement dated September 1, 1995 by and between French's Mill Associates, as landlord, and OptiCare Eye Health Centers, Inc. as tenant, for premises located at 87 Grandview Avenue, Waterbury, Connecticut incorporated herein by reference to Exhibit 10.17 to the Registration Statement 333-78501.

        10.10 Lease agreement dated September 30, 1997 by and between French's Mill Associates II, LLP, as landlord, and OptiCare Eye Health Center, P.C., as tenant, for premises located at 160 Robbins Street, Waterbury, Connecticut (upper level), incorporated herein by reference to Exhibit 10.18 to the Registration Statement 333-78501.

        10.11 Lease agreement dated September 1, 1995 and amendment to lease dated September 30, 1997 by and between French's Mill Associates II, LLP, as landlord, and OptiCare Eye Health Center, P.C., as tenant, for premises located at 160 Robbins Street, Waterbury, Connecticut (lower level), incorporated herein by reference to Exhibit 10.19 to the Registration Statement 333-78501.

        10.12 Lease agreement dated August 1, 2002 by and between Harrold-Barker Investment Company, as landlord, and OptiCare Health Systems, Inc., as tenant, for premises located at 110 and 112 Zebulon Court, Rocky Mount, North Carolina, filed herewith. *

        10.13 Form of health services organization agreement between PrimeVision Health, Inc. and eye care providers, incorporated herein by reference to Exhibit 10.21 to the Registration Statement 333-78501.

        10.14 Professional Services and Support Agreement dated December 1, 1995 between OptiCare Eye Health Centers, Inc. and OptiCare P.C., a Connecticut professional corporation, incorporated herein by reference to Exhibit 10.22 to the Registration Statement 333-78501.

        10.15 Stock Purchase Agreement dated October 1, 1999, among the Registrant, Stephen Cohen, Robert Airola, Gerald Mandel and Reginald Westbrook (excluding schedules and other attachments thereto), incorporated herein by reference to
                    Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q filed on November 15, 1999.

        10.16 Employment agreement between the Registrant as employer and Gordon A. Bishop,

      EXHIBIT       DESCRIPTION
      -------       -----------

                    dated August, 13, 1999, incorporated herein by reference to
                    Exhibit 10.41 to the Registration Statement 333-93043. +

        10.17 Employment Agreement between the Registrant and Jason M. Harrold, effective July 1, 2000, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, Exhibit 10.10. +

        10.18 OptiCare Directors' and Officers' Trust Agreement dated November 7, 2001, between the Registrant and Norman S. Drubner, Esq., as Trustee, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, Exhibit 10.52. +

        10.19 Agreement for Consulting Services between Morris Anderson and Associates, Ltd. and OptiCare Health Systems, Inc. dated April 16, 2001, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, Exhibit 10.53.

        10.20 Restructure Agreement dated December 17, 2001, among Palisade Concentrated Equity Partnership, L.P., Dean J. Yimoyines, M.D. and the Company, incorporated herein by reference to the Registrant's Current Report on Form 8-K dated January 25, 2002, Exhibit 10.1.

        10.21 Amendment No. 1, dated January 5, 2002, to the Restructure Agreement dated December 17, 2001, among Palisade Concentrated Equity Partnership. L.P., Dean J. Yimoyines, M.D. and the Company, incorporated herein by reference to the Registrant's Current Report on Form 8-K dated January 25, 2002, Exhibit 10.2.

        10.22 Amendment No. 2, dated January 22, 2002, to the Restructure Agreement dated December 17, 2001, among Palisade Concentrated Equity Partnership, L.P. Dean J. Yimoyines, M.D. and the Company, incorporated herein by reference to the Registrant's Current Report on Form 8-K dated January 25, 2002, Exhibit 10.3.

        10.23 Senior Secured Subordinated Note dated January 25, 2002, in the principal sum of $13,900,000, issued by the Company to Palisade Concentrated Equity Partnership, L.P., incorporated herein by reference to the Registrant's Current Report on Form 8-K dated January 25, 2002, Exhibit 10.4.

        10.24 Senior Secured Subordinated Note dated January 25, 2002, in the principal sum of $100,000, issued by the Company to Linda Yimoyines, incorporated herein by reference to the Registrant's Current Report on Form 8-K dated January 25, 2002, Exhibit 10.5.

        10.25 Subordinated Pledge and Security Agreement dated as of January 25, 2002, by the Company (including certain of its subsidiaries) as grantor, and Palisade Concentrated Equity Partnership, L.P., as secured party and agent for the other secured party (Linda Yimoyines), securing the senior secured subordinated notes made by the Company to the secured parties dated January 25, 2002, incorporated herein by reference to the Registrant's Current Report on Form 8-K dated January 25, 2002, Exhibit 10.6.

        10.26 Registration Rights Agreement dated January 25, 2002, covering common stock held by Palisade, common stock issuable on conversion of the Series B Preferred Stock and exercise of the warrants issued to Palisade, Linda Yimoyines and CapitalSource Finance, L.L.C., incorporated herein by reference to the Registrant's Current Report on Form 8-K dated January 25, 2002, Exhibit 10.7.

        10.27 Subordination Agreement dated January 25, 2002, among Palisade Concentrated Equity Partnership, L.P., Linda Yimoyines, CapitalSource Finance, L.L.C. and the Company, incorporated herein by reference to the Registrant's Current Report on Form

      EXHIBIT       DESCRIPTION
      -------       -----------

                    8-K dated January 25, 2002, Exhibit 10.8.

        10.29 Amended and Restated Revolving Credit, Term Loan and Security Agreement dated as of January 25, 2002, between CapitalSource Finance, L.L.C. and the Company, including Annex I, Financial Covenants, and Appendix I, Definitions, incorporated herein by reference to the Registrant's Current Report on Form 8-K dated January 25, 2002, Exhibit 10.9.

        10.30 Reassignment of Rights to Payments under Services Agreements, Physician Notes and Physician Security Agreements, between Bank Austria Creditanstalt Corporate Finance, Inc., and the Company, dated January 25, 2002, incorporated herein by reference to the Registrant's Current Report on Form 8-K dated January 25, 2002, Exhibit 10.10.

        10.31 Assignment and Assumption Agreement dated January 25, 2002, between Bank Austria Creditanstalt Corporate Finance, Inc., and CapitalSource Finance, L.L.C., incorporated herein by reference to the Registrant's Current Report on Form 8-K dated January 25, 2002, Exhibit 10.11.

        10.32 OptiCare Directors' & Officers' Tail Policy Trust dated January 10, 2002, between the Registrant and Norman S. Drubner, Esq.,as trustee. * +

        10.33 Employment Agreement dated as of September 1, 2001, between the Registrant and William Blaskiewicz, incorporated herein by reference to Exhibit 10.21 of the Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2001.+

        10.34 Employment Letter Agreement, dated as of February 18, 2002, between the Registrant and Christopher J. Walls, incorporated herein by reference to Exhibit 10.76 of the Registrant's Quarterly Report on Form 10-Q filed May 15, 2002.+

        10.35 Employment Letter Agreement, dated as of May 21, 2002, between the Registrant and Lance A. Wilkes, incorporated herein by reference to Exhibit 10.77 of the Registrant's Quarterly Report on Form 10-Q filed August 14, 2002.+

        10.36 Asset Purchase Agreement, dated as of August 1, 2002, by and among the Registrant, PrimeVision Health, Inc. and Optometric Eye Care Center, P.A., incorporated herein by reference to Exhibit 2 of the Registrant's Current Report on Form 8-K filed August 27, 2002.

        10.37 Asset Purchase Agreement, dated as of February 7, 2003, by and among the Wise Optical Vision Group, Inc. and OptiCare Acquisition Corp., incorporated herein by reference to
                    Exhibit 2 of the Registrant's Current Report on Form 8-K filed February 10, 2003.

        10.38 Joinder Agreement and First Amendment, dated as of February 7, 2003, to the Amended and Restated Revolving Credit, Term Loan and Security Agreement, originally dated as of January 25, 2003, by and between the Registrant, OptiCare Eye Health Centers, Inc., PrimeVision Health, Inc. and CapitalSource Finance LLC, incorporated herein by reference to Exhibit
                    99.2 of the Registrant's Current Report on Form 8-K filed February 10, 2003.

        10.39 Lease agreement dated August 7, 2000 and amendment to lease dated August 1, 2001, by and between Mack-Cali So. West Realty Associates L.L.C., as landlord, and Wise/Contact US Optical Corporation, as tenant, for premises located at 4 Executive Plaza, Yonkers, New York, filed herewith. *

        21          List of Subsidiaries of the Registrant. *

        23 Consent of Deloitte & Touche regarding its report on our financial statements as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002. *

      *  Filed herewith.
      +  Management or compensatory plan.

     (b) REPORTS ON FORM 8-K

     The registrant did not file any reports on Form 8-K during the calendar quarter ended December 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


March 18, 2003                          OPTICARE HEALTH SYSTEMS, INC.

                                        By: /s/ Dean  J. Yimoyines
                                            ----------------------
                                        Dean J. Yimoyines, M.D.
                                        Chairman of the Board and
                                        Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                           TITLE                         DATE
---------                           -----                         ----

/s/ Dean J. Yimoyines               Director, Chairman of the     March 18, 2003
-------------------------------     Board and Chief Executive
 Dean J. Yimoyines, M.D.            Officer (Principal Executive
                                    Officer)


/s/ William A. Blaskiewicz          Vice President and Chief      March 18, 2003
-------------------------------     Financial Officer
William A. Blaskiewicz              (Principal Financial and
                                    Accounting Officer)

/s/ Eric J. Bertrand                Director                      March 18, 2003
-------------------------------
Eric J. Bertrand


/s/ David B. Cornstein              Director                      March 18, 2003
-------------------------------
David B. Cornstein


/s/ Norman S. Drubner               Director                      March 18, 2003
-------------------------------
Norman S. Drubner, Esq.


/s/ Mark S. Hoffman                 Director                      March 18, 2003
-------------------------------
Mark S. Hoffman


/s/ Richard L. Huber                Director                      March 18, 2003
-------------------------------
Richard L. Huber


/s/ Clark A. Johnson                Director                      March 18, 2003
-------------------------------
Clark A. Johnson


/s/ Melvin Meskin                   Director                      March 18, 2003
-------------------------------
Melvin Meskin


/s/ Mark S. Newman                  Director                      March 18, 2003
-------------------------------
Mark S. Newman

                                  CERTIFICATION



     I, Dean J. Yimoyines, certify that:

1. I have reviewed this annual report on Form 10-K of OptiCare Health Systems, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's Board of Directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March 18, 2003

                                      By:  /s/ Dean J. Yimoyines
                                           -----------------------------------
                                           Dean J. Yimoyines, M.D.
                                           Chairman and Chief Executive Officer
                                           (Principal Executive Officer)

                                  CERTIFICATION

     I, William A. Blaskiewicz, certify that:

1. I have reviewed this annual report on Form 10-K of OptiCare Health Systems, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's Board of Directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March 18, 2003
                                By: /s/ William A. Blaskiewicz
                                    --------------------------------------------
                                    William A. Blaskiewicz
                                    Vice President and Chief Financial Officer
                                    (Principal Financial Officer)

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Auditors                                                                                       F-2

Consolidated Balance Sheets as of December 31, 2002 and 2001                                                         F-3

Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000                           F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000                           F-5

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000                 F-6

Notes to Consolidated Financial Statements                                                                           F-7

INDEPENDENT AUDITORS' REPORT


To the Board of Directors
OptiCare Health Systems, Inc.
Waterbury, Connecticut

We have audited the accompanying consolidated balance sheets of OptiCare Health Systems, Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of OptiCare Health Systems, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standard No. 142.


/s/ Deloitte & Touche LLP

Stamford, Connecticut
March 13, 2003

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                               DECEMBER 31,
                                                                                      -----------------------------
                                                                                          2002              2001
                                                                                      -----------       -----------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                          $     3,086       $     2,536
   Accounts receivable, net                                                                 5,273             6,915
   Inventories                                                                              2,000             1,787
   Deferred income taxes, current                                                           1,660             6,000
   Notes receivable                                                                           516                 -
   Assets held for sale                                                                         -             2,729
   Other current assets                                                                       369               616
                                                                                      -----------       -----------
       Total Current Assets                                                                12,904            20,583
                                                                                      -----------       -----------
Property and equipment, net                                                                 3,337             4,446
Deferred debt issuance costs, net                                                           1,187               706
Goodwill, net                                                                              20,516            20,516
Intangible assets, net                                                                      1,353             1,534
Deferred income taxes, non-current                                                          3,140             1,800
Notes receivable, less current portion                                                        838
Assets held for sale, non-current                                                               -             9,000
Other assets                                                                                1,830             1,157
                                                                                      -----------       -----------
        TOTAL ASSETS                                                                  $    45,105       $    59,742
                                                                                      ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                         2,902             4,045
   Claims payable and IBNR                                                                  2,143             3,398
   Accrued salaries and related expenses                                                    1,838             1,790
   Accrued expenses                                                                         1,274             2,816
   Current portion of long-term debt                                                        1,266             1,729
   Current portion of capital lease obligations                                                61                71
   Liabilities of held for sale business                                                        -             1,978
   Unearned revenue                                                                         1,053               567
   Other current liabilities                                                                  131               734
                                                                                      -----------       -----------
        Total Current Liabilities                                                          10,668            17,128

Long-term debt - related party                                                             15,588               450
Other long-term debt, less current portion                                                  2,564            32,058
Capital lease obligations, less current portion                                                 7                85
Liabilities of held for sale business                                                           -               257
Other liabilities                                                                           1,139             2,782
                                                                                      -----------       -----------
        TOTAL NON-CURRENT LIABILITIES                                                      19,298            35,632
                                                                                      -----------       -----------

COMMITMENTS AND CONTINGENCIES (Notes 11, 12, and 19)

SERIES B 12.5% REDEEMABLE PREFERRED STOCK-RELATED PARTY  (AT REDEMPTION VALUE OF
$1.40 PER SHARE)                                                                            4,487                 -


STOCKHOLDERS' EQUITY:
Series A Convertible Preferred Stock, $.001 par value, 550,000 shares
   authorized; no shares outstanding at December 31, 2002; 418,803 shares                                         1
   outstanding at December 31, 2001                                                             -
Common Stock, $0.001 par value; 75,000,000 shares authorized; 28,913,990 and
12,815,092 shares outstanding at December 31, 2002 and 2001,  respectively                     29                13
Additional paid-in-capital                                                                 63,589            60,679
Accumulated deficit                                                                       (52,966)          (53,711)
                                                                                      -----------       -----------
         TOTAL STOCKHOLDERS' EQUITY                                                        10,652             6,982
                                                                                      -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $    45,105       $    59,742
                                                                                      ===========       ===========

                 See notes to consolidated financial statements.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                               YEAR ENDED DECEMBER 31,
                                                                     -----------------------------------------
                                                                        2002            2001            2000
                                                                     ---------       ---------       ---------
NET REVENUES:
   Managed vision                                                    $  29,426       $  28,988       $  38,260
   Product sales                                                        39,409          44,352          48,841
   Other services                                                       20,350          20,742          22,245
   Other income                                                          2,346            --              --
                                                                     ---------       ---------       ---------
   Total net revenues                                                   91,531          94,082         109,346
                                                                     ---------       ---------       ---------

OPERATING EXPENSES:
   Medical claims expense                                               22,326          22,966          32,178
   Cost of product sales                                                31,064          35,545          38,600
   Cost of services                                                      8,158           8,840           8,354
   Selling, general and administrative                                  26,298          25,134          29,739
   Restructuring and one-time charges                                     --             1,017           4,346
   Write-off of goodwill                                                  --              --             1,341
   Depreciation                                                          1,851           1,773           2,142
   Amortization                                                            181           1,124           1,194
   Interest                                                              3,048           3,022           3,500
                                                                     ---------       ---------       ---------
        Total operating expenses                                        92,926          99,421         121,394
                                                                     ---------       ---------       ---------

Income (loss) from continuing operations before taxes                   (1,395)         (5,339)        (12,048)
Income tax expense (benefit)                                              (947)         (8,026)          2,638
                                                                     ---------       ---------       ---------

Income (loss) from continuing operations                                  (448)          2,687         (14,686)
Income from discontinued operations, net of income taxes                   313             293             515
Loss on disposal of discontinued operations, net of income
       tax expense of $342                                              (4,434)           --              --
                                                                     ---------       ---------       ---------
Income (loss) before extraordinary gain                                 (4,569)          2,980         (14,171)
Extraordinary gain on early extinguishment of debt,  net of
   Income taxes of $3,475                                                5,314            --              --
                                                                     ---------       ---------       ---------
Net Income (loss)                                                    $     745       $   2,980       $ (14,171)
  Preferred stock dividends                                               (531)           --              --
                                                                     ---------       ---------       ---------

Net income (loss) available to common stockholders                   $     214       $   2,980       $ (14,171)
                                                                     =========       =========       =========


EARNINGS (LOSS) PER SHARE--BASIC AND DILUTED:
Income (loss) from continuing operations available to common
   stockholders                                                      $   (0.07)      $    0.21       $   (1.19)
Discontinued operations                                                  (0.33)           0.02            0.04
Extraordinary gain                                                         .42            --              --
                                                                     ---------       ---------       ---------
Net income (loss) available to common stockholders                   $    0.02       $    0.23       $   (1.15)
                                                                     =========       =========       =========

                 See notes to consolidated financial statements.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                           --------------------------------------
                                                                             2002           2001           2000
                                                                           --------       --------       --------
OPERATING ACTIVITIES:
   Net income (loss)                                                       $    745       $  2,980       $(14,171)
     Extraordinary (gain) on early extinguishment of debt                    (5,314)          --             --
     (Income) loss on discontinued operations                                 4,121           (293)          (515)
                                                                           --------       --------       --------
   Income (loss) from continuing operations                                    (448)         2,687        (14,686)
   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
   Depreciation                                                               1,851          1,773          2,142
   Amortization                                                                 181          1,124          2,535
   Deferred income taxes                                                       (817)        (7,800)         3,015
   Bad debt expense                                                             323            498            426
   Non-cash interest expense                                                    258            556            351
   Non-cash restructuring charge                                               --             --              782
   Loss on disposal of fixed assets                                            --               73           --
   Changes in operating assets and liabilities
     Accounts receivable                                                      1,166            636            817
     Inventories                                                               (213)            21           (171)
     Other assets                                                              (168)          (519)           701
     Accounts payable and accrued expenses                                   (3,192)        (1,018)          (528)
     Other liabilities                                                         (136)         2,401           (116)
   Cash provided by discontinued operations                                     992          1,020          1,228
                                                                           --------       --------       --------
Net cash provided by (used in) operating activities                            (203)         1,452         (3,504)
                                                                           --------       --------       --------

INVESTING ACTIVITIES:
   Purchases of property and equipment                                         (765)          (317)        (1,621)
   Purchase of notes receivable                                              (1,350)          --             --
   Payments received on notes receivable                                        658           --             --
   Net proceeds from sale of discontinued operations                          3,862           --             --
                                                                           --------       --------       --------
Net cash provided by (used in) investing activities                           2,405           (317)        (1,621)
                                                                           --------       --------       --------

FINANCING ACTIVITIES:
   Proceeds from long-term debt                                              23,474            500          3,050
   Net decrease in revolving credit facility                                 (4,917)          --             --
   Proceeds from exercise of warrants                                         2,450           --             --
   Proceeds from issuance of stock                                            4,000              9         10,135
   Principal payments on long-term debt                                     (25,143)          (488)        (9,445)
   Payment of financing costs                                                (1,445)          --             --
   Principal payments on capital lease obligations                              (71)           (65)           (91)
                                                                           --------       --------       --------
Net cash provided by (used in) financing activities                          (1,652)           (44)         3,649
                                                                           --------       --------       --------
Increase (decrease) in cash and cash equivalents                                550          1,091         (1,476)
Cash and cash equivalents at beginning of year                                2,536          1,445          2,921
                                                                           --------       --------       --------
Cash and cash equivalents at end of year                                   $  3,086       $  2,536       $  1,445
                                                                           ========       ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                                     $  1,359       $    432       $  3,029
Cash paid (received) for income taxes                                      $     45       $   (109)      $   (861)
Reduction of debt in exchange for reduction of receivables                 $  1,011           --             --

                 See notes to consolidated financial statements.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                       SERIES A                                                  RETAINED
                                    PREFERRED STOCK           COMMON STOCK        ADDITIONAL     EARNINGS
                                 ----------------------   -----------------------   PAID-IN    (ACCUMULATED
                                   SHARES      AMOUNT       SHARES      AMOUNT      CAPITAL       DEFICIT)       TOTAL
                                 ------------ ---------   ------------ ---------- ------------ --------------- ----------
Balance at December 31, 1999       418,803       $   1      8,972,128      $   9     $ 47,784      $ (42,520)    $ 5,274
  Sale of registered shares                                 3,571,429          4       11,963                     11,967
  Exercise of options                                          35,209                      89                         89
  Issuance of common stock
    under employee stock
    purchase plan                                             105,808                      79                         79
  Issuance of common stock                                     62,750                      86                         86
  Issuance of warrants                                                                    553                        553
  Net loss for 2000                                                                                  (14,171)   (14,171)
                                 ------------ ---------   ------------ ---------- ------------ --------------- ----------
Balance at December 31, 2000       418,803       $   1     12,747,324      $  13     $ 60,554      $ (56,691)  $   3,877
  Issuance of common stock
    under employee stock
    purchase plan                                              33,458                       9                          9
  Issuance of common stock                                     34,310                       8                          8
  Issuance of warrants                                                                    108                        108
  Net income for 2001                                                                                   2,980      2,980
                                 ------------ ---------   ------------ ---------- ------------ --------------- ----------
Balance at December 31, 2001       418,803       $   1     12,815,092      $  13     $ 60,679      $ (53,711)  $   6,982
  Issuance of common stock                                 17,525,000         17        2,433                      2,450
  Cancelation of shares           (418,803)        (1)    (1,426,102)        (1)        (375)                      (377)
  Issuance of warrants                                                                  1,383                      1,383
  Dividends on redeemable
     preferred stock                                                                    (531)                      (531)
   Net income for 2002                                                                                    745        745
                                 ------------ ---------   ------------ ---------- ------------ --------------- ----------
Balance at December 31, 2002             -       $   -     28,913,990  $      29     $ 63,589      $ (52,966)    $10,652
                                 ============ =========   ============ ========== ============ =============== ==========

                See notes to consolidated financial statements.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Amounts in thousands, except share and per share data)


1.   ORGANIZATION AND BASIS OF PRESENTATION

     OptiCare Health Systems, Inc. and subsidiaries (the "Company") is an integrated eye care services company focused on vision benefits management (managed vision), the distribution of products and software services to eye care professionals, and consumer vision services, including medical, surgical and optometric services and optical retail. The Company contracts with OptiCare, P.C.--a professional corporation--which employs ophthalmologists and optometrists to provide the surgical, medical, optometric and other professional services to patients.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company, its affiliates OptiCare P.C. and Optometric Eye Care Centers P.A. All intercompany accounts and transactions have been eliminated in consolidation.

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

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Leasehold improvements are being amortized over the term of the lease or the life of the improvement, whichever is shorter. Depreciation and amortization are provided primarily using the straight-line method over the estimated useful lives of the respective assets as follows:


          CLASSIFICATION                          ESTIMATED USEFUL LIFE
          --------------                          ---------------------
          Furniture, fixtures and equipment            5 - 7 years
          Leasehold improvements                       3 - 5 years
          Computer hardware and software               3 - 5 years


DEFERRED DEBT ISSUANCE COSTS

     Deferred debt issuance costs are being amortized on the straight-line method, which approximates the interest method, over the term of the related debt and such amortization is included in interest expense. Amortization expense of deferred debt issuance costs totaled $258 and $ 265 for the years ended December 31, 2002 and 2001, respectively.

GOODWILL AND OTHER INTANGIBLE ASSETS

     The Company accounts for goodwill and intangible assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" (see "New Accounting Pronouncements"), which was adopted by the Company on January 1, 2002. In accordance with this standard, goodwill and other intangible assets with indefinite useful lives are no longer subject to amortization, but are reviewed by the Company for impairment at least annually. Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as a purchase. For the years 2001 and 2000, goodwill was amortized using the straight-line method, generally over a period of 25 years. Intangible assets, which represent purchased service and non-compete agreements, are amortized over their contract life and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The weighted average amortization period for intangibles is approximately 13 years.

MANAGED VISION REVENUE

     The Company provides vision care services, through its managed vision care business, as a preferred provider to HMOs, PPOs, third party administrators and insurance indemnity programs. The contractual arrangements with these entities operate primarily under capitated programs. Capitation payments are accrued when they are due under the related contracts at the agreed-upon per-member, per-month rates. Revenue from non-capitated services, such as fee for service and other preferred provider arrangements, is recognized when the services are provided and the Company's customers are obligated to pay for such services.

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

SERVICES REVENUE

     The Company (through its affiliated professional corporation) provides comprehensive eye care services to consumers, including medical and surgical treatment of eye diseases and disorders by ophthalmologists, and vision measuring and non-surgical correction services by optometrists. The Company also charges a fee for providing the use of its ambulatory surgery center to professionals for surgical procedures. The Company's ophthalmic, optometric and ambulatory surgery center services are recorded at established rates reduced by an estimate for contractual allowances and doubtful accounts. Contractual allowances arise due to the terms of certain reimbursement contracts with third-party payors that provide for payments to the Company at amounts different from its established rates. The contractual allowance represents the difference between the charges at established rates and estimated recoverable amounts and is recognized in the period the services are rendered. The contractual allowance recorded is estimated based on an analysis of collection experience in relation to amounts billed and other relevant information. Any differences between estimated contractual adjustments and actual final settlements under reimbursement contracts are recognized as contractual adjustments in the period of final settlements.

     The Company's Health Services Organization ("HSO") provides marketing, managed care and other administrative services to individual ophthalmology and optometry practices under agreements between the Company and each practice. HSO revenue is recognized monthly at a contractually agreed upon fee, based on a percentage of cash collections by the HSO practices.

     The Company sells and installs software systems that support eye health practice management to optometry practices, retail optical locations and manufacturing laboratories. Revenue associated with sales of software systems is recognized upon delivery and acceptance by the customer.

OTHER INCOME

     Revenue from Health Service Organization settlements are recognized in other income when received ("IBNR").

MEDICAL CLAIMS EXPENSE

     Claims expense is recorded as provider services are rendered and includes an estimate for claims incurred but not reported ("IBNR").

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

    Under the Company's agreement with the Texas Department of Insurance, the Company was required to pledge investments of $250 at December 31, 2002 and 2001.

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

STOCK-BASED COMPENSATION

     Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. As permitted under SFAS 123 and as amended by SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an Amendment of Statement of Financial Accounting Standard No. 123", the Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25 "Accounting for Stock Issued to Employees" and related interpretations, and provides the pro forma disclosure. Accordingly, compensation cost for the stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

     Pro forma information regarding net loss and loss per share is required by SFAS 123, and has been determined as if the Company accounted for its employee stock options granted subsequent to December 31, 1995, under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2002 and 2000 (there were no options granted in 2001):

                                              2002              2000
                                         ---------------    -------------
     Risk free interest rate                  3.0%             5.50%
     Dividends                                 -                 -
     Volatility factor                        .60               .55
     Expected Life                          5 years            5 years

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                                YEAR ENDED DECEMBER 31,
                                                                      ---------------------------------------
                                                                       2002             2001           2000
                                                                      ------           ------        --------
Net income (loss) available to common stockholders,
   as reported                                                        $  214           $2,980        $(14,171)
Less: Total stock-based employee compensation
         expense determined under Black-Scholes
         option pricing model, net of related tax effects               (519)            (321)           (364)
                                                                      ------           ------        --------

Pro forma net income (loss)                                           $ (305)          $2,659        $(14,535)
                                                                      ======           ======        ========

Earnings (loss) per share - As reported:
    Basic and Diluted                                                 $ 0.02           $ 0.23        $  (1.15)
Earnings (loss) per share - Pro forma:
    Basic                                                             $(0.02)          $ 0.21        $  (1.18)
    Diluted                                                           $(0.02)          $ 0.20        $  (1.18)

FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, as amended, "Disclosures about Fair Value of Financial Instruments," requires the disclosure of fair value information for certain assets and liabilities for which it is practicable to estimate that value. The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, long-term debt and redeemable preferred stock.

     The company considers the carrying amount of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued liabilities and long-term debt, excluding senior subordinated debt, to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization or their current market rate of interest. Using available market information, the Company determined that the fair value at December 31, 2002 of senior subordinated debt was $ 7,798 compared to a carrying value of $15,588 and the fair value of redeemable preferred stock was $12,179 compared to a carrying value of $4,487.

CONCENTRATIONS

     The Company's principal financial instrument subject to potential concentration of credit risk is accounts receivable which are unsecured. The Company records receivables from patients and third party payors related to eye health services rendered. The Company does not believe that there are any substantial credit risks associated with receivables due from governmental agencies and any concentration of credit risk from other third party payors is limited by the number of patients and payors. The Company does not believe that there are any substantial credit risks associated with other receivables due from buying group members or other customers. The Company has eight managed vision contracts with three insurers which account for 23% and 20% of the Company's consolidated revenue in 2002 and 2001, respectively.

ESTIMATES

     In preparing financial statements, management is required to make estimates and assumptions, particularly in determining the adequacy of the allowance for doubtful accounts, insurance disallowances and managed care claims accrual and in evaluating goodwill and intangibles for impairment, that affect the reported amounts of assets and liabilities as of the balance sheet date and results of operations for the year. Actual results could differ from those estimates.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified in order to conform to the current year presentation. (See also Notes 4 and 6.)

NEW ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets". The standard changes the accounting for goodwill and intangible assets with an indefinite life whereby such assets will no longer be amortized; however the standard does require, at least annually, an evaluation for impairment, and a corresponding write-down, if appropriate. SFAS No. 142 requires a transitional goodwill impairment test six months from the date of adoption. The Company completed its transitional impairment test during the quarter ended June 30, 2002 and the annual test for impairment during the fourth quarter of 2002. No impairment write-downs were required in connection with these tests.

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This statement also broadens the definition of discontinued operations to include more disposal transactions. The provisions of this statement were adopted by the Company on January 1, 2002. The Company applied SFAS No. 144 to the sale of its North Carolina retail optical and optometry assets and reported a loss on disposal of $4,434 for the year ended December 31, 2002.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections". SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No.13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No.145 related to classification of debt extinguishment are effective for fiscal years beginning after May 15, 2002. The provisions of SFAS No.145 related to lease modification are effective for transactions occurring after May 15, 2002. In 2003, the Company will reclassify its previously reported gain from extinguishment of debt of $8,789 and related income tax expense of $3,475 from an extraordinary item to continuing operations.

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

     In November 2002, FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued. The interpretation provides guidance on the guarantor's accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. The Company has adopted the disclosure requirements of the interpretation as of December 31, 2002. The accounting guidelines are applicable to guarantees issued after December 31, 2002 and require that the Company record a liability for the fair value of such guarantees in the balance sheet. The Company does not expect the provisions of FIN No. 45 to have a material impact on its financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of Statement of Financial Accounting Standard No. 123." This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 and Accounting Principles Board Opinion No. 28, "Interim Financial Reporting," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company implemented the amended disclosure requirements effective December 31, 2002. The Company has not yet determined whether it will voluntarily change to the fair value based method of accounting for stock-based employee compensation.

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. The interpretation is not expected to have a material effect on the Company's financial position or results of operations.

3.   CAPITAL RESTRUCTURING

     On January 25, 2002, the Company closed a series of transactions which resulted in a major restructuring of its debt, equity and voting capital stock (the "Capital Restructuring Transactions"). The Capital Restructuring Transactions included, among other things, the following:

     Palisade Concentrated Equity Partnership, L.P. ("Palisade"), a fund manager and stockholder of the Company, purchased, for $3,600 in cash, 2,571,429 shares of the Company's Series B 12.5% Voting Cumulative Convertible Participating Preferred Stock (the "Series B Preferred Stock"), par value $.001 per share and Linda Yimoyines, wife of Dean J. Yimoyines, M.D., Chairman of the Board and Chief Executive Officer of the Company, purchased for a $400 cash payment 285,714 shares of Series B Preferred Stock. Each share of Series B Preferred Stock is immediately convertible into ten shares of common stock and has the voting power equivalent to ten shares of common stock; accrues cumulative dividends at an annual rate of 12.5%; must be redeemed in full by the Company on December 31, 2008; and with respect to dividends, redemption rights, and rights on liquidation, winding up, corporate reorganization and dissolution, ranks senior to the Company's common stock.

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

     CapitalSource, as lender, and the Company, as borrower, amended and restated the terms of the indebtedness acquired by CapitalSource from Bank Austria by entering into an Amended and Restated Revolving Credit, Term Loan and Security Agreement, referred to herein as the Loan and Security Agreement or Amended Credit Facility.

     Palisade made a subordinated loan to the Company of $13,900, and Linda Yimoyines made a subordinated loan to the Company of $100, which loans are evidenced by senior subordinated secured notes. These notes are subordinate to the Company's indebtedness to its senior lender, CapitalSource, and are secured by second-priority security interests in substantially all of the Company's assets (the first-priority security interest is held by CapitalSource).

     In connection with providing the $13,900 subordinated loan to the Company, Palisade received warrants to purchase up to 17,375,000 shares of common stock. In connection with providing the $100 subordinated loan to the Company, Ms. Yimoyines received warrants to purchase up to 125,000 shares of common stock. In conjunction with the amendment and restatement of the credit facility, CapitalSource received warrants to purchase 250,000 shares of common stock. The warrants were issued at an exercise price of $0.14 per share and are exercisable during a ten-year period expiring January 24, 2012. The estimated fair value of the warrants of approximately $1,380 was recorded as a debt discount and is being amortized on the interest method over the term of the related debt. Palisade and Ms. Yimoyines exercised 17,375,000 and 125,000, respectively, of these warrants in December 2002.

     A bridge financing arrangement (the "Bridge Loan") from Alexander Enterprise Holdings Corp. ("Alexander Enterprise"), Palisade and Ms. Yimoyines was satisfied in full, as follows: (i) $2,546 in cash was paid to Alexander Enterprise in full satisfaction of the $2,300 of principal and $246 of accrued interest due to Alexander Enterprise under the Bridge Loan after which Alexander Enterprise relinquished its security interest in the assets of the Company (the cash was provided by the $3,600 purchase by Palisade of Series B Preferred Stock); (ii) the Company issued 309,170.5 shares of Series B Preferred Stock to Palisade to satisfy the $400 of principal and $33 of accrued interest due to Palisade as a participant under the Bridge Loan; and (iii) the Company issued 38,646.3 shares of Series B Preferred Stock to Ms. Yimoyines to satisfy the $50 of principal and $4 of accrued interest due to Ms. Yimoyines as a participant under the Bridge Loan. Alexander Enterprise has no further claims against the Company.

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

4.   DISCONTINUED OPERATIONS

     In May 2002, the Company's Board of Directors approved management's plan to dispose of substantially all of the net assets relating to the retail optical business and professional optometry practice locations it operated in North Carolina ("NCOP"). Accordingly, during the quarter ended June 30, 2002 the Company recorded a $3,940 loss on disposal of discontinued operations based on the estimated fair value of the net assets held for sale. On August 12, 2002 the Company consummated the sale of the NCOP net assets to Optometric Eye Care Center, P.A. ("OECC"), an independent professional association owned by two former officers of the Company and recorded an additional loss on disposal of $494, including income tax expense of $342. In connection with the sale, the Company received $4,200 in cash and a $1,000 promissory note. Additional consideration included OECC's surrender of 1,321,010 shares of the Company's common stock (for retirement) with an estimated fair market value of $357 and OECC's assumption of $135 of certain other liabilities. The aggregate gross consideration from the sale of approximately $5,692 was offset by approximately $477 of closing and other direct costs associated with the sale. The Company paid $3,074 to its bank from the proceeds it received from the sale, of which $500 was applied as a payment on the term loan and $2,574 was applied as a payment on the outstanding credit facility.

     This sale was accounted for as a disposal group under SFAS No. 144. Accordingly, amounts in the financial statements and related notes for all periods presented have been reclassified to reflect SFAS No. 144 treatment.

     The carrying amounts of the assets and liabilities of the disposal group at December 31, 2001 were as follows:

       Assets:
         Accounts receivable                           $ 1,350
         Inventory                                       1,259
         Property and equipment, net                     1,846
         Intangible assets, net                          6,545
         Goodwill                                           60
         Other assets                                      669
                                               ----------------
       Total assets                                    $11,729
                                               ================

       Liabilities:
         Accounts Payable                               $  963
         Accrued Expenses                                  938
         Other liabilities                                 334
                                               ----------------
       Total liabilities                               $ 2,235
                                               ================

     Operating results of the discontinued operations are as follows:

                                                         2002        2001       2000
                                                       --------    --------   --------
External revenue                                       $ 16,771    $ 17,985   $ 18,537
                                                       ========    ========   ========

Intercompany revenue                                   $  4,875    $  9,602   $  8,814
                                                       ========    ========   ========

Income from discontinued operations before taxes       $    523    $    489   $    858
Income tax expense                                          210         196        343
                                                       --------    --------   --------

Income from discontinued operations                         313         293        515
Loss on disposal of discontinued operations, net of
   income taxes of $342                                  (4,434)       --         --

                                                       --------    --------   --------
Total income (loss) from discontinued operations       $ (4,121)   $    293   $    515
                                                       ========    ========   ========



Income (loss) per share from discontinued operations   $  (0.33)   $   0.02   $   0.04
                                                       ========    ========   ========

5.  EXTRAORDINARY ITEM

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

6.  SEGMENT INFORMATION

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

     The Managed Vision segment contracts with insurers, managed care plans and other third party payors to manage claims payment administration of eye health benefits for those contracting parties. The Consumer Vision segment sells retail optical products to consumers and operates integrated eye health centers and surgical facilities where comprehensive eye care services are provided to patients. The Distribution and Technology segment provides products and services to eye care professionals (ophthalmologists, optometrists and opticians). This segment operates a buying group program for optical and ophthalmic goods and medical supplies, and develops and sells technology systems and software, to eye care professionals. The Company had multiple contracts with one insurer, which accounted for 11% of the Company's consolidated revenue in 2002.

     In addition to its reportable operating segments, the Company's "All Other" category includes other non-core operations and transactions, which do not meet the quantitative thresholds for a reportable segment. Included in the "All Other" category is revenue earned under the Company's Health Service Organization ("HSO") operation, which receives fee income for providing certain support services to individual ophthalmology and optometry practices. While the Company continues to meet its contractual obligations by providing the requisite services under its HSO agreements, the Company is in the process of disengaging from a number of these arrangements.

     As a result of the changes discussed above, historical amounts previously reported have been restated to conform to the Company's current operating segment presentation.

     Management assesses the performance of its segments based on income before income taxes, interest expense, depreciation and amortization, and other corporate overhead. Summarized financial information, by segment, for the years ended December 31, 2002, 2001 and 2000 is as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                                            -----------------------------------
                                                              2002         2001         2000
                                                            ---------    ---------    ---------
     REVENUES:
          Managed vision                                    $  29,426    $  28,988    $  38,260
          Consumer vision                                      28,834       28,606       32,445
          Distribution and technology                          35,029       38,721       40,937
                                                            ---------    ---------    ---------
             Reportable segment totals                         93,289       96,315      111,642
          All other                                             3,283        2,568        2,788
          Elimination of inter-segment revenues                (5,041)      (4,801)      (5,084)
                                                            ---------    ---------    ---------

          Total net revenue                                 $  91,531    $  94,082    $ 109,346
                                                            =========    =========    =========

     INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAX:
          Managed vision                                    $   2,630(a) $   2,018    $   1,644
          Consumer vision                                       1,463          385         (391)
          Distribution and technology                             267          (71)         649
                                                            ---------    ---------    ---------
             Reportable segment totals                          4,360        2,332        1,902
          All other                                             2,335        2,041        1,798
          Depreciation                                         (1,851)      (1,773)      (2,142)
          Amortization expense and write-off of goodwill         (181)      (1,124)      (2,535)
          Interest expense                                     (3,048)      (3,022)      (3,500)
          Corporate                                            (3,010)      (2,776)      (3,225)
          Restructuring and other one-time charges               --         (1,017)      (4,346)
                                                            ---------    ---------    ---------
     (Loss) from continuing operations before tax           $  (1,395)   $  (5,339)   $ (12,048)
                                                            =========    =========    =========

     ASSETS:
           Managed vision                                   $  15,133    $  14,435    $  17,748
           Consumer vision                                     10,200       11,767       12,463
           Distribution and technology                          7,456        7,652        8,551
                                                            ---------    ---------    ---------

              Segment totals                                   32,789       33,854       38,762
           Discontinued operations                               --         11,729       12,685
           Corporate and other                                 12,316       14,159        4,066
                                                            ---------    ---------    ---------
               Total                                        $  45,105    $  59,742    $  55,513
                                                            =========    =========    =========

     CAPITAL EXPENDITURES:
           Managed vision                                   $      51    $      25    $     198
           Consumer vision                                        518          143          442
           Distribution and technology                             12           36           59
                                                            ---------    ---------    ---------

                Segment totals                                    581          204          699
            Discontinued operations                               379          306          185
            Corporate and other                                   184          113          922
                                                            ---------    ---------    ---------
                Total                                       $   1,144    $     623    $   1,806
                                                            =========    =========    =========

(a) Includes a $600 reduction in claims expense due to a favorable adjustment to the reserve.

7.   RESTRUCTURING AND OTHER ONE-TIME CHARGES

DEBT AND EQUITY RESTRUCTURING

     In the fourth quarter of 2001, the Company recorded approximately $1,017 of professional fees, primarily legal and work-out related non-deferrable costs, associated with the restructure of the Company's long-term debt.

OPERATIONS RESTRUCTURING

     In the fourth quarter of 2000, the Company recorded $2,306 of restructuring charges and $230 of charges related to the canceled sale of the Connecticut operations. The Company's restructuring plans included closing and consolidating facilities, reducing overhead and streamlining operations and was completed in 2001. The restructuring charge in 2000 of $2,306 was comprised of $242 of employee termination costs for six employees, $1,160 of lease related charges, $782 of fixed asset write-offs and $122 of other related expenses.

     During the year ended December 31, 2000, the restructuring liability was reduced by $1,074, of which $292 represented cash payments and $782 were non-cash related charges from the write-off of assets related to facilities that were closed as part of its restructuring activities. During the year ended December 31, 2001 and 2002, $436 and $119, respectively, was charged against the restructuring accrual, representing primarily severance and lease related payments on vacant facilities that were closed as part of the Company's restructuring activities. The remaining restructuring liability at December 31, 2002 of $677 principally relates to lease obligations on excess office space that are not expected to be utilized over the terms of the remaining leases.

TERMINATED MERGER

     In June 2000, the Company terminated a merger agreement it had entered into in February 2000 with Vision Twenty-One, Inc. The Company recorded a charge of $1,810 of merger related costs, primarily professional fees, associated with the terminated merger with Vision Twenty-One.

8.   RECEIVABLES

Activity in the allowance for doubtful accounts consisted of the following for the years ended December 31:

                                             2002         2001         2000
                                          -----------  -----------  ------------
     Balance at beginning of period            $ 501        $ 558         $ 523
     Additions charged to expense                323          498           426
     Deductions                                (237)        (555)         (391)
                                          -----------  -----------  ------------
     Balance at end of period                   $587        $ 501         $ 558
                                          ===========  ===========  ============

9.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                         DECEMBER 31,
                                                --------------------------------
                                                    2002               2001
                                                -------------      -------------
     Leasehold improvements                          $ 3,166            $ 2,580
     Furniture and equipment                           5,043              4,367
     Computer hardware and software                    3,828              3,532
                                                -------------      -------------
     Total                                            12,037             10,479
     Accumulated depreciation and amortization       (8,700)            (6,033)
                                                -------------      -------------
     Property and equipment, net                     $ 3,337            $ 4,446
                                                =============      =============

10.  GOODWILL AND OTHER INTANGIBLE ASSETS

     Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". The standard changes the accounting for goodwill and intangible assets with an indefinite life whereby such assets will no longer be amortized; however the standard does require at least annually an evaluation for impairment, and a corresponding write-down, if appropriate. The Company completed its transitional test for impairment in the second quarter of 2002 and its annual test for impairment during the fourth quarter of 2002. No impairment charges were required in connection with these tests. There were no changes to the carrying value of goodwill during 2002. The carrying value of goodwill by reportable segment at December 31, 2002 was as follows: Managed Vision $11,820, Consumer Vision $4,746 and Distribution and Technology $3,950, for an aggregate carrying value of $20,516.

     Comparative information as if goodwill had not been amortized is as follows:

                                                               2002        2001       2000
                                                             --------    --------   --------
     Net income (loss) as reported                           $    745    $  2,980   $(14,171)
     Add back:  goodwill amortization                            --           943        943
                                                             --------    --------   --------
       Adjusted net income (loss)                                 745       3,923    (13,228)
     Preferred stock dividend                                    (531)       --         --
                                                             --------    --------   --------
       Adjusted net income (loss) available to common
          Stockholders                                       $    214    $  3,923   $(13,228)
                                                             ========    ========   ========

     Earnings (loss) per common share - basic and diluted:
     Net income (loss) available to common stockholders      $   0.02    $   0.23   $  (1.15)
     Goodwill amortization                                       --          0.07       0.08
                                                             --------    --------   --------
     Adjusted net income (loss) per share                    $   0.02    $   0.30   $  (1.07)
                                                             ========    ========   ========

     Intangible assets subject to amortization are as follows as of December 31:

                                                   2002                                      2001
                                  ---------------------------------------    --------------------------------------
                                  Gross       Accumulated     Net              Gross      Accumulated       Net
                                  Amount      Amortization    Balance         Amount     Amortization     Balance
                                  ---------------------------------------    --------------------------------------
    Service Agreement                  1,658           (368)       1,290         1,658            (258)      1,400
    Non-compete agreements               265           (202)          63           265            (131)        134
                                  ---------------------------------------    --------------------------------------
        Total                          1,923           (570)       1,353         1,923            (389)      1,534
                                  =======================================    ======================================

     Amortization expense for the year ended December 31, 2002 was $181. Amortization expense for the year ended December 31, 2001 was $1,124, of which $181 was amortization of intangibles and $943 was amortization of goodwill. Estimated annual amortization expense is expected to be $172 in 2003 and $111 for each of the years 2004 through 2007.

11.  LONG-TERM DEBT

The details of the Company's long-term debt at December 31, 2002 and 2001 are as follows:

                                                                                          2002           2001
                                                                                       -----------    -----------
    Term note payable to CapitalSource in principal amounts of $50 per quarter.  The
      final principal payment is due and payable on January 25, 2004.                      $ 2,333        $     -

    Revolving credit note to CapitalSource, due January 25, 2005.                            1,557              -

    Senior subordinated secured notes payable due January 24, 2012.                         15,588              -

    Subordinated notes payable due at various dates through 2004.  Principal and interest payments are due monthly or annually.  Interest is payable at rates
      ranging from 7% to 11.4%.                                                                954          1,824

    Notepayable from practice acquisition due in annual installments of $240 plus interest at 7.0% per year, through October 2003, collateralized
        by specific assets of the Company. (Satisfied in January 2003)                         235            480

    Term note and revolving credit note to Bank Austria (Satisfied in January 2002)              -         29,675

    Promissory note payable due June 1, 2003 (Satisfied in January 2002)                                    2,750

    Unamortized discounts                                                                   (1,249)          (492)
                                                                                       -----------    -----------
    Total                                                                                   19,418         34,237
    Less current portion                                                                     1,266          1,729
                                                                                       -----------    -----------
                                                                                           $18,152        $32,508
                                                                                       ===========    ===========

     Aggregate maturities of long-term debt by year are 2003 - $1,266; 2004 - $2,257; 2005 - $1,556; 2006 and 2007 - $0; and $14,339 thereafter.

     In January 2002, in connection with the Capital Restructuring Transactions, the Company entered into an Amended and Restated Revolving Credit, Term Loan and Security Agreement (the "Amended Credit Facility") with CapitalSource Finance, LLC. CapitalSource acquired this agreement from the Company's previous senior secured lender, Bank Austria, discussed below (see Note 3). The Amended Credit Facility made available to the Company a $3,000 term loan and up to a $ 10,000 revolving loan facility (the "Revolver") secured by a security interest in substantially all of the assets of the Company. The outstanding borrowings under the Amended Credit Facility are individually and collectively limited to specific available borrowing base amounts, as defined in the agreement. The interest rate applicable to the term loan under the Amended Credit Facility equals the prime rate plus 3.5%. The interest rate applicable to the Revolver is prime rate plus 1.5%. During 2002, the Company's average borrowing rate was approximately 9.32%. The Company pays a monthly unused line fee that equals the excess, if any, of $3,000 over all interest accrued for such month. Although the Company may borrow up to $10 million under the Revolver, availability is based on the value of the collateral underlying the facility at any given time and on the amount outstanding under the facility at such time. As of December 31, 2002 the Company had $2,540 of availability under its Revolver.

     The Amended Credit Facility contains certain restrictions on the conduct of the Company's business, including, among other things, restrictions on incurring debt, purchasing or investing in the securities of, or acquiring any other interest in, all or substantially all of the assets of any person or joint venture, declaring or paying any cash dividends or making any other payment or distribution on capital stock, and creating or suffering liens on the Company's assets. The Company is required to maintain certain financial covenants, including a minimum fixed charge coverage ratio and minimum net worth.

     In January 2002, Palisade made a subordinated loan to the Company of $13,900 and Ms. Yimoyines made a subordinated loan to the Company of $100 which loans are evidenced by senior subordinated secured notes. These notes are subordinated to the Company's senior indebtedness with CapitalSource, and are secured second priority security interests in substantially all of the Company's assets. Principal is due to be paid on January 25, 2012. The notes bear interest at a rate of 11.5% per annum, payable on the last day of each calendar quarter. In the first and second years of the notes, the Company has the right to defer 100% and 50%, respectively, of interest to maturity by increasing the principal amount of the note by the amount of interest so deferred. In the third through tenth years, the holder of the note has the right to require the Company to defer interest to maturity by increasing the principal amount of the note by the amount of interest so deferred. The principal balance at December 31, 2002 includes $1,588 of interest paid in kind.

     Prior to January 2002, the Company was a party to a loan agreement (the "Credit Facility") with Bank Austria. The Credit Facility made available to the Company a $21,500 term loan and up to a $12,700 revolving loan facility secured by a security interest in substantially all of the assets of the Company. The outstanding borrowings under the revolving loan facility and the term loan were individually and collectively limited to specific available borrowing base amounts, as defined in the agreement. The interest rate applicable to the Credit Facility was the base rate or the eurodollar rate (each as defined in the Credit Facility). The base rate was generally the higher of the prime rate for domestic commercial loans in effect on such applicable day, or the federal funds rate in effect on such applicable day plus one-half of one percent (1/2 of 1%). The Company was charged a commitment fee of one-half of one percent (1/2 of 1%) per annum of the sum of the aggregate average daily unused amount of the Company's revolving loan facility. During 2001, the Company's average borrowing rate was approximately 7.0%. As previously discussed, on January 25, 2002 Bank Austria forgave approximately $10,000 of principal and interest and sold this loan to CapitalSource. CapitalSource, as lender, and the Company, as borrower, amended and restated the terms of the indebtedness as described above (see also Notes 3 and 5).

     On October 10, 2000, the Company obtained $2,250 through the Bridge Loan with Alexander Enterprise, which was secured through a security interest in substantially all of the assets of the Company. In connection with the Bridge Loan, the Company entered into an amendment to the Credit Facility with Bank Austria, which provided, among other things, that the Company pay $1,200 to Bank Austria as repayment of principal and interest. Of the $1,200 paid to Bank Austria, $300 was applied to past due interest, $400 was used to repay principal and $500 was applied as a prepayment of interest. The remaining proceeds of $1,050 were used for general working capital purposes.

     On January 5, 2001, the Bridge Loan was amended and the Company received an additional $500 of cash. Of this additional cash, $50 was provided by Alexander Enterprises, $400 was provided by Palisade and $50 was provided by Ms. Yimoyines. In connection with the additional funds provided to the Company under the amendment to the Bridge Loan, the Company issued additional warrants with an estimated fair value at the date of issuance of $108. The estimated fair value of the warrants issued were determined using the Black-Scholes pricing model and was recorded as a discount to the Bridge Loan. In connection with the restructuring of the Company's debt, on January 25, 2002, the Bridge Loan was fully satisfied by a payment by the Company of $2,546 to Alexander Enterprise and the issuance of 309,170.5 and 38,646.3 shares of Series B Preferred Stock to Palisade and Ms. Yimoyines, respectively (see Note 3).

     At December 31, 2002 and 2001 the Company had standby letters of credit outstanding in the amount of $400.

12.  LEASES

     The Company leases certain furniture, machinery and equipment under capital lease agreements that expire through 2005. The Company primarily leases its facilities under cancelable and noncancelable operating leases expiring in various years through 2012, including leases with related parties (see Note 16). Several facility leases have annual rental terms comprised of base rent at the inception of the lease adjusted by an amount based, in part, upon the increase in the consumer price index. Lease expense charged to continuing operations during the years ended December 31, 2002, 2001 and 2000 was $3,990, $5,087 and $5,271.

     Property and equipment includes the following amounts for capital leases at December 31:

                                                        2002           2001
                                                       ------         ------
     Furniture, machinery and equipment                $  248         $  660
     Less accumulated amortization                       (181)          (342)
                                                       ------         ------
                                                       $   67         $  318
                                                       ======         ======

    Capital lease obligations of $55 were incurred for acquisition of new equipment in 2001. Amortization of capital leases is included in depreciation expense.

    Future minimum lease payments, by year and in the aggregate, under capital leases and operating leases with remaining terms of one year or more consisted of the following at December 31, 2002:

                                            CAPITAL            OPERATING
                                             LEASES              LEASES
                                         ---------------     ---------------
          2003                                     $ 61             $ 1,839
          2004                                        7               1,667
          2005                                                        1,534
          2006                                        -               1,389
          2007                                        -               1,209
          Thereafter                                  -               2,762

                                         ---------------     ---------------

          Total minimum lease payments             $ 68             $10,400
                                         ===============     ===============


13.  401(K) SAVINGS PLAN

     The Company provides a defined contribution 401(k) savings plan to substantially all employees who meet certain age and employment criteria. Eligible employees are allowed to contribute a portion of their income in accordance with specified guidelines. The Company matches a percentage of employee contributions up to certain limits. Employer contributions are made on a discretionary basis as authorized by the Board of Directors. Employer contributions for the years ended December 31, 2002, 2001, and 2000 were $288, $333 and $417, respectively.

14.  REDEEMABLE CONVERTIBLE PREFERRED STOCK

     The Company has 5,000,000 shares of Series B Preferred Stock authorized. On January 25, 2002 the Company designated and issued 3,204,959 of such shares having a liquidation preference of $1.40 per share. Each share of Series B Preferred Stock is, at the holder's option, immediately convertible into ten shares of common stock and has the voting power equivalent to ten shares of common stock; accrues cumulative dividends at an annual rate of 12.5%; and with respect to dividends, redemption rights, and rights on liquidation, winding up, corporate reorganization and dissolution, ranks senior to the Company's common stock. Each share of Series B Preferred Stock must be redeemed in full by the Company on December 31, 2008, at a price equal to the greater of (i) the aggregate adjusted redemption value of the Series B Preferred Stock ($1.40 per share) plus accrued but unpaid dividends or (ii) the amount the preferred stockholders would be entitled to receive if the Series B Preferred Stock plus accrued dividends were converted at that time into common stock and the Company were to liquidate and distribute all of its assets to its common stockholders. As of December 31, 2002, cumulative accrued and unpaid dividends totaled $531 or $0.17 per preferred share.

15.  STOCKHOLDERS' EQUITY

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

WARRANTS

     In December 2002 warrants to purchase 17,500,000 common shares of the Company were exercised at a price of $0.14 per share. These warrants were scheduled to expire in 2012.

     As of December 31, 2002, the following warrants to purchase common stock of the Company were outstanding and exercisable with expiration dates ranging from 2005 to 2012:

                          OUTSTANDING            EXERCISE
                            WARRANTS               PRICE
                        -----------------        -----------
                                 275,000              $0.14
                                  20,000              $0.16
                                 750,000              $0.40
                               2,000,000              $1.00
                                  50,000              $3.50
                                  30,000              $4.50
                        -----------------
                               3,125,000
                        =================


EMPLOYEE STOCK PURCHASE PLAN

    The Company provides an Employee Stock Purchase Plan (the "ESPP") to substantially all eligible employees who meet certain employment criteria. Under the terms of the ESPP, eligible employees may have up to 20% of eligible compensation deducted from their pay to purchase common stock. The per share purchase price is 85% of the average high and low per share trading price of common stock on the American Stock Exchange on the last trading date prior to the investment date, as defined in the ESPP. The amount that may be offered pursuant to this plan is 450,000 shares. Effective July 2001, the Company suspended the purchase of shares by employees under the ESPP. As of December 31, 2002, the purchase of shares under the ESSP remained suspended and, therefore, no shares were purchased by employees during 2002. For the year ended December 31, 2001, 33,458 shares were purchased by employees under the ESPP at a weighted average price of $0.24.

STOCK PLANS

     The Company's stock plans provide for the grant of incentive stock options and non-qualified stock options as well as restricted stock. Stock options generally are granted with an exercise price equal to 100% of the market value of a share of common stock on the date of grant, have a 10-year term and vest within four years from the date of grant. The weighted average fair value of stock options, calculated using the Black-Scholes option pricing model, granted during 2002 and 2000 was $0.11 and $0.89 per share, respectively. There were no stock options granted during the year ended December 31, 2001. As of December 31, 2002, 9,600,000 shares were reserved for issuance under the stock plans, including 1,321,146 shares available for future grant.

    Presented below is a summary of the status of the Company's stock options and the related transactions for the years ended December 31, 2002, 2001 and 2000.


                                                               WEIGHTED
                                                               AVERAGE
                                      OPTIONS                  EXERCISE
                                    OUTSTANDING                 PRICE
                                  -----------------          -------------
     December 31, 1999                   1,314,738                 $ 5.66
        Canceled                         (162,383)                   6.15
        Exercised                         (35,209)                   2.56
        Granted                            125,000                   2.19
                                  -----------------
     December 31, 2000                   1,242,146                   5.33
        Canceled                         (321,688)                   4.51
                                  -----------------

     December 31, 2001                     920,458                   5.62
        Granted                          4,732,500                   0.33
        Canceled                          (68,892)                   5.71
                                  -----------------
      December 31, 2002                  5,584,066                  $1.14
                                  =================

     The following table summarizes in more detail information regarding the Company's stock options outstanding at December 31, 2002.

                                         OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                          --------------------------------------------------     ------------------------------
                                                WEIGHTED
                                                AVERAGE          WEIGHTED                           WEIGHTED
                                               REMAINING         AVERAGE                             AVERAGE
                           OUTSTANDING        CONTRACTUAL        EXERCISE         EXERCISABLE       EXERCISE
  EXERCISE PRICE             OPTIONS         LIFE (YEARS)         PRICE             OPTIONS           PRICE
  -------------------     ---------------    --------------    -------------     --------------    ------------
  $ 0.15 - $ 0.16              1,400,000          9.0                 $0.15            668,750          $ 0.15
  $ 0.20                       1,210,000          9.4                  0.20            750,000            0.20
  $ 0.25 - $ 0.26                862,500          9.5                  0.26            150,000            0.25
  $ 0.31 - $ 0.36                830,000          9.9                  0.35            370,000            0.34
  $ 1.00 - $ 1.78                245,000          9.2                  1.14             22,500            1.78
  $ 2.00 - $ 2.56                545,131          6.7                  2.35            345,131            2.56
  $ 5.85                         451,250          6.6                  5.85            338,435            5.85
  $ 6.37 - $ 63.73                40,185          4.6                 29.40             40,185           29.40
                          ---------------    --------------    -------------     --------------    ------------
  Total                        5,584,066          8.8                 $1.14          2,685,001          $ 1.68
                          ===============    ==============    =============     ==============    ============

16.  RELATED PARTY TRANSACTIONS

     The Company incurred rent expense and other fees of $106, $146 and $131 in 2002, 2001 and 2000, respectively, which was paid to certain doctors for the use of equipment.

     The Company incurred rent expense of $1,780, $2,098 and $2,123 in 2002, 2001 and 2000, respectively, which was paid to entities in which certain officers of the Company had an interest, for the lease of facilities.

     In the normal course of business the Company contracts with OptiCare P.C. to provide medical, surgical and optometric services to patients. The Company's Chief Executive Officer is the sole stockholder of OptiCare P.C.

     The Company is a guarantor on a mortgage loan of an entity in which the Chief Executive Officer of the Company has an interest and the Company has a 1% interest. The mortgage loan, which matures in 2003, had a balance of $57 and $103 at December 31, 2002 and 2001, respectively. As a guarantor, performance by the Company would be required if the borrowing entity defaulted, however, the Company has deemed that its performance as a guarantor is not likely to occur.

     In January 2002, the Company issued senior subordinated secured notes payable to Palisade, a significant stockholder, for $13,900 and to Ms. Yimoyines, wife of the Company's Chief Executive Officer, for $100, which mature in January 2012 (see Note 3). For the year ended December 31, 2002, interest expense on these notes to Palisade and Ms. Yimoyines was $1,577 and $11 respectively, which was paid in kind.

     In January 2002, 2,880,599.5 and 324,360.3 shares of Series B Preferred Stock were issued by the Company to Palisade and Ms. Yimoyines (see Note 3), respectively. As of December 31, 2002, accrued and unpaid dividends on these shares payable to Palisade and Ms. Yimoyines totaled $477 and $54, respectively.

    In January 2002, the Company issued warrants to Palisade and Ms. Yimoyines to purchase 17,375,000 and 125,000 shares, respectively, of the Company's common stock at an exercise price of $0.14 (see Note 3). These warrants were exercised in December 2002.

    As of December 31, 2002 the Company had an unsecured promissory note payable to an officer of the Company related to an amount owed in connection with the Company's purchase of Cohen Systems in 1999. The note, which accrues interest at 7.50% and matures on December 1, 2004, had an outstanding balance of $204 at December 31, 2002, of which $98 has been reflected as a current liability. For the year ended December 31, 2002, interest expense on this note was $9.

17. EARNINGS (LOSS) PER COMMON SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                     ------------------------------------------------
                                                                         2002              2001             2000
                                                                     -------------     -------------    --------------
    Income (loss) from continuing operations                              $ (448)           $ 2,687         $(14,686)
    Preferred stock dividends                                               (531)                 -                 -
                                                                     -------------     -------------    --------------
    Income (loss) from continuing operations applicable to
      common stockholders                                                   (979)             2,687          (14,686)
    Discontinued operations                                               (4,121)               293               515
    Extraordinary gain                                                      5,314                 -                 -
                                                                     -------------     -------------    --------------
    Net income (loss) applicable to common shareholders                    $  214           $ 2,980         $(14,171)
                                                                     =============     =============    ==============


       Weighted average common shares - basic                          12,552,185        12,795,433        12,354,494
       Effect of dilutive securities - convertible preferred stock        *                 418,803           *
                                                                     -------------     -------------    --------------
       Weighted average common shares - dilutive                       12,552,185        13,214,236        12,354,494
                                                                     =============     =============    ==============

    Earnings Per Share - Basic and Diluted:
      Income (loss) from continuing operations                            $(0.07)            $ 0.21           $(1.19)
      Discontinued operations                                              (0.33)              0.02              0.04
      Extraordinary item                                                     0.42                 -                 -
                                                                     -------------     -------------    --------------
        Net income (loss) per common share                                 $ 0.02            $ 0.23           $(1.15)
                                                                     =============     =============    ==============

    *  Anti-dilutive

     The following table reflects the potential common shares of the Company at December 31, 2002, 2001 and 2000 that have been excluded from the calculation of diluted earnings per share due to anti-dilution. The potential shares in 2002 and 2000, reflected below, have been excluded from the calculation of diluted earnings per share because the Company incurred a loss from continuing operations available to common stockholders in those periods and their effect would be anti-dilutive.

                                                2002              2001             2000
                                            --------------    -------------    -------------
    Options                                     5,584,066          920,458        1,242,146
    Warrants                                    3,125,000        3,501,198        3,001,198
    Convertible preferred stock                32,049,598                -          418,803
                                            --------------    -------------    -------------
      Total                                    40,758,664        4,421,656        4,662,147
                                            ==============    =============    =============

    On February 7, 2003 the Company issued 750,000 shares of common stock (see Footnote 21) and on February 28, 2003, granted 225,000 shares of restricted stock and options to purchase an aggregate of 773,000 shares of common stock. Additionally on February 28, 2003, the Company authorized the issuance of up to 502,769 shares of immediately vested restricted stock to management in lieu of a cash bonus payment. Management in its discretion may elect to receive its bonus in any combination of cash or stock.

18.  INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities consisted of the following at December 31, 2002 and 2001:

                                                    2002             2001
                                                 ------------     ------------
        Deferred tax assets (liabilities):
           Net operating loss carryforwards          $ 1,389          $ 4,372
           Accruals                                    1,451            2,218
           Allowance for bad debts                       202              354
           Depreciation and amortization               1,480            1,476
           Other                                         278            (620)
                                                 ------------     ------------
        Total deferred tax assets                    $ 4,800            7,800
                                                 ============     ============

     The current portion of the deferred tax asset, which is included in other current assets, was $1,660 at December 31, 2002 and $6,000 at December 31, 2001.

     As of December 31, 2002, the Company has net operating loss carryforwards available of approximately $5.6 million for federal tax purposes. These NOL carryforwards expire in the years 2019 through 2021.

     The components of income tax expense (benefit) for the years ended December 31, 2002, 2001 and 2000 are as follows:

                                                               2002            2001             2000
                                                            ------------    ------------    -------------
         Current:
           Federal                                                 $  -           $   -            $   -
           State                                                     80            (30)             (34)
                                                            ------------    ------------    -------------
           Total current                                             80            (30)             (34)
                                                            ------------    ------------    -------------

         Deferred:

           Federal                                                (970)         (6,634)            2,188
           State                                                   (57)         (1,362)              484
                                                            ------------    ------------    -------------

           Total deferred                                       (1,027)         (7,996)            2,672
                                                            ------------    ------------    -------------
           Total income tax expense (benefit)                   $ (947)        $(8,026)           $2,638
                                                            ============    ============    =============

    A reconciliation of the tax provision (benefit) at the U.S. Statutory Rate to the effective income tax rate as reported is as follows:

                                                               2002            2001             2000
                                                            ------------    ------------    -------------
     Tax provision (benefit) at U.S. Statutory Rate              (34)%           (34)%           (34)%
     State income taxes, net of federal benefit                   (3)%            (6)%            (6)%
     Non-deductible expenses and other                           (31)%            33 %             7 %

     Change in valuation allowance                                 -            (143)%            55 %
                                                            ------------    ------------    -------------
     Effective income tax rate                                   (68)%          (150)%            22 %
                                                            ============    ============    =============

19. COMMITMENTS AND CONTINGENCIES

     HEALTH SERVICES ORGANIZATION LAWSUITS

     The Company and/or its subsidiaries are parties to 11 lawsuits, described below, involving the following medical practices and their shareholders: Charles Retina Institute, P.C. and Steven T. Charles, M.D., Memphis, TN; Huntington & Distler, Louisville, KY; Eye Associates of Southern Indiana & Bradley C. Black, New Albany, IN; Downing-McPeak Vision Centers, P.S.C., Bowling Green, KY; Surgical Care Center, Inc., Indianapolis, IN; Eye Surgeons of Indiana, P.C., Indianapolis, IN; Jeffrey P. Wasserstrom, M.D., a Medical Corporation, La Mesa, CA; Midwest Eye Institute, Kansas City, MO; The Milne Eye Medical Center, Inc., Silver Spring, MD; Robert M. Thomas, Jr., M.D., a Medical Corporation, San Diego, CA; The Brinkenhoff Eye Medical Center, Inc., Ventura, CA; Tri-County Eye Institute, a Medical Corporation, Corona, CA; and Delaware Eye Care Center, Dover, DE.

     Each suit involves a medical practice which was unwound from the former PrimeVision Health network and which remained affiliated with the Company through a Health Service Organization ("HSO") agreement. Generally, the HSO agreements require the practice to pay monthly HSO services fees to PrimeVision and obligate PrimeVision to provide only certain "Core Services." Other "Supplemental Services" are optional. The Company maintains that it has fully complied with the HSO agreements by providing these Core Services. The HSO agreements generally are for a fifteen-year term, subject to early termination. A practice is allowed to terminate only on very limited conditions. However, even on early termination, the practice is contractually obligated to pay a "Buy-Out Price." The Buy-Out Price is a stated fixed sum, reduced by certain percentages on the fifth and tenth anniversaries of the HSO Agreement.

     The Company filed 11 of these suits in response to the medical practices' failure to pay the agreed upon HSO services fees. With one exception involving a state court filing, each of the suits was filed in the Federal District Court for the district in which a defendant practice is located. The Company seeks payment of past due HSO services fees, payment of the Buy-Out Fee as stated in the HSO agreement, attorneys' fees and interest as permissible in the HSO agreement.

     The remaining three of the 14 lawsuits to which the Company is a party were filed against the Company by practices alleging that the Company had failed to provide the services for which, the practices allege, the fees are payable.

     The Company continues to discuss settlement of the HSO matters with some of the defendant practices. The suits are in the early stages of litigation, and there can be no assurance of a favorable outcome.

OTHER LITIGATION

     OptiVest, LLC v. OptiCare Health Systems, Inc., OptiCare Eye Health Centers, Inc. and Dean Yimoyines, filed in the Superior Court, Judicial District of Waterbury, Connecticut on January 14, 2002. Plaintiff is a Connecticut limited liability corporation that entered into an Asset Purchase Agreement for certain assets of the Company. The Company believes it properly cancelled the Asset Purchase Agreement pursuant to its terms. Plaintiff maintains that it incurred expenses in investigating a potential purchase of certain assets, that the Company misled the plaintiff with respect to the Company's financial condition, and, as a result, plaintiff has suffered damages. Plaintiff seeks specific performance of the Asset Purchase Agreement and an injunction prohibiting the Company from interfering with concluding the transactions contemplated by the Asset Purchase Agreement. Further, plaintiff alleges a breach of contract with regard to the Asset Purchase Agreement. Plaintiff further alleges the Company engaged in innocent misrepresentation, negligent misrepresentation, intentional and fraudulent misrepresentation, and unfair trade practices with respect to the Asset Purchase Agreement.

     The Company filed an answer to the complaint denying plaintiff's allegations and indicating that the Company believes they are baseless and without merit. The Company also met with plaintiff in an unsuccessful settlement effort. The Company is preparing for discovery. The Company intends to vigorously defend its position, but the case is in its early stages and, therefore, no assurance can be given of a favorable outcome.

THREATENED LITIGATION

     In the fourth quarter of 2002 the Company received notice from an attorney representing a physician employed by an affiliated entity regarding a possible employment claim and expressing disagreement with the computation of physicians' salaries in the affiliated entity, alleged mismanagement of the Company and/or the affiliated entity, possible conflicts of interests and unlawful practice and/or compensation issues. The Company has reviewed these allegations and believes they are unmeritorious, however, should such a claim proceed there can be no assurance of a favorable outcome. In an attempt to amicably resolve these issues the parties have agreed to non-binding mediation which is currently scheduled in the second quarter of 2003.

REGULATORY PROCEEDINGS

     North Carolina Board of Optometry Proceedings

     On August 2, 2002, the North Carolina Board of Optometry approved the sale of the Company's North Carolina retail optometry operations to Optometric Eye Care Centers, P.A. ("OECC"). Although regulatory proceedings convened by the North Carolina Board of Optometry in exercise of its continuing authority to oversee implementation of a consent order entered in December 1999 remain pending, the Company believes its involvement in this matter is at a conclusion.

     Optometric Eye Care Center, P.A. Claim

     On August 12, 2002, the Company and OECC consummated a transaction for the sale of the assets and certain liabilities of the Company's North Carolina retail optometry operations that resolved a dispute between the Company and OECC, which had centered on the Company's performance under a Services Agreement the Company entered into with OECC in 1999.

     Billing Communication Error in Connecticut

     OptiCare Eye Health Centers, Inc., the Company's Connecticut subsidiary, and the Attorney General of Connecticut have agreed to terms of a consensual administrative order relating to confusing statements sent to certain of the Company's customers in the 1995-99 period showing balances due to the Company. Although the Company denies liability and believes that any amounts mistakenly paid to the Company were refunded in full as soon as the error was discovered, the Company has agreed to pay a fine equivalent to $133 ($100 in cash and $33 in eyeglasses for the visually impaired). The Company maintains that this was misunderstanding and did not admit any liability under the terms of the settlement.

    In the normal course of business, the Company is both a plaintiff and defendant in lawsuits incidental to its current and former operations. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at December 31, 2002 cannot be ascertained. Management is of the opinion that, after taking into account the merits of defenses and established reserves, the ultimate resolution of these matters will not have a material adverse effect in relation to the Company's consolidated financial position or results of operations.

20. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    Historical quarterly results have been restated, as presented below, to reflect the reclassifications required for discontinued operations presentation.

                                                         First         Second         Third         Fourth
                                                        Quarter        Quarter       Quarter       Quarter
                                                      -------------  ------------  ------------  -------------
   2002
   ----
   Net revenue                                            $ 23,290       $24,046       $23,010       $ 21,185
   Gross profit                                              6,612         7,478         8,193          7,700
   Income (loss) from continuing operations                   (448)         (125)          104             21
   Discontinued operations                                     189        (3,945)          (23)             -
   Extraordinary item, net of tax                            5,314             -             -           (342)
   Net income (loss)                                         5,055        (4,070)           81           (321)
   Basic and diluted earnings (loss) per share :
     Income (loss) from continuing operations (a)           $(0.04)       $(0.02)       $(0.01)        $(0.01)
     Net income (loss) (a)                                  $ 0.39        $(0.33)       $(0.01)        $(0.04)


   2001
   ----
   Net revenue                                            $ 24,505       $24,588      $ 23,134       $ 21,855
   Gross profit                                              6,598         7,066         6,844          6,223
   Income (loss) from continuing operations                 (1,096)         (445)         (799)         5,027
   Discontinued operations                                     287            98             4            (96)
   Net income (loss) (b)                                      (809)         (347)         (795)         4,931
   Basic earnings (loss) per share:
     Income (loss) from continuing operations                (0.09)        (0.03)        (0.06)          0.39
     Net income (loss)                                       (0.06)        (0.03)        (0.06)          0.38
   Diluted earnings (loss) per share:
     Income (loss) from continuing operations                (0.09)        (0.03)        (0.06)          0.38
     Net income (loss)                                       (0.06)        (0.03)        (0.06)          0.37

    Quarterly and year-to-date computations of earnings per share amounts are made independently. Therefore, the sum of earnings per share amounts for the quarters may not agree with the per share amounts for the year.

(a) Includes the effect of a preferred stock dividend of $103 in the first quarter, $142 in the second quarter and $143 in each of the third and fourth quarters of 2002.

(b) In the fourth quarter of 2001, the Company recorded approximately $1,017 of professional fees associated with the restructuring of the Company's debt and recorded a tax benefit of $7,830 primarily due to the reversal of a valuation allowance against deferred tax assets.

21.  SUBSEQUENT EVENTS

ACQUISITION OF WISE OPTICAL VISION GROUP, INC.

     On February 7, 2003, the Company acquired substantially all of the assets and certain liabilities of the contact lens distribution business of Wise Optical Vision Group, Inc., a New York corporation, (the "Wise Acquisition"). As a result of the Wise Acquisition, the Company will be a leading optical product distributor. The aggregate purchase price consisted of approximately $7,290 of cash and 750,000 shares of the Company's common stock with an estimated fair market value of $330, based on the average closing market price of the Company's common stock over the two-day period before and after the sale was announced. Funds for the acquisition were obtained via the Company's Amended Credit Facility with CapitalSource, which was increased from $10 million to $15 million in connection with the Wise Acquisition.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The estimated fair values of assets purchased and liabilities assumed, used herein, were estimated based on available information and is subject to refinement based upon the outcome of valuations and other fair value studies, which have not yet been completed. Therefore, the allocation of the purchase price and resulting goodwill is subject to change. The goodwill from this acquisition, of $1,074, was assigned to the Company's Distribution and Technology operating segment, which is expected to be deductible for tax purposes.

                       (Unaudited)
       Assets:
         Cash and cash equivalents                          $ 1,427
         Accounts receivable                                  6,986
         Inventory                                            5,845
         Property and equipment, net                            935
         Goodwill                                             1,074
         Other assets                                           275
                                                     ---------------
       Total assets                                        $ 16,542
                                                     ===============

       Liabilities:
         Accounts Payable and accrued expenses              $ 8,859
         Other liabilities                                       63
                                                     ---------------
       Total liabilities                                    $ 8,922
                                                     ===============


    The following is a summary of the unaudited pro forma results of operations of the Company as if the Wise Acquisition had closed effective January 1, of the respective periods below:

                                                                               YEAR ENDED DECEMBER 31,
                                                                          ----------------------------------
                                                                              2002                2001
                                                                          --------------      --------------
                                                                                      (unaudited)
  Net Revenues                                                                $ 156,567           $ 154,215
  Income (loss) from continuing operations                                        (776)               2,135
  Net income (loss)                                                                 417               2,428


  Income (loss) per common share from continuing operations (1):
       Basic                                                                    $(0.10)               $0.16
       Diluted                                                                  $(0.10)               $0.15


  Net income (loss) per common share (1):
       Basic                                                                    $(0.01)               $0.18
       Diluted                                                                  $(0.01)               $0.17

     (1) Includes effect of a $531 preferred stock dividend in 2002.

     The unaudited pro forma information presented above is for informational purposes only and is not necessarily indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented, nor does it intend to be a projection of future results.

SOUTH CAROLINA CAPTIVE INSURANCE COMPANY

     In February 2003, the Company received approval from the South Carolina Department of Insurance to operate a captive insurance company domiciled in South Carolina. The Company obtained $600 in letters of credit to capitalize a new wholly owned subsidiary, OptiCare Vision Insurance Company, Inc. ("OVIC"), to operate as the captive insurance company, as part of the Company's entrance into the "direct-to-employer" market in its Managed Vision segment. Fidelity Security Life Insurance Company will underwrite the Company's insured product.