Form 10-Q
period 2003-03-31
OPTICARE HEALTH SYSTEMS INC
filed 2003-05-15
CIK 311046

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
[ ] Yes     [X] No


         The number of shares outstanding of the registrant's Common Stock, par value $.001 per share, at May 2, 2003 was 29,958,277 shares.

                               INDEX TO FORM 10-Q

                                                                                             Page No.
                                                                                             --------
PART I. FINANCIAL INFORMATION

    Item 1. Financial Statements

               Condensed Consolidated Balance Sheets at March 31, 2003 (unaudited) and
                    December 31, 2002                                                            3

               Condensed Consolidated Statements of Operations for the three months
                    ended March 31, 2003 and 2002 (unaudited)                                    4

               Condensed Consolidated Statements of Cash Flows for the three months
                    ended March 31, 2003 and 2002 (unaudited)                                    5

               Notes to Condensed Consolidated Financial Statements                              6

    Item 2. Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                            14

    Item 3. Quantitative and Qualitative Disclosures about Market Risk                          21

    Item 4. Controls and Procedures                                                             21

PART II. OTHER INFORMATION

    Item 1. Legal Proceedings                                                                   21

    Item 2. Changes in Securities and Use of Proceeds                                           22

    Item 6. Exhibits and Reports on Form 8-K                                                    22

SIGNATURE                                                                                       23

CERTIFICATIONS                                                                                  24

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                   MARCH 31,          DECEMBER 31,
                                                                                     2003                 2002
                                                                                  -----------         ------------
                                                                                  (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                         $  3,937            $  3,086
  Accounts receivable, net                                                            12,144               5,273
  Inventories                                                                          9,231               2,000
  Deferred income taxes, current                                                       1,660               1,660
  Other current assets                                                                   762                 885
                                                                                  ----------           ---------
    TOTAL CURRENT ASSETS                                                              27,734              12,904

Property and equipment, net                                                            5,572               3,337
Intangible assets, net                                                                 1,309               1,353
Goodwill, net                                                                         20,516              20,516
Deferred income taxes, non-current                                                     3,140               3,140
Other assets                                                                           4,599               3,855
                                                                                  ----------           ---------
    TOTAL ASSETS                                                                    $ 62,870            $ 45,105
                                                                                  ==========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                  $ 12,090            $  2,902
  Accrued expenses                                                                     5,940               5,255
  Current portion of long-term debt                                                    2,763               1,266
  Other current liabilities                                                            1,258               1,245
                                                                                  ----------           ---------
    TOTAL CURRENT LIABILITIES                                                         22,051              10,668
                                                                                  ----------           ---------

Long-term debt--related party                                                         16,036              15,588
Other long-term debt, less current portion                                             7,799               2,564
Other liabilities                                                                        678                 615
                                                                                  ----------           ---------
    TOTAL NON-CURRENT LIABILITIES                                                     24,513              18,767
                                                                                  ----------           ---------

Series B 12.5% voting, mandatorily redeemable, convertible preferred
stock--related party (liquidation preference of $1.61 per share)                       5,158               5,018
                                                                                  ----------           ---------
STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value; 75,000,000 shares authorized; 29,958,277 and 28,913,990 shares outstanding at March 31, 2003 and December 31,
  2002, respectively.                                                                     30                  29
Additional paid-in-capital                                                            63,924              63,589
Accumulated deficit                                                                  (52,806)            (52,966)
                                                                                  ----------           ---------
  TOTAL STOCKHOLDERS' EQUITY                                                          11,148              10,652
                                                                                  ----------           ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 62,870            $ 45,105
                                                                                  ==========           =========


See notes to condensed consolidated financial statements.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                         FOR THE THREE MONTHS
                                                                            ENDED MARCH 31,
                                                                   ----------------------------------
                                                                        2003                2002
                                                                   --------------      --------------
NET REVENUES:
  Managed vision                                                         $ 7,408             $ 7,512
  Product sales                                                           17,722              10,766
  Other services                                                           5,028               5,012
  Other income                                                             1,838                   -
                                                                   --------------      --------------
    Total net revenues                                                    31,996              23,290
                                                                   --------------      --------------
OPERATING EXPENSES:
    Medical claims expense                                                 5,744               5,896
    Cost of product sales                                                 13,901               8,644
    Cost of services                                                       2,126               2,138
    Selling, general and administrative                                    8,808               6,143
    Depreciation                                                             355                 474
    Amortization                                                              44                  44
    Interest                                                                 751                 697
                                                                   --------------      --------------
      Total operating expenses                                            31,729              24,036
                                                                   --------------      --------------
Gain from early extinguishment of debt                                         -               8,789
                                                                   --------------      --------------
Income from continuing operations before income taxes                        267               8,043
Income tax expense                                                           107               3,175
                                                                   --------------      --------------
Income from continuing operations                                            160               4,868
Income from discontinued operations, net of tax                                -                 189
                                                                   --------------      --------------
Net income                                                               $   160             $ 5,057
Preferred stock dividends                                                   (140)               (103)
                                                                   --------------      --------------
Net income available to common stockholders                              $    20             $ 4,954
                                                                   ==============      ==============
EARNINGS PER SHARE--BASIC AND DILUTED:
Income per common share from continuing operations:
  Basic                                                                    $0.00               $0.37
  Diluted                                                                  $0.00               $0.08
Income per common share from discontinued operations:
  Basic                                                                        -               $0.02
  Diluted                                                                      -               $0.00
Net income per common share:
  Basic                                                                    $0.00               $0.39
  Diluted                                                                  $0.00               $0.08


See notes to condensed consolidated financial statements.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                    FOR THE THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                  -------------------------------
                                                                      2003               2002
                                                                  ------------       ------------
OPERATING ACTIVITIES:
  Net income                                                         $    160           $  5,057
  Less: Income from discontinued operations                                 -                189
                                                                  ------------       ------------
  Income from continuing operations                                       160              4,868
  Adjustments to reconcile net income to net cash provided
    by operating activities:
  Depreciation                                                            355                474
  Amortization                                                             44                 44
  Non-cash interest expense                                               558                 82
  Non-cash gain on early extinguishment of debt                             -             (8,789)
  Deferred taxes                                                            -              3,175
  Changes in operating assets and liabilities:
    Accounts receivable                                                    55               (101)
    Inventory                                                          (1,499)              (114)
    Other assets                                                          (13)              (379)
    Accounts payable and accrued expenses                                 905                547
    Other liabilities                                                      30                229
    Cash provided by discontinued operations                                -                569
                                                                  ------------       ------------
Net cash provided by (used in) operating activities                       595                605
                                                                  ------------       ------------
INVESTING ACTIVITIES:
  Cash received on notes receivable                                       265                  -
  Purchase of assets from acquisition, excluding cash                  (5,863)                 -
  Purchase of restricted certificates of deposit                         (600)                 -
  Purchase of fixed assets                                               (174)              (107)
  Purchase of notes receivable                                              -             (1,350)
                                                                  ------------       ------------
Net cash used in investing activities                                  (6,372)            (1,457)
                                                                  ------------       ------------
FINANCING ACTIVITIES:
  Net increase (decrease) in revolving credit facility                  7,377               (508)
  Proceeds from issuance of common stock                                   30                  -
  Proceeds from long-term debt                                              -             23,474
  Proceeds from issuance of preferred stock                                 -              4,000
  Principal payments on long-term debt                                   (684)           (24,182)
  Principal payments on capital lease obligations                         (14)               (18)
  Payment of financing costs                                              (81)            (1,445)
                                                                  ------------       ------------
Net cash provided by financing activities                               6,628              1,321
                                                                  ------------       ------------
Increase in cash and cash equivalents                                     851                469
Cash and cash equivalents at beginning of period                        3,086              2,536
                                                                  ------------       ------------
Cash and cash equivalents at end of period                           $  3,937           $  3,005
                                                                  ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                               $    165           $    125
Cash paid for income taxes                                                 76                  -




See notes to condensed consolidated financial statements.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                    (Amounts in thousands except share data)


1.  BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements of OptiCare Health Systems, Inc., a Delaware corporation, and subsidiaries (the "Company") for the three months ended March 31, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and
Article 10 of Regulation S-X of the Securities Exchange Act of 1934 and are unaudited. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of December 31, 2002 was derived from the Company's audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

    Certain prior period amounts have been reclassified to conform to the current period presentation.


2.  NEW ACCOUNTING PRONOUNCEMENTS

    Effective January 1, 2003 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting For Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

    Effective January 1, 2003 the Company adopted SFAS No. 145, "Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections". SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No.13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No.145 related to classification of debt extinguishment are effective for fiscal years beginning after May 15, 2002. As a result of the Company's adoption of SFAS No. 145, the Company reclassified its previously reported gain from extinguishment of debt of $8,789 and related income tax expense of $3,475 in 2002 from an extraordinary item to continuing operations.

    Effective January 1, 2003 the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" and nullified EITF Issue No. 94-3. SFAS No.146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No 94-3 had recognized the liability at the commitment date of an exit plan. There was no effect on the Company's financial statements as a result of such adoption.

    In November 2002, FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued. The interpretation provides guidance on the guarantor's accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. The Company adopted the disclosure requirements of the interpretation as of December 31, 2002. Effective January 1, 2003, additional provisions of FIN No. 45 became effective and were adopted by the Company. The accounting guidelines are applicable to guarantees issued after December 31, 2002 and require that the Company record a liability for the fair value of such guarantees in the balance sheet. The adoption of FIN No. 45 did not have a material impact on its financial position or results of operations.

    In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of Statement of Financial Accounting Standard No. 123." This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 and Accounting Principles Board Opinion ("APB") No. 28, "Interim Financial Reporting," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company elected to adopt the disclosure only provisions of SFAS No. 123, as amended by SFAS No. 148, and will continue to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for the stock options granted to its employees and directors. Accordingly, employee and director compensation expense is recognized only for those options whose price is less than fair market value at the measurement date.

    Had compensation cost for the Company's stock option plans been determined in accordance with SFAS No. 123, the Company's reported net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                                                      THREE MONTHS
                                                                     ENDED MARCH 31,
                                                               ---------------------------
                                                                  2003             2002
                                                               ----------       ----------
Net income available to common stockholders, as reported          $   20          $ 4,954
Less: Total stock-based employee compensation
      expense determined under Black-Scholes
      option pricing model, net of related tax effects             (108)             (75)
                                                               ----------       ----------
Pro forma net income (loss)                                       $ (88)          $ 4,879
                                                               ==========       ==========
Earnings per share - As reported:
  Basic                                                           $ 0.00           $ 0.39
  Diluted                                                         $ 0.00           $ 0.08
Earnings per share - Pro forma:
  Basic                                                           $ 0.00           $ 0.38
  Diluted                                                         $ 0.00           $ 0.07

    In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. The consolidation provisions of this interpretation are required immediately for all variable interest entities created after January 31, 2003, and the Company's adoption of these provisions did not have a material effect on its financial position or results of operations. For variable interest entities in existence prior to January 31, 2003, the consolidation provisions of FIN 46 are effective July 1, 2003 and are not expected to have a material effect on the Company's financial position or results of operations.


3.  ACQUISITION OF WISE OPTICAL VISION GROUP, INC.

    On February 7, 2003, the Company acquired substantially all of the assets and certain liabilities of the contact lens distribution business of Wise Optical Vision Group, Inc. ("Wise Optical"), a New York corporation. The Company acquired Wise Optical to become a leading optical product distributor. The aggregate purchase price of $7,931 consisted of approximately $7,290 of cash,750,000 shares of the Company's common stock with an estimated fair market value of $330, and transaction costs of approximately $311. Funds for the acquisition were obtained via the Company's revolving credit note with CapitalSource, which was increased from $10 million to $15 million in connection with the acquisition of Wise Optical.

    The aggregate purchase price of $7,931 has been allocated to the estimated fair value of the assets acquired and liabilities assumed with the excess identified as goodwill. Fair values were based on valuations and other studies.

The goodwill resulting from this transaction, of $300, was assigned to the Company's Distribution and Technology operating segment and is expected to be deductible for tax purposes. The results of operations of Wise Optical are included in the consolidated financial statements from February 1, 2003, the deemed effective date of the acquisition for accounting purposes.

    The following table sets forth the allocation of purchase price consideration to the assets acquired and liabilities assumed at the date of acquisition.

                    (Unaudited)
       Assets:
         Cash and cash equivalents                         $  1,427
         Accounts receivable                                  6,626
         Inventory                                            5,732
         Property and equipment, net                          2,416
         Other assets                                           148
         Goodwill                                               300
                                                      --------------
       Total assets                                        $ 16,649
                                                      ==============
       Liabilities:
         Accounts payable and accrued expenses             $  8,657
         Other liabilities                                       61
                                                      --------------
       Total liabilities                                   $  8,718
                                                      ==============


    The following is a summary of the unaudited pro forma results of operations of the Company as if the Wise Acquisition had closed effective January 1, of the respective periods below:

                                                                       QUARTER ENDED MARCH 31,
                                                                   -------------------------------
                                                                      2003                 2002
                                                                   ----------           ----------
                                                                             (unaudited)
    Net Revenues                                                     $ 38,615            $ 39,810
    Income from continuing operations                                     248               4,666
    Net income                                                            248               4,855

    Income per common share from continuing operations (1):
      Basic                                                             $0.00               $0.36
      Diluted                                                           $0.00               $0.07

    Net income per common share (1):
      Basic                                                             $0.00               $0.37
      Diluted                                                           $0.00               $0.07

    (1) Includes effect of preferred stock dividends of $140 and $103 for the three months ended March 31, 2003 and 2002, respectively.

    The unaudited pro forma information presented above is for informational purposes only and is not necessarily indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented, nor does it intend to be a projection of future results.

4.  DISCONTINUED OPERATIONS

    In May 2002, the Company's Board of Directors approved management's plan to dispose of substantially all of the net assets relating to the retail optical business and professional optometry practice locations it operated in North Carolina and on August 12, 2002 the Company consummated the sale of those net assets.

    The sale was accounted for as a disposal group under SFAS No. 144. Accordingly, amounts in the financial statements and related notes for all periods presented have been reclassified to reflect SFAS No. 144 treatment.

    Operating results of the discontinued operations for the three months ended March 31, 2002 are as follows:


      External revenue                                           $ 7,409
                                                                =========

      Intercompany revenue                                       $ 2,197
                                                                =========

      Income from discontinued operations before taxes           $   314
      Income tax expense                                             125
                                                                ---------
      Income from discontinued operations                        $   189
                                                                =========

      Earnings per share from discontinued operations:
        Basic                                                    $  0.02
        Diluted                                                  $  0.00


5.  SEGMENT INFORMATION

    OptiCare Health Systems, Inc. is an integrated eye care services company focused on providing managed vision and professional eye care products and services. During the third quarter of 2002, the Company sold its retail optometry division in North Carolina, modified the Company's strategic vision and realigned its business into the following three reportable operating segments: (1) Managed Vision, (2) Consumer Vision, and (3) Distribution and Technology. These operating segments are managed separately, offer separate and distinct products and services, and serve different customers and markets. Discrete financial information is available for each of these segments and the Company's President assesses performance and allocates resources among these three operating segments.

    The Managed Vision segment contracts with insurers, insurance fronting companies, employer groups, managed care plans and other third party payors to manage claims payment administration of eye health benefits for those contracting parties. The Consumer Vision segment sells retail optical products to consumers and operates integrated eye health centers and surgical facilities where comprehensive eye care services are provided to patients. The Distribution and Technology segment provides products and services to eye care professionals (ophthalmologists, optometrists and opticians) through (i) Wise Optical, a distributor of contact and ophthalmic lenses and other eye care accessories and supplies; (ii) a Buying Group program, which provides group purchasing arrangements for optical and ophthalmic goods and supplies and (iii) CC Systems, which provides systems and software solutions to eye care professionals. In addition to its reportable operating segments, the Company's "All Other" category includes other non-core operations and transactions, including its health service organization operation, which do not meet the quantitative thresholds for a reportable segment.

    As a result of the changes discussed above, historical amounts previously reported in 2002 have been restated to conform to the Company's current operating segment presentation.

    Summarized financial information, by segment, for the three months ended March 31, 2003 and 2002 is as follows:

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              ----------------------------
                                                                 2003              2002
                                                              ----------        ----------
    REVENUES:
      Managed vision                                           $  7,408          $  7,512
      Consumer vision                                             7,306             6,965
      Distribution and technology                                16,420             9,852
                                                              ----------        ----------
        Reportable segment totals                                31,134            24,329
      All other                                                   1,861               302
      Elimination of inter-segment revenues                       (999)           (1,341)
                                                              ----------        ----------
        Total net revenue                                      $ 31,996          $ 23,290
                                                              ==========        ==========
    INCOME FROM CONTINUING OPERATIONS BEFORE TAX:
      Managed vision                                           $    426          $    553
      Consumer vision                                               565               243
      Distribution and technology                                 (270)               158
                                                              ----------        ----------
        Reportable segment totals                                   721               954
      All other                                                   1,677               194
      Gain from extinguishment of debt                                -             8,789
      Depreciation                                                (355)             (474)
      Amortization                                                 (44)              (44)
      Interest expense                                            (751)             (697)
      Corporate                                                   (981)             (679)
                                                              ----------        ----------
        Income from continuing operations before tax           $    267          $  8,043
                                                              ==========        ==========


    Total assets by reportable operating segment at March 31, 2003 were as follows: Managed Vision: $13,144, Consumer Vision $9,855 and Distribution and Technology $10,191.


6.  INTANGIBLE ASSETS

    Intangible assets subject to amortization are comprised of the following:

                                       MARCH 31, 2003                  DECEMBER 31, 2002
                               -----------------------------    -----------------------------
                                  GROSS         ACCUMULATED        GROSS          ACCUMULATED
                                  AMOUNT        AMORTIZATION       AMOUNT        AMORTIZATION
                               ------------     ------------    ------------     ------------
    Service Agreement               $ 1,658          $ (396)         $ 1,658            (368)
    Non-compete agreements              265            (218)             265            (202)
                               ------------     ------------    ------------     ------------
      Total                         $ 1,923          $ (614)         $ 1,923          $ (570)
                               ============     =============   ============     ============

    Amortization expense for each of the quarters ended March 31, 2003 and 2002 was $44. Estimated annual amortization expense is expected to be $174 in 2003 and $111 for each of the years 2004 through 2007.

7.  LONG-TERM DEBT

    The details of the Company's long-term debt at March 31, 2003 are as follows:

    Term note payable to CapitalSource in principal amounts of $24 per month.
      The final principal payment is due and payable on January 25, 2004.             $  1,976

    Revolving credit note to CapitalSource, due January 25, 2005.                        8,934

    Senior subordinated secured notes payable due January 24, 2012.                     16,036

    Subordinated notes payable due at various dates through 2004. Principal and interest payments are due monthly or annually.  Interest is payable at
      rates ranging from 7% to 7.5%.                                                       867

    Unamortized discounts                                                              (1,215)
                                                                                     ----------
    Total                                                                               26,598
    Less current portion                                                               (2,763)
                                                                                     ----------
                                                                                      $ 23,835
                                                                                     ==========

    On May 12, 2003, the senior subordinated secured notes payable due January 24, 2012 were exchanged for shares of Series C preferred stock. See Note 11 to these condensed consolidated financial statements.


8.  GAIN ON EXTINGUISHMENT OF DEBT

    On January 25, 2002, the Company recorded a gain on the extinguishment of debt of $8,789 before income taxes as a result of the Company's restructuring of its debt. The $8,789 gain was comprised principally of approximately $10,000 of debt and interest forgiveness by Bank Austria, the Company's former senior secured lender, which was partially offset by $1,200 of unamortized deferred financing fees and debt discount.


9.  EARNINGS PER COMMON SHARE

    The following tables sets forth the computation of basic and diluted earnings per share:

                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                       ---------------------------
                                                          2003             2002
                                                       ----------       ----------
BASIC EARNINGS PER SHARE:
  Income from continuing operations                        $  160          $ 4,868
  Preferred stock dividend                                  (140)            (103)
                                                       ----------       ----------
  Income from continuing operations available to
     common stockholders                                       20            4,765
  Discontinued operations                                       -              189
                                                       ----------       ----------
  Net income available to common stockholders              $   20          $ 4,954
                                                       ==========       ==========

  Average common shares outstanding (basic)            29,543,093       12,733,365

  Basic earnings per share:
    Income from continuing operations available
      to common stockholders                               $ 0.00          $  0.37
    Discontinued operations                                     -             0.02
                                                       ----------       ----------
    Net income per common share                            $ 0.00          $  0.39
                                                       ==========       ==========

                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                -------------------------------
                                                                    2003              2002
                                                                ------------      -------------
DILUTED EARNINGS PER SHARE:

  Income from continuing operations available to common                $  20             $4,765
  Assumed conversions of preferred stock dividends                       140                103
                                                                ------------      -------------
  Income from continuing operations available to common
    stockholders plus assumed conversions                                160              4,868

  Discontinued operations                                                  -                189
                                                                ------------      -------------
  Net income available to common stockholders                          $ 160             $5,057
                                                                ============      =============

  Average common shares outstanding (basic)                       29,543,093         12,733,365
  Effect of dilutive securities:
    Options                                                        4,152,500          1,430,000
    Warrants                                                       1,045,000         17,795,000
    Preferred Stock                                               36,845,912         32,784,577
                                                                ------------      -------------
  Diluted shares                                                  71,586,505         66,742,942
                                                                ============      =============

  Diluted earnings per share:
    Income from continuing operations available to
      common stockholders                                              $0.00             $ 0.08
    Discontinued operations                                                -               0.00
                                                                ------------      -------------
    Net income per common share                                        $0.00             $ 0.08
                                                                ============      =============


    The following table reflects the potential common shares of the Company at March 31, 2003 and 2002 that have been excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

                                                    2003              2002
                                                -------------     -------------
    Options                                        2,054,566         1,040,458
    Warrants                                       2,080,000         3,401,198
                                                -------------     -------------
                                                   4,134,566         4,441,656
                                                =============     =============


10. CONTINGENCIES

    The Company is both a plaintiff and defendant in lawsuits incidental to its current and former operations. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at March 31, 2003 cannot be ascertained. Management is of the opinion that, after taking into account the merits of defenses and established reserves, the ultimate resolution of these matters will not have a material adverse impact on the Company's consolidated financial position or results of operations.

11. SUBSEQUENT EVENT

    On May 12, 2003, Palisade Concentrated Equity Partnership, L.P. the Company's majority shareholder, and Linda Yimoyines, wife of Dean J. Yimoyines, M.D., Chairman of the Board and Chief Executive Officer of the Company, each exchanged the entire amount of principal and interest due to them under the Company's senior subordinated secured notes payable, totaling an aggregate of $16.2 million, for 406,158 shares of Series C Preferred Stock, par value $0.001 per share (the "Series C Preferred Stock"). Such $16.2 million in aggregate principle and interest was exchanged at a rate equal to $.80 per share, the agreed upon value of our common stock on May 12, 2003, divided by 50 (or $40.00 per share). Each share of Series C Preferred Stock will be convertible into 50 shares of common stock, upon approval by the Company's stockholders at the annual meeting to be held on May 19, 2003 of an amendment to the Company's certificate of incorporation that provides the Company with a sufficient number of shares to effect such conversion. The Series C Preferred Stock has the same dividend rights, on an as converted basis, as the Company's common stock and an aggregate liquidation preference of $16.2 million.

    The following table sets forth the actual capitalization of the Company as of March 31, 2003 and the pro forma capitalization to reflect the debt exchange transaction that occurred on May 12, 2003, as if the debt exchange occurred on March 31, 2003. Principal and interest accrued under the senior subordinated secured notes was $16.0 million as of March 31, 2003 and, at the exchange ratio describe above, would have resulted in 400,906 shares of Series C Preferred Stock being issued.


                              CAPITALIZATION TABLE
                                   (Unaudited)


                                                                       AS OF MARCH 31, 2003
                                                                ---------------------------------
                                                                   ACTUAL             PRO FORMA
                                                                ------------        -------------
                                                                      (DOLLARS IN THOUSANDS)
Long-term debt (including current portion):
  Term note payable to Capital Source                              $  1,976              $ 1,976
  Revolving credit note to Capital Source                             8,934                8,934
  Senior subordinated secured notes payable                          16,036                    -
  Subordinated notes payable                                            867                  867
  Unamortized discounts                                             (1,215)                    -
                                                                -------------       -------------

    Total long-term debt (including current portion)                 26,598               11,777
                                                                -------------       -------------
Series B 12.5% voting, mandatorily redeemable convertible
preferred stock (at redemption value)                                 5,158                5,158
                                                                -------------       -------------
Stockholders' equity:
Series C preferred stock, $.001 par value, 1,500,000
  shares authorized;  0 (actual) and 400,906 (pro forma)
  shares issued and outstanding                                           -                    1
Common Stock                                                             30                   30
Additional paid-in-capital                                           63,924               80,084
Accumulated deficit                                                (52,806)             (54,671)
                                                                -------------       -------------
    Total stockholders' equity                                       11,148               25,444
                                                                -------------       -------------
Total capitalization                                               $ 42,904             $ 42,379
                                                                =============       =============

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and management's discussion and analysis contained in the company's Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission.

    Overview. We are an integrated eye care services company focused on vision benefits management (managed vision), the distribution of products and software services to eye care professionals, and consumer vision services, which includes retail optical sales and eye care services to patients.

    On February 7, 2003, we acquired substantially all of the assets and certain liabilities of the contact lens distribution business of Wise Optical Vision Group, Inc. ("Wise Optical"), a New York corporation. The results of operations of Wise Optical are included in the consolidated financial statements from February 1, 2003, the deemed effective date of the acquisition for accounting purposes.

    In May 2002, our Board of Directors approved management's plan to dispose of substantially all of the net assets relating to our retail optometry operations in North Carolina. The sale was completed in August 2002 and was accounted for as a discontinued operation under Statement of Financial Accounting
Standards ("SFAS") No. 144. Accordingly, amounts in the financial statements (and described below) for all periods presented have been reclassified to reflect SFAS No. 144 treatment.

    During the third quarter of 2002, we modified our strategic vision and realigned our business into the following three reportable operating segments:
(1) Managed Vision, (2) Consumer Vision, and (3) Distribution & Technology.

    Our Managed Vision Division contracts with insurers, managed care plans and other third party payers to manage claims payment administration of eye health benefits for those contracting parties. Our Consumer Vision Division sells retail optical products to consumers and operates integrated eye health centers and surgical facilities in Connecticut where comprehensive eye care services are provided to patients. The Distribution and Technology segment provides products and services to eye care professionals (ophthalmologists, optometrists and opticians) through (i) Wise Optical, a distributor of contact and ophthalmic lenses and other eye care accessories and supplies; (ii) a Buying Group program, which provides group purchasing arrangements for optical and ophthalmic goods and supplies and (iii) CC Systems, which provides systems and software solutions to eye care professionals.

    In addition to these divisions, we receive income from other non-core operations and transactions, including our health service organization ("HSO") operation which receives fee income for providing certain support services to individual ophthalmology and optometry practices. While we continue to provide the services under existing contracts to these practices, we are in the process of generally disengaging from a number of these operations.

    As a result of the sale of our retail optometry division in North Carolina and the realignment of our business into these three reportable operating segments, historical amounts previously reported have been restated to reflect discontinued operations treatment and to conform to our current operating segment presentation.


RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

    Managed Vision revenue. Managed Vision revenue represents fees received under our managed care contracts. Managed Vision revenue decreased to $7.4 million for the three months ended March 31, 2003, from $7.5 million for the three months ended March 31, 2002, a decrease of $0.1 million or 1.4%. The net decrease in managed vision revenue was primarily due to the non-renewal of a contract, partially offset by growth in existing contracts.

    Product sales revenue. Product sales include the retail sale of optical products in our Consumer Vision segment, the sale of optical products through our Buying Group and, effective February 2003, the sale of contact and ophthalmic lenses through Wise Optical. Product sales revenue increased to $17.7 million for the three months ended March 31, 2003, from $10.8 million for the three months ended March 31, 2002, an increase of $6.9 million or 64.6%. This increase is primarily due to our acquisition of Wise Optical on February 7, 2003, which generated product sales revenue of $9.3 million. This increase in revenue is partially offset by a $2.4 million decrease in Buying Group revenue, due to a decrease in sales volume and consolidation in the eye care industry whereby smaller independent eye care businesses are being replaced by larger eye care chains that purchase directly from vendors. We expect this shift to continue and potentially further reduce the Buying Group's market share and revenue, however, we do not expect this trend to have a material impact on our overall profitability.

    Other services revenue. Other services revenue includes revenue earned from providing eye care services in our Consumer Vision segment, software services in our Distribution & Technology segment and HSO services. Other services revenue was unchanged at $5.0 million for the three months ended March 31, 2003 and 2002. While total other services revenue remained unchanged, Consumer Vision services revenue increased $0.2 million and software services revenue increased $0.1 million for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Such increases were offset by a $0.3 million decrease in HSO revenue for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The $0.2 million increase in Consumer Vision services was due to increased services volume in the optometry and surgical areas. The $0.1 million increase in software services revenue was primarily due to an increase in sales volume. Our revenue stream from fees collected under our HSO agreements has been decreasing due to disputes with certain physician practices, which are parties to these agreements. We are in litigation with several of these practices and intend to continue to pursue settlement of these matters in the future.

    Other income. Other income for the three months ended March 31, 2003 of $1.8 million represents non-recurring settlements on HSO contracts.

     Medical claims expense. Medical claims expense decreased to $5.7 million for the three months ended March 31, 2003, from $5.9 million for the three months ended March 31, 2002, a decrease of $0.2 million. The medical claims expense loss ratio (MLR) representing medical claims expense as a percentage of Managed Vision revenue improved to 77.5% in 2003, from 78.5% in 2002.

    Cost of product sales. Cost of product sales increased to $13.9 million for the three months ended March 31, 2003, from $8.6 million for the three months ended March 31, 2002, an increase of $5.3 million or 60.8%. Of this increase, $7.7 million is due to an increase in sales volume due to the acquisition of Wise Optical in February 2003. The remaining decrease of $2.4 million is primarily due to a decrease in sales volume generated by our Buying Group.

    Cost of services. Cost of services remained unchanged at approximately $2.1 million for the three months ended March 31, 2003 and 2002.

    Selling, general and administrative expenses. Selling, general and administrative expenses increased to $8.8 million for the three months ended March 31, 2003, from $6.1 million for the three months ended March 31, 2002, an increase of $2.7 million or 43.4%. Of this increase, approximately $2.0 million represents operating expenses of Wise Optical and the remaining $0.7 million primarily represents increased compensation and professional fees.

    Gain on extinguishment of debt. The $8.8 million gain on extinguishment of debt for the three months ended March 31, 2002 was the result of our capital restructuring in January 2002. The gain is comprised of approximately $10.0 million of forgiveness of principal and interest by Bank Austria, our former senior secured lender, and was partially offset by the write-off of $1.2 million of related unamortized deferred financing fees and debt discount.

    Income tax expense. We recorded an income tax expense of $0.1 million for the three months ended March 31, 2003, representing tax expense on income from continuing operations at an effective rate of 40%. The tax expense for the three months ended March 31, 2002 of $3.2 million was comprised of tax expense of $3.5 million related to the gain on extinguishment of debt, which was partially offset by $0.3 million tax benefit on the loss from continuing operations during that period.

    Income from discontinued operations. Income from discontinued operations represents the operating results of the retail optical and optometry practice locations that we operated in North Carolina, which we sold in August 2002. Income from the discontinued operation was $0.2 million, net of tax, for the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

    Our primary sources of liquidity are cash flows generated from operations and borrowings under our credit facility. Our principal uses of liquidity are to provide working capital, meet debt service requirements and finance capital expenditures. We believe that our cash flow from operations, borrowings under our credit facility, and operating and capital lease financing will provide us with sufficient funds to finance our operations for the next 12 months. If, however, additional funds are needed, we may attempt to raise such funds through the issuance of equity or convertible debt securities. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and our stockholders may experience dilution of their interest in us. If additional funds are needed and are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to competitive pressures may be significantly limited.

    On February 7, 2003, in connection with our acquisition of the assets of Wise Optical Vision Group, Inc., our revolving credit note with CapitalSource was increased from $10 million to $15 million.

    In February 2003, we received approval from the South Carolina Department of Insurance to operate a captive insurance company domiciled in South Carolina. We obtained $0.6 million in letters of credit to capitalize a new wholly owned subsidiary, OptiCare Vision Insurance Company, Inc., to operate as the captive insurance company, as part of our Managed Vision Division's entrance into the "direct-to-employer" market. These letters of credit are collateralized by $0.6 million of restricted certificates of deposits.

    As of March 31, 2003, we had cash and cash equivalents of approximately $3.9 million, $2.0 million of borrowings outstanding under our term loan with CapitalSource, and $8.9 million of advances outstanding under our revolving credit facility with CapitalSource. As of March 31, 2003, we had approximately $1.0 million of additional availability under our revolving credit facility. (Although we may borrow up to $15 million under the revolving credit facility, availability is based on the value of the collateral underlying the facility at any given time and on the amount outstanding under the facility at such time.)

    On May 12, 2003, Palisade Concentrated Equity Partnership, L.P. our majority shareholder, and Linda Yimoyines, wife of Dean J. Yimoyines, M.D., our Chairman of the Board and Chief Executive Officer, each exchanged the entire amount of principal and interest due to them under our senior subordinated secured notes payable, totaling an aggregate of $16.2 million, for 406,158 shares of Series C Preferred Stock, par value $0.001 per share (the "Series C Preferred Stock"). Such $16.2 million in aggregate principal and interest was exchanged at a rate equal to $0.80 per share, the agreed upon value of our common stock on May 12, 2003, divided by 50 (or $40.00 per share). Each share of Series C Preferred Stock will be convertible into 50 shares of common stock, upon approval by our stockholders at our annual meeting to be held on May 19, 2003 of an amendment to our certificate of incorporation that provides us with a sufficient number of shares to effect such conversion. The Series C Preferred Stock has the same dividend rights, on an as converted basis, as our common stock and an aggregate liquidation preference of $16.2 million.


Cash Flows

    Net cash provided by operating activities was $0.6 million for the three months ended March 31, 2003 and 2002. Net cash provided by operating activities of $0.6 million in 2003 primarily consisted of $1.1 million of income, after adding back non-cash charges of $0.9 million, and a $0.9 million increase in accounts payable and accrued expenses, which was partially offset by a $1.5 million increase in inventory. Net cash provided by operating activities for the three months ended March 31, 2002 of $0.6 million was primarily driven by cash provided by discontinued operations.

    Net cash used in investing activities was $6.4 million for the three months ended March 31, 2003 and was primarily due to the acquisition of the net assets of Wise Optical of $5.9 million (excluding cash) and the deposit of $0.6 million into restricted certificates of deposit used to secure letters of credit in connection with the approval to operate a captive insurance company domiciled in South Carolina in February 2003. Net cash used in investing activities of $1.5 million for the three months ended March 31, 2002 was primarily due to a $1.4 million payment to reacquire certain notes receivable and contractual rights as part of our capital restructuring in January 2002.

    Net cash provided by financing activities was $6.6 million for the three months ended March 31, 2003 compared to $1.3 million for the three months ended March 31, 2002. Net cash provided by financing activities of $6.6 million for the three months ended March 31, 2003 included a $7.4 million increase in our revolving credit facility, which was primarily used to finance our purchase of the net assets of Wise Optical. This $7.4 million increase was partially offset by $0.7 million in principal payments on debt and $0.1 million in financing fees related to the increase in our credit facility. Net cash provided by financing activities of $1.3 million for the three months ended March 31, 2002 consisted of approximately $27.5 million from the issuance of debt and preferred stock, which was partially offset by $24.2 million of principal payments on long-term debt (primarily related to our capital restructuring in January 2002), a $0.5 million net decrease in our revolving credit facility and $1.5 million in financing costs.


The CapitalSource Loan and Security Agreement

    The term loan and credit facility with CapitalSource are subject to a Loan and Security Agreement. The Loan and Security Agreement contains certain restrictions on the conduct of our business, including, among other things, restrictions on incurring debt, purchasing or investing in the securities of, or acquiring any other interest in, all or substantially all of the assets of any person or joint venture, declaring or paying any cash dividends or making any other payment or distribution on our capital stock, and creating or suffering liens on our assets. We are required to maintain certain financial covenants, including a minimum fixed charge ratio and to maintain a minimum net worth. As of March 31, 2003, we believe we are in compliance with the covenants.

    Our subsidiaries guarantee payments and other obligations under the credit facility and we (including certain subsidiaries) have granted a first-priority security interest in substantially all our assets to CapitalSource. We also pledged the capital stock of certain of our subsidiaries to CapitalSource.

    Upon the occurrence of certain events or conditions described in the Loan and Security Agreement (subject to grace periods in certain cases), the entire outstanding balance of principal and interest would become immediately due and payable.


The Palisade and Yimoyines Senior Subordinated Secured Loans

    In January 2002, Palisade Concentrated Equity Partnership, L.P. and Linda Yimoyines, wife of Dean Yimoyines, our Chairman and Chief Executive Officer made subordinated secured loans to us in the amount of $13.9 million and $0.1 million, respectively. As noted above and in Note 11 to the condensed consolidated financial statements, on May 12, 2003, we issued 406,158 shares of Series C Preferred Stock in exchange for these senior subordinated secured notes.

    Prior to their cancellation, the subordinated secured loans from Palisade and Ms. Yimoyines were evidenced by senior subordinated secured notes that ranked pari passu with each other. The notes were subordinate to our indebtedness to CapitalSource and were secured by second-priority security interests in substantially all of our assets.

    Principal was due to be paid on January 25, 2012 and interest was payable quarterly at the rate of 11.5%. In the first and second years, we had the right to defer 100% and 50%, respectively, of interest to maturity by increasing the principal amount of the note by the amount of interest so deferred. In the third through tenth years, the holders of the notes had the right to require us to defer interest to maturity by increasing the principal amount of the note by the amount of interest so deferred. As of March 31, 2003 the aggregate balance due under the subordinated loans was $16.0 million, which includes deferred interest of $2.0 million.

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

    Upon the occurrence of certain events or conditions described in the notes (subject to grace periods in certain cases), the entire outstanding balance of principal and interest would have become immediately due and payable.

The Series B Preferred Stock

    As of March 31, 2003, we had 3,204,959 shares of Series B Preferred Stock issued and outstanding. Subject to the senior liquidation preference of the Series C Preferred Stock described below, the Series B Preferred Stock ranks senior to all other currently issued and outstanding classes or series of our stock with respect to dividends, redemption rights and rights on liquidation, winding up, corporate reorganization and dissolution. Each share of Series B Preferred Stock is convertible into a number of shares of common stock equal to such share's current liquidation value, divided by a conversion price of $0.14, subject to adjustment for dilutive issuances. The number of shares of common stock into which each share of Series B Preferred Stock is convertible will increase over time because the liquidation value of the Series B Preferred Stock, which was $1.61 per share as of March 31, 2003, increases at a rate of 12.5% per year, compounded annually.

    After payment of the liquidation preference on the Series C Preferred Stock, if our assets are insufficient to pay the full amount payable to the holders of the Series B Preferred Stock with respect to dividends, redemption rights or liquidation preferences, then such holders will share ratably in the distribution of assets.


The Series C Preferred Stock

    As noted above and in Note 11 to the condensed consolidated financial statements, on May 12, 2003, we issued 406,158 shares of Series C Preferred Stock in exchange for $16.2 million of senior subordinated secured notes payable. Such $16.2 million in aggregate principle and interest was exchanged at a rate equal to $.80 per share, the agreed upon value of our common stock on May 12, 2003, divided by 50 (or $40.00 per share). The Series C Preferred Stock has an aggregate liquidation preference of $16.2 million and ranks senior to all other currently issued and outstanding classes or series of our stock with respect to liquidation rights. Each share of Series C Preferred Stock will be convertible into 50 shares of common stock, upon approval by our stockholders at our annual meeting to be held on May 19, 2003 of an amendment to our certificate of incorporation that provides us with a sufficient number of shares to effect such conversion. The Series C Preferred Stock has the same dividend rights, on an as converted basis, as our common stock.


RECENT ACCOUNTING CHANGES

    Effective January 1, 2003 we adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting For Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of this statement did not have a material impact on our financial position or results of operations.

    Effective January 1, 2003 we adopted SFAS No. 145, "Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections". SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No.13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No.145 related to classification of debt extinguishment are effective for fiscal years beginning after May 15, 2002. As a result of our adoption of SFAS No. 145, we reclassified our previously reported gain from extinguishment of debt of $8.8 million and related income tax expense of $3.5 million in 2002 from an extraordinary item to continuing operations.

    Effective January 1, 2003 we adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" and nullified EITF Issue No. 94-3. SFAS No.146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No 94-3 had recognized the liability at the commitment date of an exit plan. There was no effect on our financial statements as a result of such adoption.

    In November 2002, FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued. The interpretation provides guidance on the guarantor's accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. We adopted the disclosure requirements of the interpretation as of December 31, 2002. Effective January 1, 2003, additional provisions of FIN No. 45 became effective and were adopted by us. The accounting guidelines are applicable to guarantees issued after December 31, 2002 and require that we record a liability for the fair value of such guarantees in the balance sheet. The adoption of FIN No. 45 did not have a material impact on its financial position or results of operations.

    In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of Statement of Financial Accounting Standard No. 123." This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 and Accounting Principles Board Opinion ("APB") No. 28, "Interim Financial Reporting," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We elected to adopt the disclosure only provisions of SFAS No. 148 and will continue to follow APB Opinion No. 25 and related interpretations in accounting for the stock options granted to its employees and directors. Accordingly, employee and director compensation expense is recognized only for those options whose price is less than fair market value at the measurement date. For disclosure regarding stock options had compensation cost been determined in accordance with SFAS No. 123, see Note 2 to the condensed consolidated financial statements.

    In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. The consolidation provisions of this interpretation are required immediately for all variable interest entities created after January 31, 2003, and our adoption of these provisions did not have a material effect on our financial position or results of operations. For variable interest entities in existence prior to January 31, 2003, the consolidation provisions of FIN 46 are effective July 1, 2003 and are not expected to have a material effect on our financial position or results of operations.


IMPACT OF REIMBURSEMENT RATES

    Our revenue is subject to pre-determined Medicare reimbursement rates which, for certain products and services, have decreased over the past three years. A decrease in Medicare reimbursement rates could have an adverse effect on our results of operations if we cannot manage these reductions through increases in revenues or decreases in operating costs. To some degree, prices for health care are driven by Medicare reimbursement rates, so that our non-Medicare business is also affected by changes in Medicare reimbursement rates.


FORWARD-LOOKING INFORMATION AND RISK FACTORS

    The statements in this Form 10-Q and elsewhere (such as in other filings by the company with the Securities and Exchange Commission, press releases, presentations by the company or its management and oral statements) that relate to matters that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1934. When used in this document and elsewhere, words such as "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may," "predict" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements include those relating to:

        o The expectation that the consolidation in the eye care industry will continue and could further reduce our Buying Group's market share and revenue, and that we do not expect this trend to have a material impact on our overall profitability;

        o Our belief that cash from operations, borrowings under our credit facility, and operating and capital lease financings will provide sufficient funds to finance operations for at least the next 12 months.

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

        o The fact that certain parties are challenging the validity of and/or our compliance with HSO contracts and have ceased or may cease making payments under such contracts;

        o Failure to timely and effectively integrate our acquisition of Wise Optical;

        o Failure to effectively compete in the marketplace with other distributors, including an entity created by the former owner of Wise Optical; and

        o Other risks and uncertainties discussed elsewhere in this Form 10-Q and detailed from time to time in our periodic earnings releases and reports filed with the Securities and Exchange Commission.

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

    We do not expect changes in interest rates to have a material effect on income or cash flows in the year 2003, although there can be no assurances that interest rates will not significantly change. A 10% change in the interest rate payable by us on our variable rate debt would have increased or decreased the three-month interest expense by approximately $20,000, assuming that our borrowing level is unchanged. We did not use derivative instruments to adjust our interest rate risk profile during the three months ended March 31, 2003.


ITEM 4: CONTROLS AND PROCEDURES

    During the 90-day period prior to the filing date of this report, management, including the company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures. Based upon, and as of the date of, that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were adequate and effective, in all material respects, to ensure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required.

    There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

HEALTH SERVICE ORGANIZATION LAWSUITS

    In re PrimeVision Health, Inc. Contract Litigation, MDL 1466 ("MDL 1466"). On April 11, 2003, the Judicial Panel on Multidistrict Litigation denied the below listed defendants' motions to vacate the Judicial Panel's order to conditionally transfer the actions to the Western District of Kentucky and ordered the three actions listed below transferred to the Western District of Kentucky for inclusion in the coordinated or consolidated pretrial proceedings occurring there.

    1. PrimeVision Health, Inc. v. The Brinkenhoff Medical Center, Inc., Michael Brinkenhoff, filed in the United States District Court for the Central District of California;

    2. PrimeVision Health, Inc. v. Robert M. Thomas, Jr., M.D., a medical corporation, Robert M. Thomas, Jr., M.D., filed in the United States District Court for the Southern District of California;

    3. PrimeVision Health, Inc. v. The Milne Eye Medical Center, P.C. and Milton
J. Milne, M.D., filed in the United States District Court for the District of Maryland;


OTHER LITIGATION

    OptiVest, LLC v. OptiCare Health Systems, Inc., OptiCare Eye Health Centers, Inc. and Dean Yimoyines, filed in the Superior Court, Judicial District of Waterbury, Connecticut on January 14, 2002. The parties agreed to non-binding mediation, which began in April 2003 and will continue at a later date to be agreed by the parties. At the mediation, OptiVest, LLC agreed to withdraw its lawsuit and continue to attempt to resolve this matter through non-binding mediation. Further, if non-binding mediation does not result in a resolution of this matter, the parties have agreed to submit it to binding arbitration.

THREATENED LITIGATION

    As previously reported, in the fourth quarter of 2002, we received notice from an attorney representing a physician employed by our professional affiliate regarding a possible employment claim and expressing disagreement with the computation of physicians' salaries in the professional affiliate, alleged mismanagement of our company and/or the professional affiliate, possible conflicts of interests and unlawful practice and/or compensation issues. In April 2003 the parties proceeded with non-binding mediation and resolved this matter.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

      On January 27, 2003, options to purchase 150,000 shares of common stock of the Company were exercised by a director of the company at an aggregate price of $30,000.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    a.  Exhibits

        The following Exhibits are filed as part of this Quarterly Report on Form 10-Q:

       EXHIBIT       DESCRIPTION
       -------       -----------
        99.1         Certification pursuant to Section 906 of the Sarbanes-Oxley
                     Act of 2002

    b.  Reports on Form 8-K filed in the period covered by this report:

        The Company filed a Current Report on Form 8-K, on February 10, 2003, which was amended by the filing of a Form 8-K/A on April 23, 2003, relating to the Company's purchase on February 7, 2003 of substantially all of the assets and certain liabilities of Wise Optical Vision Group, Inc.

        The Company filed a Current Report on Form 8-K on March 18, 2003 to furnish the written statement of the Company's principal executive officer and principal financial officer required by Section 906 of the Sarbanes-Oxley Act of 2002 in connection with the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be filed on its behalf by the undersigned, hereunto duly authorized.


Date: May 14, 2003                OPTICARE HEALTH SYSTEMS, INC.



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



                                            /s/ Dean J. Yimoyines
                                            ------------------------------------
                                            Dean J. Yimoyines, M.D.
                                            Chairman and Chief Executive Officer

Date: May 14, 2003

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

Date: May 14, 2003