Form 10-Q
period 2003-06-30
OPTICARE HEALTH SYSTEMS INC
filed 2003-08-12
CIK 311046

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

[X] Yes [ ]No


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
[ ] Yes [X]No


     The number of shares outstanding of the registrant's Common Stock, par value $.001 per share, at July 31, 2003 was 30,148,277 shares.

                               INDEX TO FORM 10-Q

                                                                        Page No.
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Condensed Consolidated Balance Sheets at June 30, 2003
            (unaudited) and December 31, 2002                                3

          Condensed Consolidated Statements of Operations for the
            three and six months ended June 30, 2003 and 2002 (unaudited)    4

          Condensed Consolidated Statements of Cash Flows for the
            six months ended June 30, 2003 and 2002 (unaudited)              5

          Notes to Condensed Consolidated Financial Statements               6

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            14

     Item 3. Quantitative and Qualitative Disclosures about Market Risk     22

     Item 4. Controls and Procedures                                        23

PART II. OTHER INFORMATION

     Item 2. Changes in Securities and Use of Proceeds                      23

     Item 4. Submission of Matters to a Vote of Security Holders            23

     Item 6. Exhibits and Reports on Form 8-K                               24

SIGNATURE                                                                   25

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                   JUNE 30,           DECEMBER 31,
                                                                                     2003                 2002
                                                                                ----------------    -----------------
                                                                                  (Unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                            $ 3,881               $3,086
   Accounts receivable, net                                                              11,177                5,273
   Inventories                                                                            6,535                2,000
   Deferred income taxes, current                                                         1,660                1,660
   Other current assets                                                                     848                  885
                                                                                ----------------    -----------------
       TOTAL CURRENT ASSETS                                                              24,101               12,904
Property and equipment, net                                                               5,609                3,337
Intangible assets, net                                                                    1,265                1,353
Goodwill, net                                                                            20,834               20,516
Deferred income taxes, non-current                                                        3,320                3,140
Other assets                                                                              3,133                3,855
                                                                                ----------------    -----------------
        TOTAL ASSETS                                                                   $ 58,262             $ 45,105
                                                                                ================    =================


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                     $ 8,171              $ 2,902
   Accrued expenses                                                                       5,396                5,255
   Current portion of long-term debt                                                      2,061                1,266
   Other current liabilities                                                              1,361                1,245
                                                                                ----------------    -----------------
        TOTAL CURRENT LIABILITIES                                                        16,989               10,668
                                                                                ----------------    -----------------

Long-term debt--related party                                                                 -               15,588
Other long-term debt, less current portion                                               10,388                2,564
Other liabilities                                                                           550                  615
                                                                                ----------------    -----------------
       TOTAL NON-CURRENT LIABILITIES                                                     10,938               18,767
                                                                                ----------------    -----------------


Series B 12.5% voting, mandatorily redeemable, convertible preferred stock--related party ($5,317 aggregate liquidation preference); 5,000,000 shares authorized (with Series C preferred stock); 3,204,959 shares issued
   and outstanding.                                                                       5,317                5,018
                                                                                ----------------    -----------------

STOCKHOLDERS' EQUITY:
Series C preferred stock, $0.001 par value ($16,190 aggregate liquidation preference); 406,158 shares issued and outstanding at June 30, 2003;
    No shares authorized, issued or outstanding at December 31, 2002                          1                    -
Common stock, $0.001 par value; 150,000,000 shares authorized;
   30,148,277 and 28,913,990 shares outstanding at June 30, 2003 and
    December 31, 2002, respectively.                                                         30                   29
Additional paid-in-capital                                                               79,966               63,589
Accumulated deficit                                                                    (54,979)              (52,966)
                                                                                ----------------    -----------------
         TOTAL STOCKHOLDERS' EQUITY                                                      25,018               10,652
                                                                                ----------------    -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $ 58,262             $ 45,105
                                                                                ================    =================


See notes to condensed consolidated financial statements.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                 THREE MONTHS                     SIX MONTHS
                                                                ENDED JUNE 30,                  ENDED JUNE 30,
                                                          ---------------------------     ----------------------------
                                                             2003            2002            2003            2002
                                                          ------------    -----------     ------------    ------------
NET REVENUES:
  Managed vision                                              $ 7,480        $ 7,241         $ 14,888        $ 14,753
  Product sales                                                19,131         10,867           36,853          21,633
  Other services                                                5,756          5,292           10,784          10,304
  Other income                                                    530            646            2,368             646
                                                          ------------    -----------     ------------    ------------

   Total net revenues                                          32,897         24,046           64,893          47,336
                                                          ------------    -----------     ------------    ------------

OPERATING EXPENSES:
   Medical claims expense                                       5,513          5,901           11,257          11,798
   Cost of product sales                                       14,574          8,522           28,475          17,166
   Cost of services                                             2,326          2,145            4,452           4,283
   Selling, general and administrative                          9,930          6,342           18,738          12,485
   Depreciation                                                   371            465              726             939
   Amortization                                                    44             45               88              89
   Interest                                                       645            834            1,396           1,531
                                                          ------------    -----------     ------------    ------------

        Total operating expenses                               33,403         24,254           65,132          48,291
                                                          ------------    -----------     ------------    ------------

Gain (loss) from early extinguishment of debt                 (1,847)              -          (1,847)           8,789
                                                          ------------    -----------     ------------    ------------
Income (loss) from continuing operations before
   income taxes                                               (2,353)          (208)          (2,086)           7,834
Income tax expense (benefit)                                    (180)           (83)             (73)           3,093
                                                          ------------    -----------     ------------    ------------
Income (loss) from continuing operations                      (2,173)          (125)          (2,013)           4,741

Income (loss) from discontinued operations, net of tax              -            (5)                -             184
Loss on disposal of discontinued operations                         -        (3,940)                -         (3,940)
                                                          ------------    -----------     ------------    ------------
Net income (loss)                                           $ (2,173)        (4,070)          (2,013)             985

Preferred stock dividends                                       (160)          (142)            (300)           (245)
                                                          ------------    -----------     ------------    ------------
Net income (loss) available to common stockholders          $ (2,333)      $ (4,212)        $ (2,313)           $ 740
                                                          ============    ===========     ============    ============

EARNINGS (LOSS) PER SHARE:
Income (loss) per common share from continuing
operations:
  Basic                                                      $ (0.08)       $ (0.02)         $ (0.08)          $ 0.35
  Diluted                                                    $ (0.08)       $ (0.02)         $ (0.08)          $ 0.10
Income (loss) per common share from discontinued operations:
  Basic                                                             -       $ (0.31)                -        $ (0.29)
  Diluted                                                           -       $ (0.31)                -        $ (0.08)
Net income (loss) per common share:
  Basic                                                      $ (0.08)       $ (0.33)         $ (0.08)          $ 0.06
  Diluted                                                    $ (0.08)       $ (0.33)         $ (0.08)          $ 0.02

See notes to condensed consolidated financial statements.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                   FOR THE SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                            --------------------------------------
                                                                                 2003                    2002
                                                                            --------------          --------------
OPERATING ACTIVITIES:
   Net income (loss)                                                        $       (2,013)         $          985
   Plus loss from discontinued operations                                             --                     3,756
                                                                            --------------          --------------
   Income (loss) from continuing operations                                         (2,013)                  4,741
   Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
   Depreciation                                                                        726                     939
   Amortization                                                                         88                      89
   Non-cash interest expense                                                           855                     908
   Non-cash settlement income                                                         (530)                   --
   Non-cash (loss) gain on early extinguishment of debt                              1,847                  (8,789)
   Deferred taxes                                                                     (180)                  3,300
   Changes in operating assets and liabilities:
       Accounts receivable                                                             579                     186
       Inventory                                                                     1,197                    (387)
       Other assets                                                                    (51)                     21
       Accounts payable and accrued expenses                                        (3,046)                 (1,784)
       Other liabilities                                                                19                    (228)
    Cash provided by discontinued operations                                          --                       809
                                                                            --------------          --------------
Net cash used in operating activities                                                 (509)                   (195)

INVESTING ACTIVITIES:
    Cash received on notes receivable                                                   75                    --
    Refunds of deposits                                                                775                    --
    Purchase of assets from acquisition, excluding cash                             (6,192)                   --
    Purchase of restricted certificates of deposit                                    (600)                   --
    Purchase of fixed assets                                                          (582)                   (244)
    Purchase of notes receivable                                                      --                    (1,350)
                                                                            --------------          --------------
Net cash used in investing activities                                               (6,524)                 (1,594)
                                                                            --------------          --------------

FINANCING ACTIVITIES:
    Net increase in revolving credit facility                                        8,777                     617
    Principal payments on long-term debt                                              (798)                (24,322)
    Principal payments on capital lease obligations                                    (28)                    (36)
    Proceeds from issuance of common stock                                              86                    --
    Payment of financing costs                                                        (209)                 (1,445)
    Proceeds from long-term debt                                                      --                    23,474
    Proceeds from issuance of preferred stock                                         --                     4,000
                                                                            --------------          --------------
Net cash provided by financing activities                                            7,828                   2,288
                                                                            --------------          --------------

Increase in cash and cash equivalents                                                  795                     499
Cash and cash equivalents at beginning of period                                     3,086                   2,536
                                                                            --------------          --------------
Cash and cash equivalents at end of period                                  $        3,881          $        3,035
                                                                            ==============          ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                                      $          508          $          476
Cash paid for income taxes                                                              76                    --

See notes to condensed consolidated financial statements.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                    (Amounts in thousands except share data)


1. BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements of OptiCare Health Systems, Inc., a Delaware corporation, and its subsidiaries (collectively the "Company") for the three and six months ended June 30, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934 and are unaudited. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of December 31, 2002 was derived from the Company's audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

     Had compensation cost for the Company's stock option plans been determined in accordance with SFAS No. 123, the Company's reported net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts indicated below:


                                                            THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                 JUNE 30,                       JUNE 30,
                                                        ---------------------------    ----------------------------
                                                           2003            2002           2003            2002
                                                        ------------    -----------    -----------     ------------
Net income (loss) as reported                             $ (2,173)      $ (4,070)      $ (2,013)            $985
Less: Total stock-based employee compensation
      expense determined under Black-Scholes
      option pricing model, net of related tax effects        (114)          (185)          (222)            (260)
                                                        ------------    -----------    -----------     ------------
Pro forma net income (loss)                               $ (2,287)      $ (4,255)      $ (2,235)            $725
                                                        ============    ===========    ===========     ============

Earnings (loss) per share - As reported(1):
    Basic                                                  $ (0.08)       $ (0.33)       $ (0.08)          $ 0.06
    Diluted                                                $ (0.08)       $ (0.33)       $ (0.08)          $ 0.02
Earnings (loss) per share - Pro forma(1):
    Basic                                                  $ (0.08)       $ (0.34)       $ (0.09)          $ 0.04
    Diluted                                                $ (0.08)       $ (0.34)       $ (0.09)          $ 0.01

(1) Includes effect of preferred stock dividends.

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

    In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments. This statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

    In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Most of the guidance in SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS No. 150 is not expected to have a material impact on the Company's financial position or results of operations.

3.  ACQUISITION OF WISE OPTICAL VISION GROUP, INC.

    On February 7, 2003, the Company acquired substantially all of the assets and certain liabilities of the contact lens distribution business of Wise Optical Vision Group, Inc. ("Wise Optical"), a New York corporation. The Company acquired Wise Optical to become a leading optical product distributor. The aggregate purchase price of $7,949 consisted of approximately $7,290 of cash, 750,000 shares of the Company's common stock with an estimated fair market value of $330, and transaction costs of approximately $329. Funds for the acquisition were obtained via the Company's revolving credit note with CapitalSource, which was increased from $10 million to $15 million in connection with the acquisition of Wise Optical.

    The aggregate purchase price of $7,949 has been allocated to the estimated fair value of the assets acquired and liabilities assumed with the excess identified as goodwill. Fair values were based on valuations and other studies. The goodwill resulting from this transaction, of $318, was assigned to the Company's Distribution and Technology operating segment and is expected to be deductible for tax purposes. The results of operations of Wise Optical are included in the consolidated financial statements from February 1, 2003, the deemed effective date of the acquisition for accounting purposes.

    The following table sets forth the allocation of purchase price consideration to the assets acquired and liabilities assumed at the date of acquisition.

                        (Unaudited)
       Assets:
         Cash and cash equivalents                          $ 1,427
         Accounts receivable                                  6,626
         Inventory                                            5,732
         Property and equipment, net                          2,416
         Other assets                                           148
         Goodwill                                               318
                                                      --------------
       Total assets                                         $16,667
                                                      ==============

       Liabilities:
         Accounts payable and accrued expenses              $ 8,657
         Other liabilities                                       61
                                                      --------------
       Total liabilities                                    $ 8,718
                                                      ==============


    The following is a summary of the unaudited pro forma results of operations of the Company as if the Wise Acquisition had closed effective January 1, of the respective periods below:


                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                               JUNE 30,                         JUNE 30,
                                                      ----------------------------    -----------------------------
                                                         2003            2002            2003            2002
                                                      -----------     ------------    -----------    --------------
Net Revenues                                            $32,897          $40,795        $71,571            $80,605
Income (loss) from continuing operations                 (2,173)            (206)        (1,866)             4,660
Net income (loss)                                        (2,173)          (4,151)        (1,866)               704
Income (loss)  per common share from continuing
operations (1):
     Basic                                              $ (0.08)         $ (0.03)       $ (0.07)            $ 0.31
     Diluted                                            $ (0.08)         $ (0.03)       $ (0.07)            $ 0.09

Net income (loss) per common share available to
   common stockholders (1):
     Basic                                              $ (0.08)         $ (0.31)       $ (0.07)            $ 0.03
     Diluted                                            $ (0.08)         $ (0.31)       $ (0.07)            $ 0.01

     (1) Includes effect of preferred stock dividends.

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

     Operating results of the discontinued operations for the three and six months ended June 30, 2002 are as follows:


                                                                 Three             Six
                                                                 Months           Months
                                                                 Ended             Ended
                                                                June 30,          June 30,
                                                                 2002              2002
                                                               -----------     -------------
         External revenue                                        $  6,996          $14,405
                                                               ===========     =============

         Intercompany revenue                                    $  2,100          $ 4,297
                                                               ===========     =============

         Income (loss) from discontinued operations before taxes $    (8)          $   306
         Income tax expense (benefit)                                 (3)              122
                                                               -----------     -------------
         Income (loss) from discontinued operations                   (5)              184
         Loss on disposal of discontinued operations              (3,940)           (3,940)
                                                               -----------     -------------
         Total loss from discontinued operations                 $(3,945)          $(3,756)
                                                               ===========     =============

         Loss per share from discontinued operations:
           Basic                                                 $ (0.31)          $ (0.29)
           Diluted                                               $ (0.31)          $ (0.08)

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

    Summarized financial information, by segment, for the three and six months ended June 30, 2003 and 2002 is as follows:


                                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                                          JUNE 30,                       JUNE 30,
                                                ----------------------------    ---------------------------
                                                   2003             2002           2003            2002
                                                ------------     -----------    ------------    -----------
REVENUES:
     Managed vision                                $ 7,480          $ 7,241       $ 14,888        $ 14,753
     Consumer vision                                 7,796            7,515         15,102          14,480
     Distribution and technology                    18,356            9,815         34,776          19,667
                                                ------------     -----------    ------------    -----------
        Reportable segment totals                   33,632           24,571         64,766          48,900
     All other                                         573              878          2,434           1,180
     Elimination of inter-segment revenues          (1,308)          (1,403)        (2,307)         (2,744)
                                                ------------     -----------    ------------    -----------

       Total net revenue                          $ 32,897         $ 24,046       $ 64,893        $ 47,336
                                                ============     ===========    ============    ===========

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE TAX:
     Managed vision                                  $ 643            $ 298         $1,069           $ 850
     Consumer vision                                   797              501          1,362             743
     Distribution and technology                      (731)             328         (1,001)            487
                                                ------------     -----------    ------------    -----------
        Reportable segment totals                      709            1,127          1,430           2,080
     All other                                         335              789          2,012             979
     Gain (loss) from extinguishment of debt        (1,847)               -         (1,847)          8,789
     Depreciation                                     (371)            (465)          (726)           (939)
     Amortization                                      (44)             (45)           (88)            (89)
     Interest expense                                 (645)            (834)        (1,396)         (1,531)
     Corporate                                        (490)            (780)        (1,471)         (1,455)
                                                ------------     -----------    ------------    -----------
         Income (loss) from continuing
         operations  before tax                  $  (2,353)          $ (208)      $ (2,086)        $ 7,834
                                                ============     ===========    ============    ===========

     Total assets by reportable operating segment as of June 30, 2003 were as follows: Managed Vision $15,620, Consumer Vision $11,040 and Distribution and Technology $20,290.

6.  INTANGIBLE ASSETS

     Intangible assets subject to amortization are comprised of the following:



                                            JUNE 30, 2003                      DECEMBER 31, 2002
                                  ----------------------------------    ---------------------------------
                                       GROSS         ACCUMULATED             GROSS         ACCUMULATED
                                      AMOUNT         AMORTIZATION           AMOUNT        AMORTIZATION
                                  ---------------- -----------------    ---------------- ----------------
       Service Agreement                  $ 1,658            $(424)             $ 1,658          $ (368)
       Non-compete agreements                 265             (234)                 265            (202)
                                  ---------------- -----------------    ---------------- ----------------
           Total                          $ 1,923           $ (658)             $ 1,923          $ (570)
                                  ================ =================    ================ ================


    Amortization expense for the three months ended June 30, 2003 and 2002 was $44 and $45, respectively and for the six months ended June 30, 2003 and 2002 was $88 and $89, respectively. Estimated annual amortization expense is expected to be $174 in 2003 and $111 for each of the years 2004 through 2007.

7.  LONG-TERM DEBT

    On May 12, 2003, Palisade Concentrated Equity Partnership L.P., the Company's majority shareholder, and Linda Yimoyines, wife of Dean J. Yimoyines, M.D., Chairman of the Board and Chief Executive Officer of the Company, each exchanged the entire amount of principal and interest due to them under the Company's senior subordinated secured notes payable totaling an aggregate of $16.2 million, for a total of 406,158 shares of Series C Preferred Stock, par value $0.001 per share (the "Series C Preferred Stock"). The aggregate principle and interest was exchanged at a rate equal to $.80 per share, the agreed upon value of our common stock on May 12, 2003, divided by 50 (or $40.00 per share). Each share of Series C Preferred Stock is convertible into 50 shares of common stock. The Series C Preferred Stock has the same dividend rights, on an as converted basis, as the Company's common stock and an aggregate liquidation preference of $16.2 million.

    On February 7, 2003, in connection with the Company's acquisition of Wise Optical, the Company's credit facility with CapitalSource was amended. The amendment resulted in an increase in the Company's revolving credit facility from $10,000 to $15,000 and an increase in the required monthly principal payments on the term loan from approximately $17 per month to $24 per month.


     The details of the Company's long-term debt at June 30, 2003 are as follows:


     Term loan payable to CapitalSource in principal amounts of $24 per month.  The           $  1,905
        final principal payment is due and payable on January 25, 2004.

     Revolving credit facility to CapitalSource, due January 25, 2005.                          10,334

     Subordinated notes payable in 2004.  Principal and interest payments are due                  210
        monthly.

                                                                                        ----------------
     Total                                                                                      12,449
     Less current portion                                                                       (2,061)
                                                                                        ----------------
                                                                                              $ 10,388
                                                                                        ================

8.  GAIN (LOSS) ON EXTINGUISHMENT OF DEBT

    On May 12, 2003, the Company recorded a $1.8 million loss on the exchange of $16.2 million of debt for Series C Preferred Stock. The $1.8 million loss represents the write-off the deferred financing fees and debt discount associated with the extinguished debt.

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

9. EARNINGS (LOSS) PER COMMON SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                             THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                   JUNE 30,                        JUNE 30,
                                                         ----------------------------    ----------------------------
                                                            2003             2002           2003             2002
                                                         ------------    ------------    ------------    ------------
BASIC EARNINGS (LOSS) PER SHARE:

  Income (loss) from continuing operations               $     (2,173)   $       (125)   $     (2,013)   $      4,741
  Preferred stock dividend                                       (160)           (142)           (300)           (245)
                                                         ------------    ------------    ------------    ------------
  Income (loss) from continuing operations available
     to common stockholders                                    (2,333)           (267)         (2,313)          4,496
  Discontinued operations                                        --            (3,945)           --            (3,756)
                                                         ------------    ------------    ------------    ------------
  Net income (loss) available to common  stockholders    $     (2,333)   $     (4,212)   $     (2,313)   $        740
                                                         ============    ============    ============    ============

  Average common shares outstanding (basic)                30,013,991      12,783,192      29,779,834      12,780,101

  Basic earnings (loss) per share:
    Income (loss) from continuing operations available
       to common stockholders                            $      (0.08)   $      (0.02)   $      (0.08)   $       0.35
    Loss from discontinued operations, net                       --             (0.31)           --             (0.29)
                                                         ------------    ------------    ------------    ------------
    Net income (loss) per common share                   $      (0.08)   $      (0.33)   $      (0.08)   $       0.06
                                                         ============    ============    ============    ============

DILUTED EARNINGS (LOSS) PER SHARE:

  Income (loss) from continuing operations available
      to common stockholders                             $     (2,333)   $       (267)   $     (2,313)   $      4,496
  Assumed conversions of preferred stock  dividends                 *               *               *             245
                                                         ------------    ------------    ------------    ------------
  Income (loss) from continuing operations available
     to common stockholders plus assumed conversions           (2,333)           (267)         (2,313)          4,741
  Discontinued operations                                        --            (3,945)           --            (3,756)
                                                         ------------    ------------    ------------    ------------
  Net income (loss) available to common stockholders     $     (2,333)   $     (4,212)   $     (2,313)   $        985
                                                         ============    ============    ============    ============

  Average common shares outstanding (basic)                30,013,991      12,783,192      29,779,834      12,780,101
  Effect of dilutive securities:
    Options                                                         *               *               *         636,703
    Warrants                                                        *               *               *       6,788,097
    Convertible Preferred stock                                     *               *               *      27,799,929
                                                         ------------    ------------    ------------    ------------
  Diluted shares                                           30,013,991      12,783,192      29,779,834      48,004,830
                                                         ============    ============    ============    ============

  Diluted earnings (loss) per share:
    Income (loss) from continuing operations available
        to common stockholders                           $      (0.08)   $      (0.02)   $      (0.08)   $       0.10
    Discontinued operations                                      --             (0.31)           --             (0.08)
                                                         ------------    ------------    ------------    ------------
    Net income (loss) per common share                   $      (0.08)   $      (0.33)   $      (0.08)   $       0.02
                                                         ============    ============    ============    ============

*  Anti-dilutive

     The following table reflects the potential common shares of the Company at June 30, 2003 and 2002 that have been excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

                                                THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                      JUNE 30,                                JUNE 30,
                                             2003                2002                 2003               2002
                                         ---------------     --------------       --------------    ---------------
    Options                                   6,132,066          4,908,545            6,132,066          2,620,000
    Warrants                                  3,125,000         21,196,198            3,125,000          3,401,198
    Convertible Preferred Stock              58,302,314         32,049,588           58,302,314                  -
                                         ---------------     --------------       --------------    ---------------
                                             67,559,380         58,154,331           67,559,380          6,021,198
                                         ===============     ==============       ==============    ===============

10. CONTINGENCIES

     The Company is both a plaintiff and defendant in lawsuits incidental to its current and former operations. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at June 30, 2003 cannot be ascertained. Management is of the opinion that, after taking into account the merits of defenses and established reserves, the ultimate resolution of these matters will not have a material adverse impact on the Company's consolidated financial position or results of operations.

     ITEM 2:MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and management's discussion and analysis contained in the company's Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission.

     Overview. We are an integrated eye care services company focused on vision benefits management (managed vision), retail optical sales and eye care services to patients and the distribution of products and software services to eye care professionals.

     On May 12, 2003, Palisade Concentrated Equity Partnership, L.P., our majority shareholder, and Linda Yimoyines, wife of Dean J. Yimoyines, M.D., our Chairman of the Board and Chief Executive Officer, each exchanged the entire amount of principal and interest due to them under our senior subordinated secured notes payable, totaling an aggregate of $16.2 million, for a total of 406,158 shares of Series C Preferred Stock.

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

     Our Managed Vision segment contracts with insurers, managed care plans and other third party payers to manage claims payment administration of eye health benefits for those contracting parties. Our Consumer Vision segment sells retail optical products to consumers and operates integrated eye health centers and surgical facilities in Connecticut where comprehensive eye care services are provided to patients. The Distribution and Technology segment provides products and services to eye care professionals (ophthalmologists, optometrists and opticians) through (i) Wise Optical, a distributor of contact and ophthalmic lenses and other eye care accessories and supplies; (ii) a Buying Group program, which provides group purchasing arrangements for optical and ophthalmic goods and supplies and (iii) CC Systems, which provides systems and software solutions to eye care professionals.

     In addition to these segments, we receive income from other non-core operations and transactions, including our health service organization ("HSO") operation, which receives fee income for providing certain support services to individual ophthalmology and optometry practices. While we continue to provide the services under existing contracts to these practices, we are in the process of generally disengaging from a number of these operations.

     As a result of the sale of our retail optometry division in North Carolina and the realignment of our business into these three reportable operating segments, historical amounts previously reported have been restated to reflect discontinued operations treatment and to conform to our current operating segment presentation.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30,
2002

     Managed Vision revenue. Managed Vision revenue represents fees received under our managed care contracts. Managed Vision revenue increased to $7.5 million for the three months ended June 30, 2003, from $7.2 million for the three months ended June 30, 2002, an increase of $0.3 million or 3%. The net increase in managed vision revenue resulted from contract growth and settlement of prior period contract activity, partially offset by contracts not renewed. During the second quarter of 2003 the Texas state legislature made changes to its Medicaid program and as a result HMO Blue, with whom we maintain a Medicaid contract, has decided to withdraw from Texas' Medicaid program effective

September 1, 2003. Therefore, our contract with HMO Blue will terminate on September 1, 2003. For the three months ended June 2003, this contract generated revenue of $0.6 million. In addition and also effective September 1, 2003, the Texas state legislature will no longer fund a vision benefit in its Children's Health Insurance Program. We maintain a number of contracts through this program that will terminate on September 1, 2003. Those contracts generated revenues of $0.8 million for the three months ended June 30, 2003.

     Product sales revenue. Product sales include the retail sale of optical products in our Consumer Vision segment, the sale of optical products through our Buying Group and, effective February 2003, the sale of contact and ophthalmic lenses through Wise Optical. Product sales revenue increased to $19.1 million for the three months ended June 30, 2003, from $10.9 million for the three months ended June 30, 2002, an increase of $8.2 million or 76%. This increase is primarily due to our acquisition of Wise Optical on February 7, 2003, which generated product sales revenue of $11.4 million for the three months ended June 30, 2003. This increase in revenue is partially offset by a $3.0 million decrease in Buying Group revenue, due to a decrease in sales volume and a $0.2 million decrease in Consumer Vision sales during the period. We expect the shift in Buying Group revenue to continue as consolidation in this market continues, however, we do not expect this trend to have a material impact on our overall profitability.

     Other services revenue. Other services revenue includes revenue earned from providing eye care services in our Consumer Vision segment, software services in our Distribution & Technology segment and HSO services. Other services revenue increased to $5.8 million for the three months ended June 30, 2003 from $5.3 million for the three months ended June 30, 2002, an increase of $0.5 million or 9%. This increase is comprised of a $0.4 million increase in Consumer Vision services revenue due to increased services volume in the optometry and surgical areas and a $0.3 million increase in software services revenue due to an increase in sales volume. These increases were offset by a $0.2 million decrease in fees collected under our HSO agreements primarily due to disputes with certain physician practices, which are parties to these agreements. We continue litigation with several of these practices and intend to continue to pursue settlement of these matters in the future.

     Other income. Other income represents non-recurring settlements on HSO contracts. Other income for the three months ended June 30, 2003 was $0.5 million compared to $0.6 million for the three months ended June 30, 2002, representing a decrease of $0.1 million.

     Medical claims expense. Medical claims expense decreased to $5.5 million for the three months ended June 30, 2003, from $5.9 million for the three months ended June 30, 2002, a decrease of $0.4 million. The medical claims expense loss ratio (MLR) representing medical claims expense as a percentage of Managed Vision revenue improved to 73.7% in 2003, from 81.5% in 2002. This improvement in MLR is primarily the result of contract performance improvement as well as settlement of prior period contracts.

     Cost of product sales. Cost of product sales increased to $14.6 million for the three months ended June 30, 2003, from $8.5 million for the three months ended June 30, 2002, an increase of $6.1 million or 71%. This increase includes a $9.1 million increase resulting from an increase in sales volume attributed to our Wise Optical business, which we acquired in February 2003, and is partially offset by a $2.9 million decrease in the Buying Group cost of sales and a $0.1 million decrease in Consumer Vision cost of sales due to decreases in sales volume.

     Cost of services. Cost of services increased to $2.3 million for the three months ended June 30, 2003 from $2.1 million for the three months ended June 30, 2002, an increase of $0.2 million or 8%. This increase is primarily due to the increase in software sales.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased to $9.9 million for the three months ended June 30, 2003, from $6.3 million for the three months ended June 30, 2002, an increase of $3.6 million or 56%. Of this increase, approximately $3.1 million represents operating expenses of Wise Optical and the remaining $0.5 million primarily represents increased compensation and professional fees.

     Interest expense. Interest expense decreased to $0.6 million for the three months ended June 30, 2003 from $0.8 million for the three months ended June 30, 2002, a decrease of $0.2 million. This decrease in interest expense is primarily due to a decrease in the average outstanding debt balance.

     Gain (loss) from early extinguishment of debt. The $1.8 loss on early extinguishment of debt for the three months ended June 30, 2003 represents the write-off of deferred financing fees and debt discount associated with the exchange of

$16.2 million of debt for Series C Preferred Stock, which occurred on May 12, 2003. There was no gain or loss on the extinguishment of debt for the corresponding quarter in 2002.

     Income tax benefit. We recorded an income tax benefit of $0.2 million and $0.1 million for the three months ended June 30, 2003 and 2002, respectively, representing the tax benefit on the loss from continuing operations at the statutory rate after adjusting for non-deductible expenses.

     Discontinued operations. In May 2002, the company's Board of Directors approved management's plan to dispose of the company's North Carolina retail optometry division. Accordingly, during the quarter ended June 30, 2002 the company recorded a $3.9 million loss on the disposal of discontinued operations based on the estimated fair value of the net assets held for sale. On August 12, 2002 the company consummated the sale of its North Carolina retail optometry operations.

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

     Managed Vision revenue. Managed Vision revenue increased slightly to $14.9 million for the six months ended June 30, 2003, from $14.8 million for the six months ended June 30, 2002, an increase of $0.1 million or 1%. This increase resulted from contract growth and settlement of prior period contract activity, partially offset by contracts that were not renewed. During the second quarter of 2003 the Texas state legislature made changes to its Medicaid program and as a result HMO Blue, with whom we maintain a Medicaid contract, has decided to withdraw from Texas' Medicaid program effective September 1, 2003. Therefore, our contract with HMO Blue will terminate on September 1, 2003. For the six months ended June 2003, this contract generated revenue of $1.3 million. In addition and also effective September 1, 2003, the Texas state legislature will no longer fund a vision benefit in its Children's Health Insurance Program. We maintain a number of contracts through this program that will terminate on September 1, 2003. Those contracts generated revenues of $1.6 million for the six months ended June 30, 2003.

     Product sales revenue. Product sales revenue increased to $36.9 million for the six months ended June 30, 2003, from $21.6 million for the six months ended June 30, 2002, an increase of $15.3 million or 70%. This increase is primarily due to our acquisition of Wise Optical on February 7, 2003, which generated product sales revenue of $20.7 million for the six months ended June 30, 2003. This increase in revenue is partially offset by a $5.5 million decrease in Buying Group revenue, due to a decrease in sales volume and consolidation in the eye care industry whereby smaller independent eye care businesses are being replaced by larger eye care chains that purchase directly from vendors. We expect this shift to continue and potentially further reduce the Buying Group's market share and revenue, however, we do not expect this trend to have a material impact on our overall profitability.

     Other services revenue. Other services revenue increased to $10.8 million for the six months ended June 30, 2003 from $10.3 million for the comparable period in 2002, and increase of $0.5 million or 5%. This increase is comprised of a $0.6 million increase in Consumer Vision services revenue due to increased services volume in the optometry and surgical areas and a $0.3 million increase in software services revenue due to an increase in sales volume. These increases were offset by a $0.4 million decrease in fees collected under our HSO agreements primarily due to disputes with certain physician practices, which are parties to these agreements. We continue to be in litigation with several of these practices and intend to continue to pursue settlement of these matters in the future.

     Other income. Other income for the six months ended June 30, 2003 was $2.4 million compared to $0.6 million for the six months ended June 30, 2002, an increase of $1.8 million. This increase is due to an increase in settlements on HSO contracts.

     Medical claims expense. Medical claims expense decreased to $11.3 million for the six months ended June 30, 2003, from $11.8 million for the six months ended June 30, 2002, a decrease of $0.5 million. The medical claims expense loss ratio (MLR) representing medical claims expense as a percentage of Managed Vision revenue improved to 75.6% in 2003, from 80.0% in 2002. This improvement in MLR resulted from improvement in contract performance as well as the settlement of prior period contracts.

     Cost of product sales. Cost of product sales increased to $28.5 million for the six months ended June 30, 2003, from $17.2 million for the six months ended June 30, 2002, an increase of $11.3 million or 66%. This increase is primarily due to a $16.8 million increase in product costs from an increase in sales volume due to the acquisition of Wise Optical in February 2003. This increase is partially offset by a $5.3 million decrease in product costs related to the decrease in sales volume generated by our Buying Group and a $0.2 million decrease in product costs in our Consumer Vision business.

     Cost of services. Cost of services increased to $4.5 million from $4.3 million for the six months ended June 30, 2003 and 2002, respectively, representing an increase of $0.2 million or 4%. This increase is primarily due to the increase in software sales volume.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased to $18.7 million for the six months ended June 30, 2003, from $12.5 million for the six months ended June 30, 2002, an increase of $6.2 million or 50%. Of this increase, approximately $5.2 million represents operating expenses of Wise Optical and the remaining $1.0 million primarily represents increased compensation and professional fees.

     Interest expense. Interest expense decreased to $1.4 million for the six months ended June 30, 2003 from $1.5 million for the six months ended June 30, 2002, a decrease of $0.1 million. This decrease in interest expense is primarily due to the decrease in the average outstanding debt balance.

     Gain (loss) on extinguishment of debt. The $1.8 loss on extinguishment of debt for the six months ended June 30, 2003 represents the write-off of deferred financing fees and debt discount associated with the exchange of $16.2 million of debt for Series C Preferred Stock, which occurred on May 12, 2003. The $8.8 million gain on extinguishment of debt for the six months ended June 30, 2002 was the result of our capital restructuring in January 2002. The gain is comprised of approximately $10.0 million of forgiveness of principal and interest by Bank Austria, our former senior secured lender, and was partially offset by the write-off of $1.2 million of related unamortized deferred financing fees and debt discount.

     Income tax expense (benefit). We recorded an income tax benefit of $0.1 million for the six months ended June 30, 2003, representing a tax benefit on the loss from continuing operations at the statutory rate after adjusting for non-deductible expenses. The tax expense for the six months ended June 30, 2002 of $3.1 million was primarily due to $3.5 million of tax expense associated with the $8.8 million gain on extinguishment of debt, partially offset by $0.4 million of tax benefit on other operating losses of $1.0 million.

     Discontinued operations. In May 2002, the company's Board of Directors approved management's plan to dispose of the company's North Carolina retail optometry division. Accordingly, for the six months ended June 30, 2002 the company recorded a $3.9 million loss on the disposal of discontinued operations based on the estimated fair value of the net assets held for sale. Income generated by the discontinued operations for the six months ended June 30, 2002 was $0.2 million. On August 12, 2002 the company consummated the sale of its North Carolina retail optometry operations.

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

     On February 7, 2003, in connection with our acquisition of the assets of Wise Optical Vision Group, Inc., our revolving credit note with CapitalSource was increased from $10 million to $15 million. See "- The CapitalSource Loan and Security Agreement" for a more complete discussion of the terms of this credit facility.

     In February 2003, we received approval from the South Carolina Department of Insurance to operate a captive insurance company domiciled in South Carolina. We obtained $0.6 million in letters of credit to establish and collateralize a new wholly owned subsidiary, OptiCare Vision Insurance Company, Inc., to operate as the captive insurance company, as part of our Managed Vision Division's entrance into the "direct-to-employer" market. This letter of credit is collateralized by $0.6 million of restricted certificates of deposits.

     On May 12, 2003, Palisade Concentrated Equity Partnership, L.P. our majority shareholder, and Linda Yimoyines, wife of Dean J. Yimoyines, M.D., our Chairman of the Board and Chief Executive Officer, each exchanged the entire amount of principal and interest due to them under our senior subordinated secured notes payable, totaling an aggregate of $16.2 million, for 406,158 shares of Series C Preferred Stock. The aggregate principal and interest was exchanged at a rate equal to $0.80 per share, the agreed upon value of our common stock on May 12, 2003, divided by 50 (or $40.00 per share). Each share of Series C Preferred Stock is convertible into 50 shares of common stock and has the same dividend rights, on an as converted basis, as our common stock and an aggregate liquidation preference of $16.2 million.

     As of July 31, 2003, we had cash and cash equivalents of approximately $2.6 million, $1.9 million of borrowings outstanding under our term loan with CapitalSource, $9.2 million of advances outstanding under our revolving credit facility with CapitalSource and $2.3 million of additional availability under our revolving credit facility. (Although we may borrow up to $15 million under the revolving credit facility, availability is based on the value of the collateral underlying the facility at any given time and on the amount outstanding under the facility at such time.)

Cash Flows

     Net cash used in operating activities was $0.5 million for the six months ended June 30, 2003 and primarily consisted of a $2.0 million net loss and a $3.1 million decrease in accounts payable and accrued expenses, which were partially offset by net non-cash charges of $2.8 million, a $1.2 million decrease in inventory and a $0.6 million decrease in accounts receivable. Net cash used in operating activities for the six months ended June 30, 2002 of $0.2 million was primarily driven by income from continuing operations of $4.7 million, and cash provided by discontinued operations of $0.8 million, which were partially offset by net non-cash income of $3.6 million and a $1.7 million decrease in accounts payable and accrued expenses.

     Net cash used in investing activities was $6.5 million and $1.6 million for the six months ended June 30, 2003 and 2002, respectively. Net cash used in investing activities in 2003 included $6.2 million to purchase the net assets (excluding cash) of Wise Optical, a deposit of $0.6 million into restricted certificates of deposit to secure standby letters of credit in connection with establishing our captive insurance company and $0.6 million used to purchase fixed assets. These uses of cash were offset by $0.9 million of cash resulting from refunds of escrow deposits and payments on our notes receivable. Net cash used in investing activities in 2002 was primarily the result of a $1.4 million payment we made to reacquire certain notes receivable and contractual rights as part of our capital restructuring in January 2002.

     Net cash provided by financing activities was $7.8 million for the six months ended June 30, 2003 compared to $2.3 million for the six months ended June 30, 2002. Net cash provided by financing activities in 2003 included an $8.8 million increase in borrowings under our revolving credit facility, which was primarily used to finance our purchase of the net assets of Wise Optical. This $8.8 million increase was partially offset by $0.8 million in principal payments on debt and $0.2 million in financing fees related to the increase in our credit facility in connection with the acquisition of Wise Optical in February 2002 and the conversion of debt to equity in May 2003. Net cash provided by financing activities in 2002 consisted of approximately $27.5 million from the issuance of debt and preferred stock and a $0.6 million net increase in our revolving credit facility, which was partially offset by $24.3 million of principal payments on long-term debt (primarily related to our capital restructuring in January 2002) and $1.5 million in financing costs.

The CapitalSource Loan and Security Agreement

     In January 2002, we entered into a credit facility with CapitalSource Finance, LLC consisting of a $3.0 million term loan and a $10.0 million revolving credit facility. The interest rate applicable to the term loan equals the prime rate plus 3.5% and the interest rate applicable to the revolving credit facility is prime rate plus 1.5%. In connection with our acquisition of Wise Optical in February 2003, the revolving credit facility was amended to $15.0 million. The revolving credit facility is due January 25, 2005. We are required to make payments of $24,000 per month on the term loan and the final principal payment is due and payable on January 25, 2004.

     The term loan and credit facility with CapitalSource are subject to a Loan and Security Agreement. The Loan and Security Agreement contains certain restrictions on the conduct of our business, including, among other things, restrictions on incurring debt, purchasing or investing in the securities of, or acquiring any other interest in, all or substantially all of the assets of any person or joint venture, declaring or paying any cash dividends or making any other payment or distribution on our capital stock, and creating or suffering liens on our assets. We are required to maintain certain financial covenants, including a minimum fixed charge ratio and to maintain a minimum net worth. Upon the occurrence of certain events or conditions described in the Loan and Security Agreement (subject to grace periods in certain cases), the entire outstanding balance of principal and interest would become immediately due and payable. As of June 30, 2003, we believe we are in compliance with the covenants and are not in default under the credit facility.

     Our subsidiaries guarantee payments and other obligations under the credit facility and we (including certain subsidiaries) have granted a first-priority security interest in substantially all our assets to CapitalSource. We also pledged the capital stock of certain of our subsidiaries to CapitalSource.

The Senior Subordinated Secured Loans

     In January 2002, Palisade Concentrated Equity Partnership, L.P. and Linda Yimoyines, wife of Dean Yimoyines, our Chairman and Chief Executive Officer made subordinated secured loans to us in the amount of $13.9 million and $0.1 million, respectively. The subordinated secured loans were evidenced by senior subordinated secured notes that ranked pari passu with each other. The notes were subordinated to our indebtedness to CapitalSource and were secured by second-priority security interests in substantially all of our assets. Principal was due on January 25, 2012 and interest was payable quarterly at the rate of 11.5%. In the first and second years, we had the right to defer 100% and 50% respectively, of interest to maturity by increasing the principal amount of the note by the amount of interest so deferred. On May 12, 2003 Palisade and Ms. Yimoyines exchanged the entire amount of principal and interest due to them under the senior secured loans, totaling an aggregate of $16.2 million, for a total of 406,158 shares of Series C Preferred Stock. See "-The Series C Preferred Stock" for a more complete discussion regarding the terms of the Series C Preferred Stock. As a result, the senior subordinated secured loans are no longer outstanding.

The Series B Preferred Stock

     As of June 30, 2003, we had 3,204,959 shares of Series B Preferred Stock issued and outstanding. Subject to the senior liquidation preference of the Series C Preferred Stock described below, the Series B Preferred Stock ranks senior to all other currently issued and outstanding classes or series of our stock with respect to dividends, redemption rights and rights on liquidation, winding up, corporate reorganization and dissolution. Each share of Series B Preferred Stock is convertible into a number of shares of common stock equal to such share's current liquidation value, divided by a conversion price of $0.14, subject to adjustment for dilutive issuances. The number of shares of common stock into which each share of Series B Preferred Stock is convertible will increase over time because the liquidation value of the Series B Preferred Stock, which was $1.66 per share as of June 30, 2003, increases at a rate of 12.5% per year, compounded annually.

The Series C Preferred Stock

     As noted above, on May 12, 2003, we issued a total of 406,158 shares of Series C Preferred Stock in exchange for $16.2 million of senior subordinated secured notes payable and accrued interest. 403,256 shares were issued to Palisade Concentrated Equity Partnership, L.P. and 2,902 shares were issued to Linda Yimoyines. The aggregate principle and interest was exchanged at a rate equal to $.80 per share, the agreed upon value of our common stock on May 12, 2003, divided by 50 (or $40.00 per share). The Series C Preferred Stock has an aggregate liquidation preference of $16.2 million and ranks senior to all other currently issued and outstanding classes or series of our stock with respect to liquidation rights. Each share of Series C Preferred Stock is convertible into 50 shares of common stock and has the same dividend rights, on an as converted basis, as our common stock.

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

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments. This statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement is not expected to have a material impact on our financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Most of the guidance in SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS No. 150 is not expected to have a material impact on our financial position or results of operations.

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

FORWARD-LOOKING INFORMATION AND RISK FACTORS

     The statements in this Form 10-Q and elsewhere (such as in other filings by the company with the Securities and Exchange Commission, press releases, presentations by the company or its management and oral statements) that relate to matters that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1934. When used in this document and elsewhere, words such as "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may," "predict" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements include those relating to:

         o Our opinion that with respect to lawsuits incidental to our current and former operations, after taking into account the merits of defenses and established reserves, the ultimate resolution of these matters will not have a material adverse impact on our financial position or results of operations;

         o The expectation that the consolidation in the eye care industry will continue and could further reduce our Buying Group's market share and revenue, and that we do not expect this trend to have a material impact on our overall profitability; and

         o Our belief that cash from operations, borrowings under our credit facility, and operating and capital lease financings will provide sufficient funds to finance operations for the next 12 months.


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

     We do not expect changes in interest rates to have a material effect on income or cash flows in the year 2003, although there can be no assurances that interest rates will not significantly change. A 10% change in the interest rate payable by us on our variable rate debt would have increased or decreased the six-month interest expense by approximately $44,000 assuming that our borrowing level is unchanged. We did not use derivative instruments to adjust our interest rate risk profile during the six months ended June 30, 2003.

ITEM 4:  CONTROLS AND PROCEDURES

     Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

     There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.      OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On May 12, 2003, we issued a total of 406,158 shares of Series C Preferred Stock to two investors in exchange for $16.2 million of senior subordinated secured notes payable and accrued interest. Such $16.2 million in aggregate principle and interest was exchanged at a rate equal to $.80 per share, the agreed upon value of our common stock on May 12, 2003, divided by 50 (or $40.00 per share). The Series C Preferred Stock has an aggregate liquidation preference of $16.2 million and ranks senior to all other currently issued and outstanding classes or series of our stock with respect to liquidation rights. Each share of Series C Preferred Stock is convertible into 50 shares of common stock and has the same dividend rights, on an as converted basis, as our common stock.

     The above transaction was a private transactions not involving a public offering and was exempt from the registration provisions of the Securities Act pursuant to Section 4(2) thereof. No underwriter was engaged in connection with the foregoing sale of securities. The company has reason to believe that (i) all of the foregoing purchasers were familiar with or had access to information concerning the operations and financial conditions of the company, (ii) all of the foregoing purchasers represented that they acquired the shares for investment and not with a view to the distribution thereof, and (iii) the foregoing purchasers are accredited investors within the meaning of Regulation D promulgated under the Securities Act. At the time of issuance, all of the foregoing securities were deemed to be restricted securities for purposes of the Securities Act and the certificates representing such securities bore or will bear legends to that effect.

ITEM 4.     SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Annual Meeting of Stockholders of OptiCare Health Systems, Inc. was held on May 19, 2003. There were represented, in person or by proxy, 26,474,226 shares of common stock entitled to vote at the meeting, constituting a quorum. The following matters were voted upon and approved by the company's stockholders at the meeting:

(i) At the meeting, the directors nominated were elected by the following votes:

                                          NUMBER OF         NUMBER OF
                                           SHARES            SHARES
                                         VOTED FOR:         WITHHELD:
                                       ----------------  ----------------
        Dean J. Yimoyines, M.D.          26,185,583          288,643
        Eric J. Bertrand                 26,250,243          223,983
        Norman S. Drubner                26,246,494          227,732
        Mark S. Hoffman                  26,250,243          223,983
        Richard L. Huber                 26,252,243          221,983
        Clark A. Johnson                 26,250,243          221,983
        Melvin Meskin                    26,250,243          223,983
        Mark S. Newman                   26,252,243          221,983

    (ii) An amendment to the Certificate of Incorporation to increase from 75,000,000 to 150,000,000 the aggregate number of shares of common stock authorized to be issued by the Company was approved by a vote of 26,021,769 in favor, 438,375 votes against and 14,082 abstentions.

    (iii) The appointment of Deloitte & Touche LLP as independent auditors of the company, for the year ending December 31, 2003 was ratified by a vote of 26,258,816 in favor, 188,073 votes against and 27,337 abstentions.

    There were no broker non-votes on any of the above proposals.

    ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K.

a.  Exhibits

     The following Exhibits are filed as part of this Quarterly Report on Form 10-Q:

     EXHIBIT      DESCRIPTION

     3.1 Certificate of Incorporation of Registrant, dated January 17, 1994, as filed with the Delaware Secretary of State on January 19, 1994.

     3.2 Certificate of Amendment of the Certificate of Incorporation, dated August 10, 1999, as filed with the Delaware Secretary of State on August 13, 1999, incorporated herein by reference to
                  Exhibit 3.1 to Registrant's Current Report on Form 8-K filed on August 30, 1999.

     3.3 Certificate of Designation with respect to the Registrant's Series A Convertible Preferred Stock, dated August 19, 1999, as filed with the Delaware Secretary of State on August 13, 1999, incorporated herein by reference to Exhibit 3.2 to Registrant's Current Report on Form 8-K filed on August 30, 1999.

     3.4 Certificate of Amendment of the Certificate of Incorporation, dated January 21, 2002, as filed with the Delaware Secretary of State on January 23, 2002, increasing the authorized common stock of the Company from 50,000,000 to 75,000,000 shares, incorporated herein by reference to the Registrant's Current Report on Form 8-K dated January 25, 2002, Exhibit 3.1.

     3.5 Certificate of Designations, Rights and Preferences of the Series B 12.5% Voting Cumulative Convertible Participating Preferred Stock of the Company, dated January 21, 2002, as filed with the Delaware Secretary of State on January 23, 2002, incorporated herein by reference to the Registrant's Current Report on Form 8-K dated January 25, 2002, Exhibit 3.2.

     3.6 Certificate of Designations, Rights and Preferences of the Series C Preferred Stock of the Company, dated May 10, 2003, as filed with the Delaware Secretary of State on May 12, 2003.

     3.7 Certificate of Amendment of the Certificate of Incorporation, dated May 28, 2003, as filed with the Delaware Secretary of State on May 29, 2003, increasing the authorized common stock of the Company from 75,000,000 to 150,000,000 shares.

     10.1 Letter Agreement, dated May 12, 2003, by and among the Registrant, Palisades Concentrated Equity Partnership, L.P. and Linda Yimoyines.

     10.2 Amendment No. 1 to Registration Rights Agreement, dated May 12, 2003, by and among the Registrant, Palisades Concentrated Equity Partnership, L.P., Linda Yimoyines and CapitalSource Finance, LLC.

     10.3 Third Amendment to Restructure Agreement, dated May 12, 2003, by and among the Registrant, Palisades Concentrated Equity Partnership, L.P. and Linda Yimoyines.

     10.4 Second Amendment to Lease Agreement dated September 30, 1997 by and between French's Mill Associates II, LLP, as landlord, and OptiCare Eye Health Center, Inc., as tenant, for premises located at 160 Robbins Street, Waterbury, Connecticut.

     31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

     31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

     32           Certification pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002.

b. Reports on Form 8-K filed in the period covered by this report:


     On April 23, 2003, we filed Amendment No. 1 on Form 8-K/A amending the Current Report on Form 8-K for the February 7, 2003 event to provide the information required by Item 7.

     On May 21, 2003 we filed a Current Report on Form 8-K pursuant to Item 9 (Regulation FD Disclosures) to furnish a press release reporting results of our first quarter of fiscal 2003.


                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be filed on its behalf by the undersigned, hereunto duly authorized.


Date:   August 12, 2003            OPTICARE HEALTH SYSTEMS, INC.



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

                                  EXHIBIT INDEX

        EXHIBIT   DESCRIPTION

        3.1 Certificate of Incorporation of Registrant, dated January 17, 1994, as filed with the Delaware Secretary of State on January 19, 1994.

        3.2 Certificate of Amendment of the Certificate of Incorporation, dated August 10, 1999, as filed with the Delaware Secretary of State on August 13, 1999, incorporated herein by reference to
                  Exhibit 3.1 to Registrant's Current Report on Form 8-K filed on August 30, 1999.

        3.3 Certificate of Designation with respect to the Registrant's Series A Convertible Preferred Stock, dated August 19, 1999, as filed with the Delaware Secretary of State on August 13, 1999, incorporated herein by reference to Exhibit 3.2 to Registrant's Current Report on Form 8-K filed on August 30, 1999.

        3.4 Certificate of Amendment of the Certificate of Incorporation, dated January 21, 2002, as filed with the Delaware Secretary of State on January 23, 2002, increasing the authorized common stock of the Company from 50,000,000 to 75,000,000 shares, incorporated herein by reference to the Registrant's Current Report on Form 8-K dated January 25, 2002, Exhibit 3.1.

        3.5 Certificate of Designations, Rights and Preferences of the Series B 12.5% Voting Cumulative Convertible Participating Preferred Stock of the Company, dated January 21, 2002, as filed with the Delaware Secretary of State on January 23, 2002, incorporated herein by reference to the Registrant's Current Report on Form 8-K dated January 25, 2002, Exhibit 3.2.

        3.6 Certificate of Designations, Rights and Preferences of the Series C Preferred Stock of the Company, dated May 10, 2003, as filed with the Delaware Secretary of State on May 12, 2003.

        3.7 Certificate of Amendment of the Certificate of Incorporation, dated May 28, 2003, as filed with the Delaware Secretary of State on May 29, 2003, increasing the authorized common stock of the Company from 75,000,000 to 150,000,000 shares.

        10.1 Letter Agreement, dated May 12, 2003, by and among the Registrant, Palisades Concentrated Equity Partnership, L.P. and Linda Yimoyines.

        10.2 Amendment No. 1 to Registration Rights Agreement, dated May 12, 2003, by and among the Registrant, Palisades Concentrated Equity Partnership, L.P., Linda Yimoyines and CapitalSource Finance, LLC.

        10.3 Third Amendment to Restructure Agreement, dated May 12, 2003, by and among the Registrant, Palisades Concentrated Equity Partnership, L.P. and Linda Yimoyines.

        10.4 Second Amendment to Lease Agreement dated September 30, 1997 by and between French's Mill Associates II, LLP, as landlord, and OptiCare Eye Health Center, Inc., as tenant, for premises located at 160 Robbins Street, Waterbury, Connecticut.

        31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

        31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

        32        Certification pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002