Form 10-Q
period 2003-09-30
OPTICARE HEALTH SYSTEMS INC
filed 2003-11-14
CIK 311046

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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


         The number of shares outstanding of the registrant's Common Stock, par value $.001 per share, at October 31, 2003 was 30,353,542 shares.

                               INDEX TO FORM 10-Q


                                                                                                 Page No.
                                                                                                 --------
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets at September 30, 2003 and
                    December 31, 2002  (unaudited)                                                  3

               Condensed Consolidated Statements of Operations for the three and
                  nine months ended September 30, 2003 and 2002 (unaudited)                         4

               Condensed Consolidated Statements of Cash Flows for the nine
                  months ended September 30, 2003 and 2002 (unaudited)                              5

               Notes to Condensed Consolidated Financial Statements                                 6

    Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                               15

    Item 3.  Quantitative and Qualitative Disclosures about Market Risk                             24

         Item 4.  Controls and Procedures                                                           25

PART II.     OTHER INFORMATION


    Item 6.   Exhibits and Reports on Form 8-K                                                      25


SIGNATURE                                                                                           25


                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)



                                                                                    SEPTEMBER 30,        DECEMBER 31,
                                                                                        2003                 2002
                                                                                   ----------------    -----------------
  ASSETS
  CURRENT ASSETS:
     Cash and cash equivalents                                                              $2,233               $3,086
     Accounts receivable, net of allowance for doubtful accounts of $1,305 and
       $587, at September 30, 2003 and December 31, 2002, respectively.                     11,445                5,273
     Inventories                                                                             6,405                2,000
     Deferred income taxes, current                                                              -                1,660
     Other current assets                                                                      598                  885
                                                                                   ----------------    -----------------
         TOTAL CURRENT ASSETS                                                               20,681               12,904
  Property and equipment, net                                                                5,232                3,337
  Intangible assets, net                                                                     1,222                1,353
  Goodwill, net                                                                             19,534               20,516
  Deferred income taxes, non-current                                                             -                3,140
  Other assets                                                                               3,095                3,855
                                                                                   ----------------    -----------------
          TOTAL ASSETS                                                                    $ 49,764             $ 45,105
                                                                                   ================    =================

  LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
     Accounts payable                                                                      $ 8,820              $ 2,902
     Accrued expenses                                                                        6,430                5,255
     Current portion of long-term debt                                                         426                1,266
     Other current liabilities                                                               1,379                1,245
                                                                                   ----------------    -----------------
          TOTAL CURRENT LIABILITIES                                                         17,055               10,668
                                                                                   ----------------    -----------------

  Long-term debt--related party                                                                   -               15,588
  Other long-term debt, less current portion                                                10,284                2,564
  Other liabilities                                                                            523                  615
                                                                                   ----------------    -----------------
         TOTAL NON-CURRENT LIABILITIES                                                      10,807               18,767
                                                                                   ----------------    -----------------

  Series B 12.5% voting, mandatorily redeemable, convertible preferred stock--related party ($5,476 aggregate liquidation preference); 5,000,000 shares authorized (with Series C preferred stock); 3,204,959 shares issued
     and outstanding.                                                                        5,476                5,018
                                                                                   ----------------    -----------------

  STOCKHOLDERS' EQUITY:
  Series C preferred stock, $0.001 par value ($16,246 aggregate liquidation preference); 406,158 shares issued and outstanding at September 30,
      2003; No shares authorized, issued or outstanding at December 31, 2002.                    1                    -
  Common stock, $0.001 par value; 150,000,000 shares authorized;
      30,353,542 and 28,913,990 shares outstanding at September 30, 2003 and
      December 31, 2002, respectively.                                                          30                   29
  Additional paid-in-capital                                                                79,853               63,589
  Accumulated deficit                                                                     (63,458)             (52,966)
                                                                                   ----------------    -----------------
           TOTAL STOCKHOLDERS' EQUITY                                                       16,426               10,652
                                                                                   ----------------    -----------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $ 49,764             $ 45,105
                                                                                   ================    =================


See notes to condensed consolidated financial statements.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                    THREE MONTHS                     NINE MONTHS
                                                                ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                             ---------------------------     ----------------------------
                                                                2003            2002            2003            2002
                                                             ------------    -----------     ------------    ------------
   NET REVENUES:
     Managed vision                                              $ 7,118        $ 7,217         $ 22,006         $21,970
     Product sales                                                20,038          9,920           56,961          31,675
     Other services                                                5,438          5,182           16,222          15,486
     Other income                                                    352            671            2,720           1,317
                                                             ------------    -----------     ------------    ------------
      Total net revenues                                          32,946         22,990           97,909          70,448
                                                             ------------    -----------     ------------    ------------
   OPERATING EXPENSES:
      Medical claims expense                                       5,993          5,009           17,250          16,807
      Cost of product sales                                       15,698          7,992           44,251          25,244
      Cost of services                                             2,233          1,855            6,685           6,137
      Selling, general and administrative                         10,195          6,571           28,925          19,093
      Goodwill impairment loss                                     1,300              -            1,300               -
      Depreciation                                                   645            463            1,371           1,402
      Amortization                                                    44             45              132             134
      Interest                                                       333            769            1,729           2,300
                                                             ------------    -----------     ------------    ------------
           Total operating expenses                               36,441         22,704          101,643          71,117
                                                             ------------    -----------     ------------    ------------
   Gain (loss) from early extinguishment of debt                       -              -           (1,847)          8,789
                                                             ------------    -----------     ------------    ------------
   Income (loss) from continuing operations before
      income taxes                                                (3,495)           286           (5,581)          8,120
   Income tax expense                                              4,984            182            4,911           3,275
                                                             ------------    -----------     ------------    ------------
   Income (loss) from continuing operations                       (8,479)           104          (10,492)          4,845
   Income (loss) from discontinued operations, net of tax              -            130                -             313
   Loss on disposal of discontinued operations                         -           (153)               -          (4,092)
                                                             ------------    -----------     ------------    ------------
   Net income (loss)                                              (8,479)            81          (10,492)          1,066

   Preferred stock dividends                                        (159)          (143)            (459)           (388)
                                                             ------------    -----------     ------------    ------------
   Net income (loss) available to common stockholders            $(8,638)       $   (62)        $(10,951)        $   678
                                                             ============    ===========     ============    ============

   EARNINGS (LOSS) PER SHARE:
   Income (loss) per common share from continuing
   operations:
     Basic                                                       $ (0.29)       $ (0.01)        $  (0.37)        $  0.35
     Diluted                                                     $ (0.29)       $ (0.01)        $  (0.37)        $  0.10
   Income (loss) per common share from discontinued operations:
     Basic                                                             -        $ (0.00)               -         $ (0.30)
     Diluted                                                           -        $ (0.00)               -         $ (0.08)
   Net income (loss) per common share:
     Basic                                                       $ (0.29)       $ (0.01)        $  (0.37)        $  0.05
     Diluted                                                     $ (0.29)       $ (0.01)        $  (0.37)        $  0.02




See notes to condensed consolidated financial statements.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                  FOR THE NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                              ----------------------------------
                                                                                   2003               2002
                                                                              ---------------     --------------
  OPERATING ACTIVITIES:
     Net income (loss)                                                            $  (10,492)           $ 1,066
     Plus loss from discontinued operations                                                -              3,779
                                                                              ---------------     --------------
     Income (loss) from continuing operations                                        (10,492)             4,845
     Adjustments to reconcile net income (loss) to net cash
          used in operating activities:
     Depreciation                                                                      1,371              1,402
     Amortization                                                                        132                134
     Non-cash interest expense                                                           917              1,461
     Non-cash settlement income                                                         (530)              (446)
     Non-cash (gain) loss on early extinguishment of debt                              1,847             (8,789)
     Non-cash goodwill impairment loss                                                 1,300                  -
     Deferred income taxes                                                             4,800              3,400
     Changes in operating assets and liabilities:
         Accounts receivable                                                             299               (388)
         Inventory                                                                     1,327               (341)
         Other assets                                                                    178                 64
         Accounts payable and accrued expenses                                        (1,356)            (2,796)
         Other liabilities                                                                25               (468)
     Cash provided by discontinued operations                                              -                992
                                                                              ---------------     --------------
  Net cash used in operating activities                                                 (182)              (930)

  INVESTING ACTIVITIES:
      Cash received on notes receivable                                                   72                  -
      Refunds of deposits                                                                775                  -
      Purchase of assets from acquisition, excluding cash                             (6,192)                 -
      Purchase of restricted certificates of deposit                                    (600)                 -
      Purchase of fixed assets                                                          (850)              (507)
      Purchase of notes receivable                                                         -             (1,350)
      Net proceeds from sale of discontinued operations                                    -              3,862
                                                                              ---------------     --------------
  Net cash (used in) provided by investing activities                                 (6,795)             2,005
                                                                              ---------------     --------------

  FINANCING ACTIVITIES:
      Net increase (decrease) in revolving credit facility                             7,153             (2,180)
      Principal payments on long-term debt                                              (912)           (24,993)
      Principal payments on capital lease obligations                                    (43)               (27)
      Payment of financing costs                                                        (209)            (1,445)
      Proceeds from issuance of common stock                                             135                  -
      Proceeds from issuance of preferred stock                                            -              4,000
      Proceeds from long-term debt                                                         -             23,474
                                                                              ---------------     --------------
  Net cash provided by (used in) financing activities                                  6,124             (1,171)
                                                                              ---------------     --------------

  Decrease in cash and cash equivalents                                                 (853)               (96)
  Cash and cash equivalents at beginning of period                                     3,086              2,536
                                                                              ---------------     --------------
  Cash and cash equivalents at end of period                                         $ 2,233            $ 2,440
                                                                              ===============     ==============

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                               $ 784            $ 1,406
  Cash paid for income taxes                                                              76                 33

  See notes to condensed consolidated financial statements.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                    (Amounts in thousands except share data)


1.     BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements of OptiCare Health Systems, Inc., a Delaware corporation, and its subsidiaries (collectively the "Company") for the three and nine months ended September 30, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934 and are unaudited. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of December 31, 2002 was derived from the Company's audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

    Certain prior period amounts have been reclassified to conform to the current period presentation.


2.     NEW ACCOUNTING PRONOUNCEMENTS

    Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting For Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

    Effective January 1, 2003, the Company adopted SFAS No. 145, "Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections". SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No.13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No.145 related to classification of debt extinguishment are effective for fiscal years beginning after May 15, 2002. As a result of the Company's adoption of SFAS No. 145, the Company reclassified its previously reported gain from extinguishment of debt of $8,789 and related income tax expense of $3,475 in 2002 from an extraordinary item to continuing operations.

    Effective January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" and nullified EITF Issue No. 94-3. SFAS No.146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No 94-3 had recognized the liability at the commitment date of an exit plan. There was no effect on the Company's financial statements as a result of such adoption.

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

    Had compensation cost for the Company's stock option plans been determined in accordance with SFAS No. 123, the Company's reported net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts indicated below:


                                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                SEPTEMBER 30,                   SEPTEMBER 30,
                                                          ---------------------------    -----------------------------
                                                             2003            2002            2003             2002
                                                          ------------    -----------    -------------     -----------
  Net income (loss), as reported                            $ (8,479)       $    81        $ (10,492)         $ 1,066
  Less: Total stock-based employee compensation
           expense determined under Black-Scholes
           option pricing model, net of related tax
           effects                                               (94)          (129)            (316)            (389)
                                                          ------------    -----------    -------------     -----------
  Pro forma net income (loss)                               $ (8,573)          $(48)       $ (10,808)         $   677
                                                          ============    ===========    =============     ===========

  Earnings (loss) per share - As reported (1):
      Basic                                                 $  (0.29)       $ (0.01)       $   (0.37)         $  0.05
      Diluted                                               $  (0.29)       $ (0.01)       $   (0.37)         $  0.02
  Earnings (loss) per share - Pro forma (1):
      Basic                                                 $  (0.29)       $ (0.02)       $   (0.38)         $  0.02
      Diluted                                               $  (0.29)       $ (0.02)       $   (0.38)         $  0.01



       (1) Includes effect of preferred stock dividends.


    In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. The consolidation provisions of this interpretation are required immediately for all variable interest entities created after January 31, 2003, and the Company's adoption of these provisions did not have a material effect on its financial position or results of operations. For variable interest entities in existence prior to January 31, 2003, the consolidation provisions of FIN 46 are effective December 31, 2003 and are not expected to have a material effect on the Company's financial position or results of operations.

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

    In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Most of the guidance in SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS No. 150 did not have a material impact on the Company's financial position or results of operations.

3.     USE OF ESTIMATES

    In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions are used to determine the adequacy of the allowance for doubtful accounts, insurance disallowances, managed care claims accrual, valuation allowance for deferred tax assets and to evaluate goodwill and intangibles for impairment.


4.     ACQUISITION OF WISE OPTICAL VISION GROUP, INC.

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

    The aggregate purchase price of $7,949 has been allocated to the estimated fair value of the assets acquired and liabilities assumed with the excess identified as goodwill. Fair values were based on valuations and other studies. The goodwill resulting from this transaction, of $318, was assigned to the Company's Distribution and Technology operating segment and is expected to be deductible for tax purposes. See also Note 7 for discussion of goodwill impairment.

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
                                                      ==============


    Wise Optical has experienced substantial operating losses through September 30, 2003. These losses are largely attributable to significant expenses incurred by Wise Optical, including integration costs (primarily severance and stay bonuses, legal and professional fees), weakness in gross margins and an operating structure built to support a higher sales volume. In September 2003, the Company began implementing strategies and operational changes designed to improve the operations of Wise Optical. These efforts include developing our sales force, improving customer service, enhancing productivity, eliminating positions and streamlining our warehouse and distribution processes. In addition, effective September 3, 2003, Gordon Bishop, President of the Company's Consumer Vision division, has replaced the former President of the Distribution division. Gordon brings industry expertise and a strong optical background to Wise Optical, along with a focus on operating expenses. The Company believes these changes will lead to increased sales, improved gross margins and reduced operating costs.

    The following is a summary of the unaudited pro forma results of operations of the Company as if the Wise Acquisition had closed effective January 1, of the respective periods below:


                                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                                               SEPTEMBER 30,                    SEPTEMBER 30,
                                                        ----------------------------    -----------------------------
                                                           2003            2002            2003            2002
                                                        -----------     ------------    -----------    --------------
  Net Revenues                                            $ 32,946        $40,297       $104,587          $121,024
  Income (loss) from continuing operations                  (8,479)          (116)       (10,345)            4,342
  Net income (loss)                                         (8,479)          (282)       (10,345)              175
  Income (loss)  per common share from continuing
  operations (1):
       Basic                                              $  (0.29)       $ (0.02)      $  (0.36)         $   0.29
       Diluted                                            $  (0.29)       $ (0.02)      $  (0.36)         $   0.08

  Net income (loss) per common share available to
    common stockholders (1):
       Basic                                              $  (0.29)       $ (0.03)      $  (0.36)         $  (0.02)
       Diluted                                            $  (0.29)       $ (0.03)      $  (0.36)         $   0.00


       (1) Includes effect of preferred stock dividends.


    The unaudited pro forma information presented above is for informational purposes only and is not necessarily indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented, nor does it intend to be a projection of future results.


5.     DISCONTINUED OPERATIONS

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

    Operating results of the discontinued operations for the three and nine months ended September 30, 2002 are as follows:


                                                                             Three                Nine
                                                                         Months Ended         Months Ended
                                                                         September 30,        September 30,
                                                                              2002                2002
                                                                        ----------------    -----------------
     External revenue                                                           $ 2,366             $ 16,771
                                                                        ================    =================

     Intercompany revenue                                                         $ 578              $ 4,875
                                                                        ================    =================

     Income (loss) from discontinued operations before taxes                      $ 218                $ 523
     Income tax expense (benefit)                                                    88                  210
                                                                        ----------------    -----------------
     Income (loss) from discontinued operations, net of tax                         130                  313
     Loss on disposal of discontinued operations, net of tax                       (153)              (4,092)
                                                                                            -----------------
                                                                        ----------------
     Total net loss from discontinued operations                                 $ (23)             $ (3,779)
                                                                        ================    =================

     Loss per share from discontinued operations- basic and diluted              $ 0.00               $(0.30)

6.     SEGMENT INFORMATION

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

    Summarized financial information, by segment, for the three and nine months ended September 30, 2003 and 2002 is as follows:


                                                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                   SEPTEMBER 30,
                                                                  ----------------------------    ----------------------------
                                                                      2003             2002           2003            2002
                                                                  ------------     -----------    ------------    ------------
      REVENUES:
           Managed vision                                            $ 7,118         $ 7,217        $ 22,006         $ 21,970
           Consumer vision                                             7,887           7,155          22,989           21,635
           Distribution and technology                                19,107           9,132          53,953           28,922
                                                                  ------------     -----------    ------------    ------------
              Reportable segment totals                               34,112          23,504          98,948           72,527
           All other                                                     394             941           2,828            2,121
           Elimination of inter-segment revenues                      (1,560)         (1,455)         (3,867)          (4,200)
                                                                  ------------     -----------    ------------    ------------
             Total net revenue                                      $ 32,946        $ 22,990        $ 97,909         $ 70,448
                                                                  ============     ===========    ============    ============

      INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAX:
           Managed vision                                              $ (32)        $ 1,090         $ 1,037          $ 1,941
           Consumer vision                                               772             424           2,134            1,167
           Distribution and technology                                (1,185)            190          (2,186)             677
                                                                  ------------     -----------    ------------    ------------
              Reportable segment totals                                 (445)          1,704             985            3,785
           All other                                                     149             653           2,161            1,632
           Gain (loss) from extinguishment of debt                         -               -          (1,847)           8,789
           Goodwill impairment                                        (1,300)              -          (1,300)               -
           Depreciation                                                 (645)           (463)         (1,371)          (1,402)
           Amortization                                                  (44)            (45)           (132)            (134)
           Interest expense                                             (333)           (769)         (1,729)          (2,300)
           Corporate                                                    (877)           (794)         (2,348)          (2,250)
                                                                  ------------     -----------    ------------    ------------
               Income (loss) from continuing
               operations  before tax                               $ (3,495)          $ 286        $ (5,581)         $ 8,120
                                                                  ============     ===========    ============    ============


    Total assets by reportable operating segment as of September 30, 2003 were as follows: Managed Vision $15,391, Consumer Vision $10,780 and Distribution and Technology $18,941.

7.     GOODWILL AND OTHER INTANGIBLE ASSETS

    Intangible assets subject to amortization are comprised of the following:


                                         SEPTEMBER 30, 2003                    DECEMBER 31, 2002
                                  ----------------------------------    ---------------------------------
                                       GROSS         ACCUMULATED             GROSS         ACCUMULATED
                                      AMOUNT         AMORTIZATION            AMOUNT        AMORTIZATION
                                  ---------------- -----------------    ---------------- ----------------
       Service Agreement                  $ 1,658           $ (451)             $ 1,658          $ (368)
       Non-compete agreements                 265             (250)                 265            (202)
                                  ---------------- -----------------    ---------------- ----------------
           Total                          $ 1,923           $ (701)             $ 1,923          $ (570)
                                  ================ =================    ================ ================


    Amortization expense for the three months ended September 30, 2003 and 2002 was $44 and $45, respectively and for the nine months ended September 30, 2003 and 2002 was $132 and $134, respectively. Estimated annual amortization expense is expected to be $174 in 2003 and $111 for each of the years 2004 through 2007.

    Changes in the carrying amount of goodwill for the nine months ended September 30, 2003, by segment, are as follows:


                                                Managed          Consumer         Distribution &
                                                 Vision           Vision            Technology            Total
                                            ---------------    --------------    -----------------    --------------
       Balance, December 31, 2002                 $ 11,820           $ 4,746              $ 3,950          $ 20,516

       Goodwill from Wise Acquisition                    -                 -                  318               318

       Impairment loss                                   -                 -              (1,300)           (1,300)
                                            ---------------    --------------    -----------------    --------------
       Balance,  September 30, 2003               $ 11,820           $ 4,746              $ 2,968          $ 19,534
                                            ===============    ==============    =================    ==============



    During the quarter ended September 30, 2003, as a result of recent decreases in Buying Group sales and significant operating losses at Wise Optical, the Company performed an interim impairment test of goodwill. The first step of the goodwill impairment test identifies potential impairment, and the second step of the test is used to measure the amount of impairment loss, if any. The Company utilized multiples of earnings to estimate fair value and completed the first step of the impairment test, which resulted in carrying value exceeding fair value, indicating impairment. The Company was unable to complete the second step of the impairment test, however, since goodwill impairment is probable and can be reasonably estimated, the Company recorded a goodwill impairment charge in September 2003 of $1,300 in its Distribution and Technology segment, which represents the Company's best estimate of the expected impairment The Company plans to complete the second step of its interim impairment test during the fourth quarter of 2003 and any adjustment to the estimated loss will be recorded at that time. The Company will also perform its annual test for goodwill impairment for all of its reporting units during the fourth quarter of 2003. Adverse changes in the Company's business climate, revenues or profitability could require further reductions to the carrying value of the Company's goodwill in future periods.


8.     LONG-TERM DEBT

    On February 7, 2003, in connection with the Company's acquisition of Wise Optical, the Company's credit facility with CapitalSource was amended. The amendment resulted in an increase in the Company's revolving credit facility from $10,000 to $15,000 and an increase in the required monthly principal payments on the term loan from approximately $17 per month to $24 per month.

    On May 12, 2003, Palisade Concentrated Equity Partnership L.P. ("Palisade"), the Company's majority shareholder, and Linda Yimoyines, wife of Dean J. Yimoyines, M.D., Chairman of the Board and Chief Executive Officer of the Company, each exchanged the entire amount of principal and interest due to them under the Company's senior subordinated secured notes payable totaling an aggregate of $16,246 million, for a total of 406,158 shares of Series C Preferred Stock, par value $0.001 per share (the "Series C Preferred Stock"). The aggregate principle and interest was exchanged at a rate equal to $.80 per share, the agreed upon value of our common stock on May 12, 2003, divided by 50 (or $40.00 per share). Each share of Series C Preferred Stock is convertible into 50 shares of common stock. The Series C Preferred Stock has the same dividend rights, on an as converted basis, as the Company's common stock and an aggregate liquidation preference of $16,246.

    The Company did not meet its minimum fixed charge ratio financial covenant for the three months ended September 30, 2003, however the Company received a waiver for non-compliance with this covenant through March 31, 2004 from CapitalSource.

    On November 14, 2003 we entered into an amendment of the terms of our term loan and credit facility with CapitalSource to, among other things, (i) increase our term loan by $300 and extend the maturity date of our term loan from January 25, 2004 to January 25, 2006, (ii) extend the maturity date of our revolving credit facility from January 25, 2005 to January 25, 2006, (iii) permanently increase the advance rate on eligible receivables of Wise Optical from 80% to 85%, (iv) temporarily increase the advance rate on eligible inventory of Wise Optical from 50% to 55% through March 31, 2004, and (v) provide access to a $700 temporary over-advance bearing interest at prime plus 5 1/2%, which is to be repaid in full by March 31, 2004, and is guaranteed by Palisade, (vi) waive our non-compliance with the minimum fixed charge ratio financial covenant through March 31, 2004 and (vii) increase our minimum tangible net worth financial covenant from (27,000) to (10,000). In connection with this amendment, the Company agreed to pay CapitalSource $80 in financing fees. The amendment also includes an additional $150 termination fee if the Company terminates the revolving credit facility prior to December 31, 2004. Additionally, if the Company terminates the revolving credit facility pursuant to a refinancing with another commercial financial institution, it shall pay CapitalSource, in lieu of a termination fee, a yield maintenance amount. The yield maintenance amount shall mean an amount equal to the difference between (i) the all-in effective yield which could be earned on the revolving balance through January 25, 2006, and (ii) the total interest and fees actually paid to CapitalSource on the revolving credit facility prior to the termination date or date of prepayment.

    The Company has classified the current and long-term portion of its bank debt on its consolidated balance sheet at September 30, 2003 based on the new maturity date of the amended term loan and credit facility and the Company's proven ability to refinance this debt (as described above).


    The details of the Company's long-term debt at September 30, 2003 are as follows:


      Term loan payable to CapitalSource in principal amounts of $24 per month.
        The final payment is due and payable on January 25, 2006.                                $1,833

      Revolving credit facility to CapitalSource, due January 25, 2006.                           8,710

      Subordinated notes payable in 2004.  Principal and interest payments are due
        monthly.                                                                                    167
                                                                                        ----------------
      Total                                                                                      10,710
      Less current portion                                                                          426
                                                                                        ----------------
                                                                                                $10,284
                                                                                        ================



9.     GAIN (LOSS) ON EXTINGUISHMENT OF DEBT

    On May 12, 2003, the Company recorded a $1,847 loss on the exchange of $16,246 of debt for Series C Preferred Stock. The $1,847 loss represents the write-off of the deferred financing fees and debt discount associated with the extinguished debt.

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


10.    INCOME TAXES

    The Company recorded an income tax benefit of $996 and $1,069 for the three and nine months ended September 30, 2003, respectively, which represents the tax benefit on the loss from continuing operations for the period. These tax benefits were offset by $5,980 of tax expense recorded during the third quarter, which represents the establishment of a full valuation allowance against the Company's deferred tax assets. The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of historic available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

11.    EARNINGS (LOSS) PER COMMON SHARE

    The following table sets forth the computation of basic and diluted earnings
(loss) per share:


                                                                THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                      SEPTEMBER 30,
                                                          -------------------------------     ------------------------------
                                                              2003              2002             2003              2002
                                                          --------------    -------------     -------------    -------------
BASIC EARNINGS (LOSS) PER SHARE:

  Income (loss) from continuing operations                    $ (8,479)           $ 104         $ (10,492)          $ 4,845
  Preferred stock dividend                                        (159)            (143)             (459)             (388)
                                                          --------------    -------------     -------------    -------------
  Income (loss) from continuing operations available
     to common stockholders                                     (8,638)             (39)          (10,951)            4,457
  Discontinued operations                                            -              (23)                -            (3,779)
                                                          --------------    -------------     -------------    -------------
  Net income (loss) available to common  stockholders         $ (8,638)           $ (62)        $ (10,951)            $ 678
                                                          ==============    =============     =============    =============

  Average common shares outstanding (basic)                 30,304,541       12,065,252        29,956,664        12,539,200

  Basic earnings (loss) per share:
    Income (loss) from continuing operations available
       to common stockholders                                  $ (0.29)         $ (0.01)          $ (0.37)           $ 0.35
    Loss from discontinued operations, net                           -            (0.00)                -             (0.30)
                                                          --------------    -------------     -------------    -------------
    Net income (loss) per common share                         $ (0.29)         $ (0.01)          $ (0.37)           $ 0.05
                                                          ==============    =============     =============    =============

DILUTED EARNINGS (LOSS) PER SHARE:

  Income (loss) from continuing operations available
      to common stockholders                                  $ (8,638)           $ (39)        $ (10,951)          $ 4,457
  Assumed conversions of preferred stock  dividends                  *                *                 *               388
                                                          --------------    -------------     -------------    -------------
  Income (loss) from continuing operations available
     to common stockholders plus assumed conversions            (8,638)             (39)          (10,951)            4,845
  Discontinued operations                                            -              (23)                -            (3,779)
                                                          --------------    -------------     -------------    -------------
  Net income (loss) available to common stockholders          $ (8,638)           $ (62)        $ (10,951)          $ 1,066
                                                          ==============    =============     =============    =============

  Average common shares outstanding (basic)                 30,304,541       12,065,252        29,956,664        12,539,200
  Effect of dilutive securities:
    Options                                                          *                *                 *          767,525
    Warrants                                                         *                *                 *         7,811,802
    Convertible Preferred stock                                      *                *                 *        29,232,053
                                                          --------------    -------------     -------------    -------------
  Diluted shares                                            30,304,541       12,065,252        29,956,664        50,350,580
                                                          ==============    =============     =============    =============

  Diluted earnings (loss) per share:
    Income (loss) from continuing operations available
        to common stockholders                                 $ (0.29)         $ (0.01)          $ (0.37)            $0.10
    Discontinued operations                                          -            (0.00)                -             (0.08)
                                                          --------------    -------------     -------------    -------------
    Net income (loss) per common share                         $ (0.29)         $ (0.01)          $ (0.37)            $0.02
                                                          ==============    =============     =============    =============


*  Anti-dilutive

    The following table reflects the potential common shares of the Company at September 30, 2003 and 2002 that have been excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.


                                                THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                   SEPTEMBER 30,                            SEPTEMBER 30,
                                             2003                2002                 2003               2002
                                         ---------------     --------------       --------------    ---------------
    Options                                   5,922,066          4,908,545            5,922,066          1,426,045
    Warrants                                  3,125,000         21,196,198            3,125,000          3,401,198
    Convertible Preferred Stock              59,438,319         32,049,598           59,438,319                  -
                                         ---------------                          --------------    ---------------
                                                             --------------
                                             68,485,385         58,154,341           68,485,385          4,827,243
                                         ===============     ==============       ==============    ===============


12.    CONTINGENCIES

    The Company is both a plaintiff and defendant in lawsuits incidental to its current and former operations. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at September 30, 2003 cannot be ascertained. Management is of the opinion that, after taking into account the merits of defenses and established reserves, the ultimate resolution of these matters will not have a material adverse impact on the Company's consolidated financial position or results of operations.


13.    SUBSEQUENT EVENT

    On November 14, 2003, the Company's credit facility was amended and pursuant to that amendment, among other things, the maturity date of the term loan and revolving credit facility were extended to January 25, 2006. See also
Note 8.

    ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion may be understood more fully by reference to our consolidated financial statements, notes to the consolidated financial statements, and management's discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission.

OVERVIEW

    We are an integrated eye care services company focused on vision benefits management (managed vision), retail optical sales and eye care services to patients and the distribution of products and software services to eye care professionals.

    Our business is comprised of three reportable operating segments: (1) Managed Vision, (2) Consumer Vision, and (3) Distribution & Technology. Our Managed Vision segment contracts with insurers, managed care plans and other third party payers to manage claims payment administration of eye health benefits for those contracting parties. Our Consumer Vision segment sells retail optical products to consumers and operates integrated eye health centers and surgical facilities in Connecticut where comprehensive eye care services are provided to patients. The Distribution and Technology segment provides products and services to eye care professionals (ophthalmologists, optometrists and opticians) through (i) Wise Optical, a distributor of contact and ophthalmic lenses and other eye care accessories and supplies; (ii) a Buying Group program, which provides group purchasing arrangements for optical and ophthalmic goods and supplies and (iii) CC Systems, which provides systems and software solutions to eye care professionals.

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

    On February 7, 2003, we acquired substantially all of the assets and certain liabilities of the contact lens distribution business of Wise Optical Vision Group, Inc. ("Wise Optical"), a New York corporation. The results of operations of Wise Optical are included in the consolidated financial statements from February 1, 2003, the deemed effective date of the acquisition for accounting purposes. We have experienced substantial losses at Wise Optical through September 30, 2003. These losses are largely attributable to significant expenses incurred by Wise Optical, including integration costs (primarily severance and stay bonuses, legal and professional fees), weakness in gross margins and an operating structure built to support a higher sales volume. In September 2003, we began implementing strategies and operational changes designed to improve the operations of Wise Optical. These efforts include developing our sales force, improving customer service, enhancing productivity, eliminating positions and streamlining our warehouse and distribution processes. In addition, effective September 3, 2003, Gordon Bishop, President of our Consumer Vision division, has replaced the former President of the Distribution division. Gordon brings industry expertise and a strong optical background to Wise, along with a focus on operating expenses. We believe these changes will lead to increased sales, improved gross margins and reduced operating costs.

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

    On November 14, 2003, the Company's credit facility was amended and pursuant to that amendment, among other things, the maturity date of the term loan and revolving credit facility were extended to January 25, 2006.


RESULTS OF OPERATIONS

Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

    Managed Vision revenue. Managed Vision revenue represents fees received under our managed care contracts. Managed Vision revenue decreased to $7.1 million for the three months ended September 30, 2003, from $7.2 million for the three months ended September 30, 2002, a decrease of $0.1 million or 1.4%. The net decrease in managed vision revenue resulted from the loss of certain contracts in Texas, as described below, which was partially offset by new contracts and price increases. During the second quarter of 2003 the Texas state legislature made changes to its Medicaid program and as a result HMO Blue, with whom we maintained a Medicaid contract, withdrew from Texas' Medicaid program effective September 1, 2003. Therefore, our contract with HMO Blue terminated on September 1, 2003. This contract generated $0.4 million of revenue from July 1, 2003 through September 1, 2003. In addition and also effective September 1, 2003, the Texas state legislature will no longer fund a vision benefit in its Children's Health Insurance Program. We maintained a number of contracts covering routine exams and hardware benefits through this program that terminated on September 1, 2003. Those contracts generated revenues of $0.5 million for the period July 1, 2003 through September 1, 2003.

    Product sales revenue. Product sales include the retail sale of optical products in our Consumer Vision segment, the sale of optical products through our Buying Group and, effective February 2003, the sale of contact and ophthalmic lenses through Wise Optical. Product sales revenue increased to $20.0 million for the three months ended September 30, 2003, from $9.9 million for the three months ended September 30, 2002, an increase of $10.1 million or 101.2%. This increase is primarily due to our acquisition of Wise Optical on February 7, 2003, which generated product sales revenue of $12.3 million for the three months ended September 30, 2003, and a $0.3 million increase in Consumer Vision revenue due to increased sales. This increase in revenue was partially offset by a $2.5 million decrease in Buying Group revenue, due to a decrease in sales volume. The decrease in Buying Group sales volume is primarily due to the loss of the business of Optometric Eye Care Centers, P.A. and its franchise affiliates and, to a lesser extent, due to consolidation in the eye care industry. We expect the decrease in Buying Group revenue to continue as consolidation in this market continues, however, we do not expect this trend to have a material impact on our overall profitability.

    Other services revenue. Other services revenue includes revenue earned from providing eye care services in our Consumer Vision segment, software services in our Distribution & Technology segment and HSO services. Other services revenue increased to $5.4 million for the three months ended September 30, 2003 from $5.2 million for the three months ended September 30, 2002, an increase of $0.2 million or 4.9%. This increase is primarily due to a $0.4 million increase in Consumer Vision services revenue due to increased services volume in the optometry and surgical areas as a result of improved productivity. This increase was partially offset by a $0.2 million decrease in HSO fees collected under our HSO agreements, primarily due to disputes with certain physician practices, which are parties to these agreements. We continue litigation with several of these practices and intend to continue to pursue settlement of these matters in the future.

    Other income. Other income represents non-recurring settlements on HSO contracts. Other income for the three months ended September 30, 2003 was $0.4 million compared to $0.7 million for the three months ended September 30, 2002, representing a decrease of $0.3 million.

    Medical claims expense. Medical claims expense increased to $6.0 million for the three months ended September 30, 2003, from $5.0 million for the three months ended September 30, 2002, an increase of $1.0 million. The medical claims expense loss ratio (MLR) representing medical claims expense as a percentage of Managed Vision revenue increased to 84.2% in 2003 from 69.4% in 2002. The MLR was unusually low in 2002 primarily due to a favorable adjustment of $0.6 million to the reserve in the third quarter of 2002. The increase in MLR in 2003 is primarily the result of an increase in claims associated with the utilization surge experienced on the Children's Health Insurance Program contracts prior to the elimination of the vision benefit by the Texas state legislature effective September 1, 2003.

    Cost of product sales. Cost of product sales increased to $15.7 million for the three months ended September 30, 2003, from $8.0 million for the three months ended September 30, 2002, an increase of $7.7 million or 97.0%. This increase includes a $10.2 million increase resulting from an increase in sales volume attributed to our Wise Optical business, which we acquired in February 2003, and is partially offset by a $2.5 million decrease in cost of sales, primarily due to a decrease in Buying Group sales.

    Cost of services. Cost of services increased to $2.2 million for the three months ended September 30, 2003 from $1.9 million for the three months ended September 30, 2002, an increase of $0.3 million or 20.4%. This increase is primarily due to the increase in consumer vision services during the period.

    Selling, general and administrative expenses. Selling, general and administrative expenses increased to $10.2 million for the three months ended September 30, 2003, from $6.6 million for the three months ended September 30, 2002, an increase of $3.6 million or 55.2%. This increase primarily represents operating expenses of Wise Optical and includes $0.3 million of Wise integration related expenses, which mainly consist of severance, stay bonuses and professional fees

    Goodwill impairment loss. During the quarter ended September 30, 2003, we recorded a non-cash goodwill impairment loss of $1.3 million in our Distribution and Technology segment, as a result of an interim impairment test of goodwill. We performed an interim impairment test due to recent decreases in sales by the Buying Group and significant operating losses at Wise Optical. As the first step of our test, we utilized multiples of earnings of comparable companies to estimate fair value, which resulted in carrying value in excess of estimated fair value, indicating impairment. We were unable to complete the second step of the impairment test, which is used to measure the amount of impairment loss, if any. However, since goodwill impairment is probable and can be reasonably estimated, we recorded a goodwill impairment charge of $1.3 million in September 2003, which represents our best estimate of impairment. We plan to complete the second step of our interim impairment test during the fourth quarter of 2003 and any adjustment to the estimated loss will be recorded at that time.

    Interest expense. Interest expense decreased to $0.3 million for the three months ended September 30, 2003 from $0.8 million for the three months ended September 30, 2002, a decrease of $0.5 million. This decrease in interest expense is primarily due to a decrease in the average outstanding debt balance.

    Income tax expense (benefit). For the three months ended September 30, 2003, we recorded $5.0 million of income tax expense, which includes a $1.0 million income tax benefit on our loss from continuing operations and $6.0 million of tax expense to establish a full valuation allowance against our deferred tax assets. The valuation allowance was established based on the weight of historic available evidence, that it is more likely than not that the deferred tax assets will not be realized. We recorded an income tax benefit of $0.2 million for the three months ended September 30, 2002, which represents the tax benefit on the loss from continuing operations at the statutory rate after adjusting for non-deductible expenses.

    Discontinued operations. In May 2002, the company's Board of Directors approved management's plan to dispose of the company's North Carolina retail optometry division. During the quarter ended September 30, 2002 the company recorded an additional loss on disposal of discontinued operations of $0.2 million, primarily due to changes in estimated closing costs and increases in the carrying value of the net assets held for sale as a result of operations from June 30, 2002 through the sale date. Income generated by the discontinued operations, net of tax, for the three months ended September 30, 2002 was $0.1 million. On August 12, 2002 the company consummated the sale of its North Carolina retail optometry operations.


Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

    Managed Vision revenue. Managed Vision revenue remained unchanged at $22.0 million for the nine months ended September 30, 2003 and 2002. During the second quarter of 2003 the Texas state legislature made changes to its Medicaid program and as a result HMO Blue, with whom we maintained a Medicaid contract, withdrew from Texas' Medicaid program effective September 1, 2003. Therefore, our contract with HMO Blue terminated on September 1, 2003. This contract generated revenue of $1.7 million from January 1, 2003 through the termination date. In addition and also effective September 1, 2003, the Texas state legislature no longer funds a vision benefit in its Children's Health Insurance Program. We maintained a number of contracts through this program that terminated on September 1, 2003. Those contracts generated revenues of $2.0 million from January 1, 2003 through the termination date. The decrease in revenue associated with the loss of this business in Texas was offset by new contracts and price increases.

    Product sales revenue. Product sales revenue increased to $57.0 million for the nine months ended September 30, 2003, from $31.7 million for the nine months ended September 30, 2002, an increase of $25.3 million or 80.1%. This increase is primarily due to our acquisition of Wise Optical on February 7, 2003, which generated product sales revenue of $32.8 million for the nine months ended September 30, 2003 and a $0.2 million increase in consumer vision product sales. This increase in revenue is partially offset by a $ 7.7 million decrease in Buying Group revenue, due to a decrease in sales volume. The decrease in Buying Group sales volume is primarily due to the loss of the business of Optometric Eye Care Centers, P.A. and its franchise affiliates and, to a lesser extent, due to consolidation in the eye care industry whereby smaller independent eye care businesses are being replaced by larger eye care chains that purchase directly from vendors. We expect consolidation in this market to continue and potentially further reduce the Buying Group's market share and revenue, however, we do not expect this trend to have a material impact on our overall profitability.

    Other services revenue. Other services revenue increased to $16.2 million for the nine months ended September 30, 2003 from $15.5 million for the comparable period in 2002, an increase of $0.7 million or 4.8%. This increase is comprised of a $1.0 million increase in Consumer Vision services revenue due to increased services volume in the optometry and surgical areas and a $0.4 million increase in software services revenue due to an increase in sales volume. These increases were offset by a $0.7 million decrease in fees collected under our HSO agreements primarily due to disputes with certain physician practices, which are parties to these agreements. We continue to be in litigation with several of these practices and intend to continue to pursue settlement of these matters in the future.

    Other income. Other income for the nine months ended September 30, 2003 was $2.7 million compared to $1.3 million for the nine months ended September 30, 2002, an increase of $1.4 million. This increase is due to an increase in settlements on HSO contracts.

    Medical claims expense. Medical claims expense increased to $17.3 million for the nine months ended September 30, 2003, from $16.8 million for the nine months ended September 30, 2002, an increase of $0.5 million. The medical claims expense loss ratio (MLR) representing medical claims expense as a percentage of Managed Vision revenue increased to 78.4% in 2003, from 76.5% in 2002. The MLR was lower in 2002 primarily due to a favorable adjustment to the reserve of $0.6 million in 2002. In addition, the MLR in 2003 was negatively impacted by the recent change in the Texas state legislature, which no longer funds a vision benefit in its Children's Health Insurance Program, and which resulted in an increase in claims as utilization increased prior to the elimination of the benefit.

    Cost of product sales. Cost of product sales increased to $44.3 million for the nine months ended September 30, 2003, from $25.2 million for the nine months ended September 30, 2002, an increase of $19.1 million or 75.3%. This increase is primarily due to a $26.7 million increase in product costs from an increase in sales volume due to the acquisition of Wise Optical in February 2003. This increase is partially offset by a $7.2 million decrease in product costs related to the decrease in sales volume generated by our Buying Group and a $0.4 million decrease in product costs in our Consumer Vision business.

    Cost of services. Cost of services increased to $6.7 million from $6.1 million for the nine months ended September 30, 2003 and 2002, respectively, representing an increase of $0.6 million or 8.9%. Of this increase $0.4 million is due to the increase in software sales volume and $0.2 million is due to an increase in consumer vision services.

    Selling, general and administrative expenses. Selling, general and administrative expenses increased to $28.9 million for the nine months ended September 30, 2003, from $19.1 million for the nine months ended September 30, 2002, an increase of $9.8 million or 51.5%. Of this increase, approximately $8.5 million represents operating expenses of Wise Optical, including $1.0 million of Wise integration related costs consisting primarily of severance, stay bonuses, legal, consulting and other professional fees. The remaining $1.3 million primarily represents increased compensation and professional fees of the company.

    Goodwill impairment loss. For the nine months ended September 30, 2003, we recorded a non-cash goodwill impairment loss of $1.3 million in our Distribution and Technology segment, as a result of an interim impairment test. We performed an interim impairment test due to recent decreases in sales by the Buying Group and significant operating losses at Wise Optical. As the first step of our test, we utilized multiples of earnings of comparable companies to estimate fair value, which resulted in carrying value in excess of estimated fair value, indicating impairment. We were unable to complete the second step of the impairment test, which is used to measure the amount of impairment loss, if any. However, since goodwill impairment is probable and can be reasonably estimated, we recorded a goodwill impairment charge of $1.3 million in September 2003, which represents our best estimate of impairment.

    Interest expense. Interest expense decreased to $1.7 million for the six months ended September 30, 2003 from $2.3 million for the nine months ended September 30, 2002, a decrease of $0.6 million. This decrease in interest expense is primarily due to the decrease in the average outstanding debt balance.

    Gain (loss) on extinguishment of debt. The $1.8 million loss on extinguishment of debt for the nine months ended September 30, 2003 represents the write-off of deferred financing fees and debt discount associated with the exchange of $16.2 million of debt for Series C Preferred Stock, which occurred on May 12, 2003. The $8.8 million gain on extinguishment of debt for the nine months ended September 30, 2002 was the result of our capital restructuring in January 2002. The gain is comprised of approximately $10.0 million of forgiveness of principal and interest by Bank Austria, our former senior secured lender, and was partially offset by the write-off of $1.2 million of related unamortized deferred financing fees and debt discount.

    Income tax expense (benefit). For the nine months ended September 30, 2003, we recorded $4.9 million of income tax expense, which includes $1.1 million of an income tax benefit on our loss from continuing operations, offset by $6.0 of tax expense to establish a full valuation allowance against our deferred tax assets. The valuation allowance was established based on the weight of historic available evidence, that it is more likely than not that the deferred tax assets will not be realized. The tax expense for the nine months ended September 30, 2002 of $3.3 million was primarily due to $3.5 million of tax expense associated with the $8.8 million gain on extinguishment of debt, partially offset by $0.2 million of tax benefit on other operating losses of $.7 million.

    Discontinued operations. In May 2002, the company's Board of Directors approved management's plan to dispose of the net assets used in the retail optical and optometry practice locations we operated in North Carolina. On August 12, 2002, we consummated the sale of those assets, which resulted in a $4.1 million loss on disposal. Income from discontinued operations, net of tax, for the nine months ended September 30, 2002 was $0.3 million, representing income generated from this operation prior to its disposal on August 12, 2002.


CRITICAL ACCOUNTING ESTIMATES

    The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Management bases its estimates and judgments on historical experience, current economic and industry conditions and on various other facts that are believed to be reasonable under the circumstances. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

    Management believes critical accounting estimates are used in determining the adequacy of the allowance for doubtful accounts, insurance disallowances, managed care claims accrual, valuation allowance for deferred tax assets and in evaluating goodwill and intangibles for impairment. During the three months ended September 30, 2003, as further described above, we made significant changes to our estimates surrounding the valuation of our deferred tax assets and goodwill.


LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 2003, we had cash and cash equivalents of approximately $2.2 million, $1.8 million of borrowings outstanding under our term loan with CapitalSource, $8.7 million of advances outstanding under our revolving credit facility with CapitalSource and $1.6 million of additional availability under our revolving credit facility. Although we may borrow up to $15 million under the revolving credit facility, the maximum amount which may be advanced is limited to the value derived from applying advance rates to eligible accounts receivable and inventory. As of September 30, 2003 the advance rates were (i) 80% of accounts receivable of Wise Optical (ii) 85% of all other accounts receivable, (iii) 50% of inventory of Wise Optical and (iv) 55% of all other inventory.

    Our primary sources of liquidity have been cash flows generated from operations and borrowings under our credit facility. Our principal uses of liquidity are to provide working capital, meet debt service requirements and finance capital expenditures. Due to our non-compliance with the minimum fixed charge ratio financial covenant contained in the CapitalSource Loan and Security Agreement and anticipated cash shortfalls in December 2003 through February 2004, primarily as a result of losses incurred at Wise Optical, integration expenses and, to a lesser extent the seasonality of our business (as further described below), on November 14, 2003 we amended the terms of the term loan and revolving credit facility with CapitalSource. This amendment provides for the following: (i) an increase to our term loan of $0.3 million and an extension of the maturity date of our term loan from January 25, 2004 to January 25, 2006,
(ii) an extension of the maturity of our revolving credit facility from January 25, 2005 to January 25, 2006, (iii) a permanent increase to the advance rate on eligible receivables of Wise Optical from 80% to 85%, (iv) a temporarily increase to the advance rate on Wise eligible inventory from 50 to 55% through March 31, 2004, (v) access to a $0.7 million temporary over-advance bearing interest at prime plus 5 1/2%, which is to be repaid in full by March 31, 2004, and is guaranteed by Palisade (vi) a waiver of our non-compliance with the minimum fixed charge ratio financial covenant through March 31, 2004 and (v) an increase in our minimum tangible net worth financial covenant from $(27) million to ($10) million. In connection with this amendment, we agreed to pay CapitalSource $80,000 in financing fees and received a waiver from CapitalSource for non-compliance with our fixed charges financial covenant (see also "The CapitalSource Loan and Security Agreement"). The amendment also includes an additional $150,000 termination fee if the Company terminates the revolving credit facility prior to December 31, 2004. Additionally, if the Company terminates the revolving credit facility pursuant to a refinancing with another commercial financial institution, it shall pay CapitalSource, in lieu of a termination fee, a yield maintenance amount. The yield maintenance amount shall mean an amount equal to the difference between (i) the all-in effective yield which could be earned on the revolving balance through January 25, 2006, and
(ii) the total interest and fees actually paid to CapitalSource on the revolving credit facility prior to the termination date or date of prepayment.

    We believe that our cash flow from operations, borrowings under our amended credit facility and operating and capital lease financing will provide us with sufficient funds to finance our operations for the next 12 months. If, however, additional funds are needed, we may attempt to raise such funds through the issuance of equity or convertible debt securities. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and our stockholders may experience dilution of their interest in us. If additional funds are needed and are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to competitive pressures may be significantly limited.

    On November 13, 2003, the Texas Commissioner of Insurance reduced the required minimum net worth for our Texas HMO subsidiary from $1,000,000 to $500,000, which will improve the Company's liquidity.


Seasonality

    Our revenues are generally affected by seasonal fluctuations in the Consumer Vision and Distribution and Technology segments. During the winter and summer months, we generally experience a decrease in patient visits and product sales. As a result, our cash, accounts receivable, and revenues decline during these periods and, since we retain certain fixed costs related to staffing and facilities, our cash flows can be negatively affected.


Cash Flows

    Net cash used in operating activities was $0.2 million for the nine months ended September 30, 2003 and primarily consisted of a $10.5 million net loss, which was partially offset by net non-cash charges of $ 9.8 million and $0.5 million of changes in operating assets and liabilities. Net cash used in operating activities for the nine months ended September 30, 2002 of $0.9 million was primarily driven by income from continuing operations of $4.8 million and cash provided by discontinued operations of $1.0 million, which were partially offset by net non-cash expenses of $2.8 million, and $3.9 million of net changes in operating assets and liabilities.

    Net cash used in investing activities was $6.8 million for the nine months ended September 30, 2003 compared to net cash provided by investing activities of $2.0 million for the same period in 2002. Net cash used in investing activities for the nine months ended September 30, 2003 included $6.2 million to purchase the net assets (excluding cash) of Wise Optical, a deposit of $0.6 million into restricted certificates of deposit to secure standby letters of credit to establish and collateralize a new wholly owned subsidiary, OptiCare Vision Insurance Company, Inc., to operate as a captive insurance company domiciled in South Carolina, as part of our Managed Vision division's entrance into the "direct-to-employer" market and $0.9 million used to purchase fixed assets. These uses of cash were offset by $0.8 million of cash resulting from refunds of escrow deposits and payments on our notes receivable. Net cash provided by investing activities in 2002 consisted principally of $3.9 million in net cash received from the sale of discontinued operations, which was partially offset by a $1.4 million payment we made to reacquire certain notes receivable and contractual rights as part of our capital restructuring in January 2002 and $0.5 million paid for the purchase of fixed assets.

    Net cash provided by financing activities was $6.1 million for the nine months ended September 30, 2003 compared to net cash used in financing activities of $1.2 million for the nine months ended September 30, 2002. Net cash provided by financing activities in 2003 included a $7.2 million net increase in borrowings under our revolving credit facility, which was primarily used to finance our purchase of the net assets of Wise Optical. This $7.2 million increase was partially offset by $0.9 million in principal payments on debt and $0.2 million in financing fees related to the increase in our credit facility in February 2002 and the conversion of debt to equity in May 2003. Net cash provided by financing activities in 2002 consisted of approximately $27.5 million from the issuance of debt and preferred stock which was offset by a $2.2 million net decrease in our revolving credit facility, $25.0 million of principal payments on long-term debt (primarily related to our capital restructuring in January 2002) and $1.5 million in financing costs.


The CapitalSource Loan and Security Agreement

    In January 2002, we entered into a credit facility with CapitalSource Finance, LLC consisting of a $3.0 million term loan and a $10.0 million revolving credit facility. In February 2003, in connection with our acquisition of Wise

Optical, the revolving credit facility was amended to $15.0 million. Although we may borrow up to $15 million under the revolving credit facility, the maximum amount which may be advanced is limited to the value derived from applying advance rates to eligible accounts receivable and inventory. As of September 30, 2003 the advance rates under our revolving credit facility were (i) 80% of accounts receivable of Wise Optical (ii) 85% of all other accounts receivable,
(iii) 50% of inventory of Wise Optical and (iv) 55% of all other inventory. We are required to make monthly principal payments of approximately $24,000 on the term loan with the balance due at maturity. The interest rate applicable to the term loan equals the prime rate plus 3.5% (but not less than 9%) and the interest rate applicable to the revolving credit facility is prime rate plus 1.5% (but not less than 5.75%).

    On November 14, 2003 we entered into an amendment of the terms of our term loan and credit facility with CapitalSource to, among other things, (i) increase our term loan by $0.3 million and extend the maturity date of the term loan from January 25, 2004 to January 25, 2006, (ii) extend the maturity date of our revolving credit facility from January 25, 2005 to January 25, 2006, (iii) permanently increase the advance rate on eligible receivables of Wise Optical from 80% to 85%, (iv) temporarily increase the advance rate on eligible inventory of Wise Optical from 50% to 55% through March 31, 2004, and (v) provide access to a $0.7 million temporary over-advance bearing interest at prime plus 5 1/2%, which is to be repaid in full by March 31, 2004, and is guaranteed by Palisade (vi) waive our non-compliance with the minimum fixed charge ratio financial covenant through March 31, 2004 and (vii) increase our minimum tangible net worth financial covenant from ($27) million to ($10) million. Accordingly, we have classified the current and long-term portions of our bank debt on our consolidated balance sheet at September 30, 2003 based on the new maturity dates of the amended term loan and revolving credit facility. In connection with the foregoing amendment, we agreed to pay CapitalSource $80,000 in financing fees. The amendment also includes an additional $150,000 termination fee if the Company terminates the revolving credit facility prior to December 31, 2004. Additionally, if the Company terminates the revolving credit facility pursuant to a refinancing with another commercial financial institution, it shall pay CapitalSource, in lieu of a termination fee, a yield maintenance amount. The yield maintenance amount shall mean an amount equal to the difference between (i) the all-in effective yield which could be earned on the revolving balance through January 25, 2006, and (ii) the total interest and fees actually paid to CapitalSource on the revolving credit facility prior to the termination date or date of prepayment.

    The term loan and revolving credit facility with CapitalSource are subject to a Loan and Security Agreement. The Loan and Security Agreement contains certain restrictions on the conduct of our business, including, among other things, restrictions on incurring debt, purchasing or investing in the securities of, or acquiring any other interest in, all or substantially all of the assets of any person or joint venture, declaring or paying any cash dividends or making any other payment or distribution on our capital stock, and creating or suffering liens on our assets. We are required to maintain certain financial covenants, including a minimum fixed charge ratio and to maintain a minimum net worth. Upon the occurrence of certain events or conditions described in the Loan and Security Agreement (subject to grace periods in certain cases), including our failure to meet the financial covenants, the entire outstanding balance of principal and interest would become immediately due and payable. Due to losses incurred by Wise Optical, we did not meet our minimum fixed charge ratio financial covenant for the three months ended September 30, 2003. However, in connection with the amendment to the terms of our term loan and credit facility with CapitalSource as noted above, we have received a waiver for non-compliance of this covenant through March 31, 2004 from CapitalSource and the minimum net worth covenant has been increased from ($27) million to $(10) million.

    Our subsidiaries guarantee payments and other obligations under the credit facility and we (including certain subsidiaries) have granted a first-priority security interest in substantially all our assets to CapitalSource. We also pledged the capital stock of certain of our subsidiaries to CapitalSource.


The Series B Preferred Stock

    As of September 30, 2003, we had 3,204,959 shares of Series B Preferred Stock issued and outstanding. Subject to the senior liquidation preference of the Series C Preferred Stock described below, the Series B Preferred Stock ranks senior to all other currently issued and outstanding classes or series of our stock with respect to dividends, redemption rights and rights on liquidation, winding up, corporate reorganization and dissolution. Each share of Series B Preferred Stock is convertible into a number of shares of common stock equal to such share's current liquidation value, divided by a conversion price of $0.14, subject to adjustment for dilutive issuances. The number of shares of common stock into which each share of Series B Preferred Stock is convertible will increase over time because the liquidation value of the Series B Preferred Stock, which was $1.71 per share as of September 30, 2003, increases at a rate of 12.5% per year, compounded annually.


The Conversion of Our Senior Subordinated Secured Loans Into Series C Preferred Stock

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

    On May 12, 2003, Palisade and Ms. Yimoyines exchanged the entire amount of principal and interest due to them under the senior secured loans, totaling an aggregate of $16.2 million, for a total of 406,158 shares of Series C Preferred Stock, of which 403,256 shares were issued to Palisade Concentrated Equity Partnership, L.P. and 2,902 shares were issued to Linda Yimoyines. The aggregate principle and interest was exchanged at a rate equal to $.80 per share, the agreed upon value of our common stock on May 12, 2003, divided by 50 (or $40.00 per share). The Series C Preferred Stock has an aggregate liquidation preference of $16.2 million and ranks senior to all other currently issued and outstanding classes or series of our stock with respect to liquidation rights. Each share of Series C Preferred Stock is convertible into 50 shares of common stock and has the same dividend rights, on an as converted basis, as our common stock.


Contractual Obligations

    As discussed above, in May 2003, the senior secured loans to Palisade and Ms. Yimoyines were exchanged for Series C Preferred Stock and in November 2003 we amended our credit facility with CapitalSource, which extended its maturity date to 2006. As a result, the remaining principal payments on our long-term debt, as of September 30, 2003, are payable as follows: 2003- $114; 2004 - $410; 2005 - $286; 2006 - $9,900.


RECENT ACCOUNTING CHANGES

    Effective January 1, 2003, we adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting For Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of this statement did not have a material impact on our financial position or results of operations.

    Effective January 1, 2003, we adopted SFAS No. 145, "Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections". SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No.13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No.145 related to classification of debt extinguishment are effective for fiscal years beginning after May 15, 2002. As a result of our adoption of SFAS No. 145, we reclassified our previously reported gain from extinguishment of debt of $8.8 million and related income tax expense of $3.5 million in 2002 from an extraordinary item to continuing operations.

    Effective January 1, 2003, we adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" and nullified EITF Issue No. 94-3. SFAS No.146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No 94-3 had recognized the liability at the commitment date of an exit plan. There was no effect on our financial statements as a result of such adoption.

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

    In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. The consolidation provisions of this interpretation are required immediately for all variable interest entities created after January 31, 2003, and our adoption of these provisions did not have a material effect on our financial position or results of operations. For variable interest entities in existence prior to January 31, 2003, the consolidation provisions of FIN 46 are effective December 31, 2003 and are not expected to have a material effect on our financial position or results of operations.

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

    In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Most of the guidance in SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS No. 150 did not have a material impact on our financial position or results of operations.


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

         o The fact that if we fail a financial covenant in the future (beyond the date of our current waiver) or otherwise default on our debt, our creditors could foreclose on our assets;

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

         o Failure to timely and effectively integrate our acquisition of Wise Optical, decrease its operating losses and profitably manage its operations in the future ;

         o Failure to effectively compete in the marketplace with other distributors, including an entity created by the former owner of Wise Optical; and

         o Other risks and uncertainties discussed elsewhere in this Form 10-Q and detailed from time to time in our periodic earnings releases and reports filed with the Securities and Exchange Commission.


    Except as required by law, we undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.


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

    We do not expect changes in interest rates to have a material effect on income or cash flows in the year 2003, although there can be no assurances that interest rates will not significantly change. A 10% change in the interest rate payable by us on our variable rate debt would have increased or decreased the nine-month interest expense by approximately $65,000 assuming that our borrowing level is unchanged. We did not use derivative instruments to adjust our interest rate risk profile during the nine months ended September 30, 2003.

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

       b.  Reports on Form 8-K filed in the period covered by this report:

           On August 12, 2003 we filed a Current Report on Form 8-K pursuant to
       Item 9 (Regulation FD Disclosures) to furnish a press release reporting results of our second quarter of fiscal 2003.



                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be filed on its behalf by the undersigned, hereunto duly authorized.


Date: November 14, 2003        OPTICARE HEALTH SYSTEMS, INC.



                                By:  /s/ William A. Blaskiewicz
                                     -------------------------------------------
                                     William A. Blaskiewicz
                                     Vice President and Chief Financial Officer
                                     (Principal Financial and Accounting
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