Form 10-K
period 2003-12-31
OPTICARE HEALTH SYSTEMS INC
filed 2004-03-30
CIK 311046

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                                       OR

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2 ). [ ]Yes    [X]No

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the closing market price as reported on the American Stock Exchange on June 30, 2003, the last business day of the registrant's most recently completed second fiscal quarter, was $4,920,389.

The number of shares outstanding of the registrant's Common Stock, par value $.001 per share, as of March 1, 2004, was 30,386,061 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III of this Annual Report on Form 10-K is incorporated herein by reference to the registrant's Proxy Statement for the 2004 Annual Meeting of Stockholders.

                          OPTICARE HEALTH SYSTEMS, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                            PAGE
                                     PART I

ITEM 1.   BUSINESS ............................................................3
ITEM 2.    PROPERTIES ........................................................18
ITEM 3.    LEGAL PROCEEDINGS .................................................18
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...............21


                                       PART II

ITEM 5.    MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS ..............................................24
ITEM 6.   SELECTED FINANCIAL DATA ............................................25
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS ..............................26
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .........42
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ........................42
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE .............................................42
ITEM 9A.  CONTROLS AND PROCEDURES ............................................43

                                     PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY ....................43
ITEM 11.  EXECUTIVE COMPENSATION .............................................43
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS .......................43
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .....................44
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES .............................44

                                      PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT
            SCHEDULES, AND REPORTS ON FORM 8-K ...............................44


SIGNATURES ..........................................,........................51

                                     PART I

ITEM 1. BUSINESS

THE FOLLOWING BUSINESS SECTION CONTAINS FORWARD-LOOKING STATEMENTS, WHICH INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS. (SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--RISK FACTORS").

GENERAL

     OptiCare Health Systems, Inc. is an integrated eye care services company focused on providing managed vision and professional eye care products and services. We operate in three distinct segments of the eye care market which, together, cover virtually every major sector of that market:

     o Our Managed Vision Division contracts with insurers, employer groups, managed care plans, HMOs and other third-party payers to manage claims payment administration of eye health benefits for contracting parties in eight states and to provide insurance coverage relating to certain eye care products and services.

     o Our Consumer Vision Division sells retail optical products to consumers and owns and/or operates integrated eye health centers, professional optometric practices and surgical facilities in Connecticut where comprehensive eye care services are provided to patients. We also own a manufacturing laboratory in Connecticut, in which prescription eyeglasses are fabricated and supplied to all of our Connecticut locations.

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

     We make available free of charge through the Investor Relations section of our web site our Corporate Code of Conduct and Ethics and our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the SEC). The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room, 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Because we file reports and other information with the SEC electronically, the public may obtain access to those documents at the SEC's Internet web site: http://www.sec.gov.


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

     In the U.S., ophthalmologists and optometrists have traditionally delivered eye care services. Optical products are typically dispensed by opticians. Ophthalmologists are specifically trained physicians who have completed four years of medical school, obtained a medical degree and have received specialty training in ophthalmology. Ophthalmologists are licensed to conduct diagnostic examinations and to perform ophthalmic surgery. Optometrists complete four years of optometry school and are generally licensed to perform routine eye examinations and prescribe corrective optical devices (principally eyeglasses and contact lenses). Optometrists do not perform surgery, but often provide pre- and post-operative care. Opticians measure, fabricate, fit and adjust glasses as requested by patients and as prescribed by doctors. They also perform routine repairs and dispense eyeglasses and contact lenses. There are approximately 20,000 practicing ophthalmologists and 31,000 practicing optometrists in the U.S.

     The U.S. market for eye care services and optical products is large and growing. Approximately 61% of the U.S. population--169 million people--require some form of vision correction; and over 100 million--or some 60% of those consumers--purchase eye wear each year. Annual market growth rates of 2% to 5% are expected to continue for the next several years. The single most compelling explanation for such growth is demographics, and, specifically the aging baby boom segment of the population. The need for corrective lenses is highly correlated with age. While 63% of 25-44 year-olds need such lenses, 95% of 45-64 year-olds require them. As the median age of the population increases (the portion of the U.S. population age 45 and over is projected to grow 21% from 2001 to 2010), the number of Americans requiring vision correction is expected to grow. Further, the rise of third-party plan providers continues to fuel growth in the industry. Since 1989, the portion of the eye care population covered by third-party plan providers has grown from 40% to 54%.

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

Eye Care Services and Products

     We expect the demand for optical products and eye care services to show steady growth. We believe that the aging of the population, including the "baby boom" generation, will increase the demand for optical products and eye care services such as the medical and surgical treatment of such common disorders as glaucoma, macular degeneration, diabetic retinopathy and cataracts. For instance, Glaucoma affects approximately 3 million people in the U.S. and is projected by industry sources to double by 2030. 2.7 million cataract surgeries were performed in 2002, and that number is expected to increase to approximately
3.2 million by 2007. Since patients over the age of 65 are most affected by these eye disorders, the Medicare program is the primary payer for treatment, including surgical treatment, of these disorders.

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

     We believe that enrollment in health care insurance plans, which provide coverage of eye care services will continue to grow. We expect this trend will be supported by managed care plans offering enhanced vision and eye care benefits in order to more aggressively compete for potential membership.

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


Managed Vision Division

Description

     Our Managed Vision Division contracts with insurers, insurance fronting companies, employer groups, managed care plans, HMOs and other third-party payers to manage claims payment and administration of eye health benefits for those contracting parties in Connecticut, Colorado, Georgia, Missouri, New York, North Carolina, Tennessee and Texas. The typical range of benefits administered includes well eye exams, prescription optical products and medical and surgical services related to eye care.

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

     We believe that our managed care services provide significant value to third-party payers by delivering high quality managed eye care benefits to plan members and comprehensive, cost-effective administrative services to the third-party payers. We believe that we are well positioned to compete for all types of eye care contracts because of our managed care expertise, sophisticated information systems, third party provider relationships and operating history.

Strategy

    Recognizing the significant growth potential of this market segment, we are:

     o Expanding our sales and marketing capabilities to organically grow in certain South-East and North-East markets;

     o Positioning ourselves to contract for business directly with employer groups and other associations, thereby reaching another sector of the third-party payer market and broadening the base of our revenue stream;

     o Increasing our market density, which will enable us to offer cost advantages by directing volume to targeted manufacturers, thereby increasing the value of our services to the practitioners who contract with us; and

     o Offering non-insurance related products, including Administrative Services Only (ASO) and IRC Section 125 plans, with benefits that include the administration of well eye examinations and/or prescription optical products.

Market Position

     As of December 31, 2003, we administered eye care benefit programs, delivered through networks of eye care professionals nationwide, for approximately 2 million benefit enrollees under capitation (i.e., payment by an insurer to a managed care entity or network of a fixed amount per member or per enrollee each month, quarter or year) and/or fee-for-service arrangements.

Customers

Our Managed Care Vision Benefits' customers include insurers, managed care plans, HMOs and other third-party payers. With the advent of our Direct-to-Employer suite of products, our customer base is being enlarged to include, among others, employers, employer groups, unions, trade organizations and municipalities. We have six managed vision contracts with two insurers, CIGNA and United St. Louis, which account for 14 % of the our consolidated revenue in 2003. CIGNA experienced a decline in membership in January 2004, which translates into a $2.0 million decline in our annual revenue, however, a new contract with a different payor became effective March 1, 2004, which will offset this decrease in revenue.

     Most of our contracts have terms of one to three years and contain an automatic renewal provision for additional one-year periods and grant either party the right to terminate the contract upon 90-180 days' notice.

Products & Services

     OptiCare is distinguished in the eye care insurance industry because it offers a number of different risk-bearing contractual relationships for its clients. In addition to traditional "Managed Care Vision Benefits," described in the first point below, we began offering a new suite of products in February of 2003, which we refer to as our "Direct-to-Employer" products, described in the second, third and fourth points below.

     o Managed Care Vision Benefits - We administer vision benefits for health plans to over 2 million benefit lives under capitation and fee-for-service arrangements. Benefits administered under these programs are for well vision, preventive exams and optical hardware in addition to medical and surgical eye care benefits. We assume partial or full financial risk with respect to nearly all of the lives for which we administer vision benefits. We have been administering benefits of this nature for more than ten years.

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

Operations

     The following are the principal components of our Managed Vision operations:

     o Provider Contracting - Upon obtaining a managed care contract, we typically define and/or develop a network of ophthalmologists, optometrists and opticians to provide the eye care services required under the contract. Generally, we attempt to contract first with eye care professionals with whom we have an existing contractual relationship. Additionally, we seek to enter into contracts with independent eye care professionals as well as to work in conjunction with our partners to build networks that meet set access standards.

     o Provider Credentialing - Under most contracts, we "credential" eye care professionals (i.e., establish to both our, and the third-party payer's, satisfaction the credentials of such professionals) who provide the eye care services specified under the contract to the third-party payer's members. In addition to our network enrollment process, we credential when requested by the health plan or as required by state law consistent with the standards established by those plans or applicable law. In those instances, we undertake a review process on each prospective eye care professional, which includes obtaining a copy of the state license and Drug Enforcement Agency number, verifying hospital privileges, liability insurance and board certification and reviewing work history.

          In conducting our credentialing reviews, we apply the national standards--set by the National Committee for Quality Assurance--by which health plans are measured for compliance with quality assurance initiatives. OptiCare was re-awarded accreditation in 2003 as a Credentialing Verification Organization by the National Committee for Quality Assurance for 11 out of 11 elements. Eye care professionals, who are credentialed for our panels, are currently re-credentialed every three years.

     o Claims Payment - For most contracted payers, we pay claims to our network providers for services rendered in the fulfillment of vision benefits for members. We also have Internet capabilities for authorizations (if needed), direct claim submission and claim tracking. Additionally, we accept claims via electronic data interchange, allowing providers to send claims through their own practice management software. We believe these enhancements have continued to help lower our cost of operations, improve service, and speed the payment cycle to our providers.

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

     o Utilization Management - Our Utilization Management staff ensures that established clinical criteria are followed in provision of services and benefits to members. Using proprietary clinical criteria for eye care procedures that are based on Center for Medicare and Medicaid Services' local carrier policy and the American Academy of Ophthalmology's guidelines, we work with eye care professionals to determine appropriate eye care treatments. While these practices are intended to reduce unnecessary procedures--and therefore costs--there can be no assurance that costs may not become excessive.

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

Legal & Compliance

     Our Managed Vision Division is subject to the following legal requirements and regulations:

     Licensing Requirements. Most states impose strict licensure requirements on health insurance companies, HMOs and other companies that engage in the business of insurance, pre-paid health care or defined managed care activities. In some states, these laws do not apply to the discounted fee-for-service or capitation programs between insurers and provider networks contracting with those insurers.

     Certain states, however, such as Texas, where we work strictly on a capitated basis, require that the risk-bearing entity (e.g., the managed care company) be licensed for capitated arrangements unless that entity qualifies under certain exceptions (such as that it be a professional corporation which is owned by eye care providers). We do not qualify for such an exception. As a risk-bearing entity, we are currently licensed only in Texas and operate our capitated arrangements through a wholly-owned, single-service HMO subsidiary, AECC Total Vision Health Plan of Texas, Inc. (See "--Regulation of Our HMO Subsidiary")

     If we are required to become licensed under the laws of states other than Texas for our Managed Care Vision Benefits products, the licensure process can be lengthy and time consuming. In states where we already are conducting such business, unless the regulatory authority permits us to continue to operate while the licensure process is progressing, we could suffer losses of revenue that would result in material adverse changes in our business while the licensing process is pending. In addition, licensing requirements may mandate strict financial and other requirements we may not immediately be able to meet and which, if waivers or other exemptions are not available, might cause us to withdraw from those states or otherwise cause a material adverse change to our business, operations or financial position. (The same risks may not apply to the same degree for our Direct-to-Employer suite of products due to our relationship with Fidelity Security Life Insurance Company, which is licensed to write life and health insurance in all 50 states (New York, reinsurance only).) Once licensed, we would be subject to regulatory compliance and required to report to the licensing authority.

     We also hold a license as a third-party administrator in North Carolina, South Carolina and Texas and are a licensed utilization review agent in South Carolina, Texas, Tennessee and New York. In addition, we have applied for a preferred provider network license in Connecticut.

     In New Jersey we have applications on file to become a Certified Organized Delivery System and a third-party administrator.

     These same requirements, it should be noted, can also serve as a barrier to entry to competition in states where such licensure is required.

     Regulation of Our Capitve Insurance Subsidiary. Our Captive Insurance Company subsidiary, Opticare Vision Insurance Company (OVIC) is a licensed Captive Insurance Company domiciled in South Carolina. It is subject to regulation and supervision by the South Carolina Department of Insurance who requires us to maintain $500,000 of unencumbered capital and surplus.

     Regulation of Our HMO Subsidiary. Our Texas HMO subsidiary, AECC Total Vision Health Plan of Texas, Inc. is a licensed single service HMO. It is subject to regulation and supervision by the Texas Department of Insurance, which has broad administrative powers relating to standards of solvency, minimum capital and surplus requirements, maintenance of required reserves, payment of dividends, statutory accounting and reporting practices and other financial and operational matters. The Texas Department of Insurance requires that stipulated amounts of paid-in-capital and surplus be maintained at all times. Our Texas HMO subsidiary is required by terms of an Order of the Commissioner of Insurance, dated August 12, 1999, as modified in November 2003, to maintain a minimum net worth of $500,000. Dividends payable to us by our Texas HMO subsidiary are generally limited to the lesser of 10% of statutory-basis capital and surplus or net income of the preceding year excluding realized capital gains.

     Third Party Administration Licensing. Some states require licensing for companies providing administrative services in connection with managed care business. We currently hold third party administrator licenses in North Carolina and Texas. We may seek licenses in the states where they are required for eye care networks, if needed. In the event such licensure is required and we are unable to obtain a license, we may be forced to withdraw from that state, which could have a material adverse effect on our business.

     Direct-to-Employer Insurance Products. Fidelity Security Life Insurance Company, a carrier licensed to write life and health insurance in all 50 states (New York, reinsurance only), underwrites our insured product. Fidelity has been rated A- (Excellent), based on an analysis of financial position and operating performance by A.M. Best Company, an independent analyst of the insurance industry. Our insured product, offered through Fidelity, is reinsured through OptiCare Vision Insurance Company, Inc., our wholly-owned subsidiary, which is domiciled in South Carolina and has received approval to operate as a captive insurance company from the South Carolina Department of Insurance.

     Preferred Provider Networks. We previously registered as a preferred provider network (PPN) with the Connecticut Office of Health Care Access. In 2003 this regulatory function was transferred to the Department of Insurance and the definition of a PPN was revised to focus on entities assuming financial risk. We have an application pending with the Department of Insurance for a PPN in Connecticut. Many states have provider network licensure registration requirements and many of these mandate that an organization have specified financial reserves or insolvency protections and provide financial reporting and disclosures to state officials. Our activities over time in Connecticut and/or in various other states may subject us to regulation under such arrangements, and our ability to comply with these requirements or to secure the necessary regulatory approval, cannot be assured.

     "Any Willing Provider" Laws. Some states have adopted, and others are considering, legislation that requires managed care networks to include any qualified and licensed provider who is willing to abide by the terms of the network's contracts. These laws could limit our ability to develop effective managed care networks in such states. We believe that the medical management and eye care claim data analysis services we offer would provide greater value to our clients if such legislation were adopted in states where we do business. There are currently no states in which we operate our managed care business that have "any willing provider" requirements, although Texas does impose certain anti-discrimination requirements for ophthalmologists and optometrists . Further, with the introduction of our Direct-to-Employer suite of products, we have added business lines which would not be directly affected by adoption of "any willing provider" requirements in the states in which we do such business.

     Health Insurance Portability and Accountability Act - Administrative Simplification. The Health Insurance Portability and Accountability Act (referred to as HIPAA), passed in 1996 by Congress, requires the Department of Health and Human Services (referred to as HHS) to enact standards for information sharing, security and the use, disclosure and confidentiality of patients' protected health information. The HHS, in its administrative simplification provisions, has published three sets of final regulations implementing healthcare transactions and privacy standards under HIPAA. These regulations apply to what are termed "covered entities" (i.e., health plan, health care clearinghouse, healthcare provider) and, under terms of the regulations, in certain instances we may be a covered entity and in other instances we may be classified as a business associate of an independent covered entity. In addition, state laws may place additional limitations on the use or disclosure of patients' information.

     The first set of final regulations requires covered entities to use uniform standards, including data reporting, formatting and coding, for common healthcare transactions. The Standards for Electronic Transactions Final Rule was published August 2000 and became effective October 2000 with a compliance date of October 2002. The effective date was later delayed to October 2003. We implemented the appropriate compliance initiatives, including systems enhancements, to implement the electronic transaction and code set requirements and we believe we are in compliance with this regulation.

     The second set of final regulations imposes new standards relating to the privacy of individually identifiable health information. The Standards for Privacy and Individually Identifiable Health Information Final Rule was published December 2000 and became effective April 2001 with a compliance date of April 2003. These standards require covered entities to comply with rules governing the use and disclosure of protected health information. The standards also require covered entities to enter into certain contractual provisions with any business associate to whom individually identifiable information is disclosed. We implemented appropriate compliance initiatives, including systems enhancements, training and administrative efforts, required to be compliant with the HIPPA Privacy Regulations and we believe we are in compliance with this regulation.

     A third set of regulations under HIPAA, the Final Rule for Security Standards, was published in February 2003 with a compliance date of April 2005. The Final Rule establishes minimum security requirements for covered entities to protect health information in electronic form. In some cases, we will also have to comply with applicable state regulations regarding privacy and medical information. We have has created a security plan that includes administrative, technical and physical security safeguards to ensure appropriate compliance by the effective date.

     We are currently assessing the security standards to ensure that we have the required systems and procedures in place to comply with the new HIPPA regulations. While we will incur costs to become compliant with the HIPAA regulations, we believe this will not have a significant overall impact on our results of operations. We will continue to monitor new developments under HIPAA and the regulations and pronouncements issued thereunder to ensure compliance.

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

     Interpretation and Implications. Many of the laws described may involve civil and criminal penalties and have been subject to limited judicial and regulatory interpretation. These laws often have been subject to limited judicial and regulatory interpretation. They are enforced by regulatory agencies that are vested with broad discretion in interpreting their meaning. Our agreements and activities have not been examined by federal or state authorities under these laws and regulations. There can be no assurance that review of our business arrangements will not result in determinations that adversely affect our operations or that certain material agreements between us and eye care providers or third-party payers will not be held invalid and unenforceable.

     In addition, some of these laws and their interpretation vary from state to state. The regulatory framework of certain jurisdictions may limit our expansion into, or ability to continue operations within, such jurisdictions if we are unable to modify our operational structure to conform to such regulatory framework. Any limitation on our ability to continue operating in the manner in which we have operated in the past could have an adverse effect on our business, financial condition and results of operations.

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


Consumer Vision Division

Description

     The Consumer Vision Division provides eye care services and products to consumers through a total of 18 integrated eye health centers and professional optometric practices, a surgery center and a laser correction center we own and/or operate in Connecticut. (In the integrated eye health centers, comprehensive eye care services are provided by ophthalmologists and optometrists.) We also conduct all management, billing, systems and related procedures for the operation of all locations.

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

     Professional Optometric Practices. Our professional optometric practice locations provide vision correction services by optometrists, and/or sell eyeglasses and other optical products. These facilities are either free-standing or are located within our fully integrated eye health centers. Our professional optometric practices provide all customary optical goods and are supported by our billing, collection and information systems. We operate 18 retail optical locations in Connecticut (nine of those facilities also offer medical services and are referred to as the "integrated eye health centers" discussed above).

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

     Manufacturing Laboratory. We also have a complete manufacturing facility in Connecticut, with state of the art equipment, in which lenses are farbricated, surfaced and ground to specifications and supplied to all of our Connecticut locations. Additionally, our lab manufacturing services are integrated into some of our Managed Vision programs that are administered in Connecticut.

Operations

     For our integrated eye health centers, professional optometric practices and surgical centers, we contract with a professional corporation, OptiCare P.C., which employs ophthalmologists and optometrists, to provide surgical, medical, optometric and other professional services to patients. We provide management services to OptiCare P.C. under a renewable professional services and support agreement. We refer to OptiCare P.C. as our "professional affiliate."

     We purchase most of our eyeglass frames, ophthalmic lenses, contact lenses and other optical goods and devices through our Buying Group and/or Wise Optical, our optical product distribution company (See "--Distribution & Technology Division").

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

     Corporate Practice of Ophthalmology and Optometry . The laws of a number of states prohibit corporations that are not owned entirely by eye care professionals from:

     o    Employing eye care professionals;

     o Receiving for their own account reimbursements from third-party payers for health care services rendered by licensed professionals;

     o    Controlling clinical decision-making; or

     o Engaging in other activities that constitute the practice of ophthalmology or optometry.

     To comply with these requirements, we:

     o    Perform only non-professional services;

     o Contract with our professional affiliate (which is owned by a licensed ophthalmologist), which in turn employs or contracts with licensed ophthalmologists or optometrists to provide professional services to patients;

     o Do not represent to the public or customers that we provide professional eye care services (which is done by the professional affiliate); and

     o Do not exercise influence or control over the professional practices or clinical judgements of eye care practitioners employed by the professional affiliate.

     o Only dispense prescription ophthalmic products under the sole supervision of the employees of the professional affiliate.

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

     Prohibitions of Certain Referrals. The Omnibus Budget Reconciliation Act of 1993 includes a provision that significantly expands the scope of the Ethics in Patient Referral Act, also known as "Stark." The provisions of Stark originally prohibited a physician from referring a Medicare or Medicaid patient to any entity for the provision of clinical laboratory services if the physician or a family member of the physician had an ownership interest in or compensation relationship with the entity. The revisions to Stark prohibit a referral to an entity in which the physician or a family member has a prohibited ownership interest or compensation relationship if the referral is for any of a list of "designated health services", which includes "prosthetic devices." Under federal authority and the standards imposed by various state Medicaid programs, eyeglasses and contact lenses for patients who have undergone certain ophthalmic procedures would be considered prosthetic devices covered by Stark. The Stark regulations provide that the prohibition of referrals for these types of eyewear does not apply if the arrangement between the physician and the eyewear seller conforms to the Anti-Kickback Law and other regulatory requirements. There can be no assurance that future interpretations of such laws and future regulations promulgated thereunder will not affect our existing relationship with our professional affiliate.

     State Fee-Splitting and Anti-Kickback Law. Most states have laws which prohibit the paying or receiving of any remuneration, direct or indirect, that is intended to induce referrals for health care products or services and prohibit "fee-splitting" by health care professionals with any party except other health care professionals in the same professional corporation or practice association. In most cases, these laws apply to the paying of a fee to another person for referring a patient or otherwise generating business, and do not prohibit payment of reasonable compensation for facilities and services other than the generation of business, even if the payment is based on a percentage of the revenues of the professional practice. In addition, to the extent we are engaged in the direct delivery of vision care services in a jurisdiction we have to comply with those statutes. There is no express statute on this specific subject in Connecticut.

     Federal Anti-Kickback Law. Federal law prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of "federal health care program" patients, or in return for the purchase, lease or order of any item or service that is covered by a "federal health care program." A "federal health care program" includes Medicare, Medicaid, TriCare/CHAMPUS, and certain other state programs funded by the federal government, among others. Pursuant to this law, the federal government has pursued a policy of increased scrutiny of transactions among health care providers in an effort to reduce potential fraud and abuse relating to government health care costs. The Medicare and Medicaid anti-kickback statute (42 USC Section 1320a-7b), referred to as the Anti-Kickback Statute, provides criminal penalties for individuals or entities participating in federal health care programs who knowingly and willfully offer, pay, solicit or receive remuneration in order to induce referrals for items or services reimbursed under such programs. In addition to federal criminal penalties, the Social Security Act provides for civil monetary penalties and exclusion of violators from participation in federal health care programs. A violation of the Anti-Kickback Statute requires the existence of all of these elements: (i) the offer, payment, solicitation or receipt of remuneration; (ii) the intent to induce referrals;
(iii) the ability of the parties to make or influence referrals of patients;
(iv) the provision of services that are reimbursable under any federal health care programs; and (v) patient coverage under any federal health care program.

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

     Advertising Restrictions. Many states have laws which prohibit licensed eye care professionals from using advertising which includes any name other than their own, or from advertising in any manner that is likely to mislead a person to believe that a non-licensed professional is eligible to be engaged in the delivery of eye care services. Advertising is prohibited if it is undertaken in a manner that is deemed inappropriate for a professional or likely to mislead and there are regulatory requirements in Connecticut delineating certain specific requirements in this regard to which we must comply. Our services agreement with our professional affiliate provides that all advertising shall conform to these requirements, but there can be no assurance that the interpretation of the applicable laws or our advertising will not inhibit us or result in legal violations that could have a material adverse effect on us.

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

     In addition, these types of laws and their interpretation vary from state to state. The regulatory framework of certain jurisdictions may limit our expansion into such jurisdictions if we are unable to modify our operational structure to conform to such regulatory framework.

Competition

     The most direct competition for our Consumer Vision Division is with independent ophthalmologists and optometrists, as well as with regional operators of retail optical locations. On a national basis, companies that compete in this sector include retail optical chains, such as LensCrafters, Cole Vision, Pearle Vision, Wal-Mart, Eye Care Centers of America, Eyecare, Consolidated Vision Group, Costco Wholesale, U.S. Vision and D.O.C. Optics. Retail optical operators compete on price, service, product availability and location.

     Several of our competitors have greater financial and other resources than we have or may charge less for certain services than we do. However, we believe the integrated nature of our business model provides significant competitive advantages in the marketplace.


Distribution & Technology Division

     Our Distribution & Technology Division serves the professional eye care practitioner market in the U.S. and Canada with optical products, collective buying arrangements and software systems and support. We continue to establish a sales function, which will be equipped to communicate, and deliver, to the professional eye care practitioner market the full range of our Distribution & Technology Division's products and services.

Description

     We sell optical and ophthalmic goods and related medical supplies to professional eye care practitioners directly, through Wise Optical, one of the largest contact lens distributors in the U.S. and, indirectly, through a "Buying Group" program, which is a specialized group purchasing arrangement for ophthalmologists, optometrists and opticians. Under the trade name CC Systems, OptiCare also designs, develops and markets advanced practice management / point-of-sale computer systems for optometry and ophthalmology practices and for retail optical locations as well as management information systems for optical manufacturing laboratories.

Strategy

     As a provider to the professional eye care practitioner of substantially all of the products, services and software needed to successfully operate an eye care practice, we intend to capitalize on the uniquely integrated nature of our business.

     We intend to continue the expansion of our distribution of optical and ophthalmic goods and medical supplies through leveraging Wise Optical's field sales/customer service force of nearly 50 individuals nationwide.

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

Customers

Our Wise Optical and Buying Group customers include independent ophthalmology and optometric practices and opticians as well as the integrated eye health centers and professional optometric practices of our Consumer Vision Division. Wise Optical and our Buying Group each have approximately 2,700 and 1,800 active customers, respectively, most of whom are independent eye care practitioners.

     Similarly, our software systems' customers are ophthalmology and optometry practices, optical product dispensaries and optical laboratories, based mainly in North America. As of March 1, 2004, we had approximately 70 retail, 100 lens manufacturing, and 20 combined customers using our eye care systems and software services throughout the U.S. and Canada. In addition, ophthalmology and optometry practices use our remote entry software to place orders with laboratories, which also use our software, for custom manufactured lenses for their patients. We are not dependent on any one, or on several, large customers. We believe that there will be increasing demand for management and information systems solutions for independent practitioners (who comprise the majority of practicing ophthalmologists and optometrists) as well as for group practices. We believe these doctors and opticians have the potential to benefit from our services in this area.

Products & Services

     We sell optical and ophthalmic goods (e.g., contact lenses, ophthalmic lenses, eyeglass frames and accessories) and related medical supplies to professional eye care practitioners directly, through Wise Optical, and, indirectly, through a "Buying Group" program, which is a specialized group purchasing arrangement for ophthalmologists, optometrists and opticians. Wise Optical is an authorized distributor of contact and ophthalmic lenses manufactured by such major vendors as: Johnson & Johnson, Ciba Vision, Bausch & Lomb, CooperVision, Ocular Sciences and Essilor. Wise Optical also sells Gelflex contact lenses, manufactured by Gelflex Laboratories, and Extreme H(2)O, a contact lens designed to withstand dehydration. Wise Optical is also an authorized Hilco distributor, carrying its optical supplies, eyewear accessories, tools and consumer products.

     We also sell practice management and point-of-sale software, including Internet-based remote order entry software, which captures and links patient data, provides such data to a remote manufacturing location for immediate custom processing of optical goods, such as eyeglasses and contact lenses, and generates invoices and other record-keeping data. This software supports such aspects of eye health practice management as: billing, collections, record-keeping, production control and inventory control. Our systems work on a stand-alone basis or can be integrated as "partners" with the proprietary products of other manufacturers. One of the advantages of these systems is that they involve a seamless interface from the point at which the patient orders glasses, to the computer-driven eyeglass manufacturing phase and to the billing phase--reducing expense and minimizing the possibility of error.

Operations

     Wise Optical purchases and takes possession of inventory and offers it for sale via catalog and on its web site. Orders are taken by customer service representatives, who are our employees, or are submitted by customers on-line. To accommodate time-zone differences and to stay closer to its customers, Wise Optical has customer service offices through which orders may be placed in California, Oregon, Texas, Kansas and North Carolina. Orders are immediately processed, packed and shipped from the Wise Optical warehouse in Yonkers, New York, on the same day they are received. Most orders are delivered to customers the day after the orders were placed. Among our vendors, two, Vistakon and Ciba Vision, receive approximately 72% of the business of Wise Optical. Three others, Bausch & Lomb, Coopervision and Ocular Sciences, account for another 22% of such business. If one or more of these vendors should cease to sell products to Wise Optical, it could have a material adverse effect on our business.

     Our Buying Group leverages the purchasing strength of its approximately 2,500 members, of which 1,800 are active, making it possible for them to purchase goods on a discounted basis from one or more suppliers chosen from our national panel of approximately 230 different vendors. We enter into a non-exclusive account relationship with each of the ophthalmologists, optometrists and opticians who are members of the Buying Group. These members may then place orders directly with our contracted vendors. The vendors are required to furnish a discount to the purchasers, ship the product directly to the practice and bill us at the predetermined price. We, in turn, bill the participating practices and bear the credit risk. Earnings of the Buying Group are based on the spread between the merchandise cost to us and the prices paid for the merchandise by Buying Group members. Among our vendors, two, Marchon Eyewear, Inc., and Safilo USA, Inc., receive approximately 25% of the business of our Buying Group members. Five others, Silhouette Optical Ltd., Essilor of America, Inc., Ciba Vision, Coopervision, Inc. and Viva International Group, account for another 25% of such business. If one or more of these vendors should cease to allow our members to purchase products from them through our Buying Group, it could have a material adverse effect on our business.

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

Competition

     There are 17 primary contact lens distributors in the U.S., with Wise Optical being, we believe, one of the largest distributors of soft contact lenses. These distributors compete on price and variety of products, which are based, in part, on allowances and authorizations from the contact lens manufacturers. Buying group organizations compete on the basis of price, size and purchasing power of their members, the strength of their credit, and the strength of their supplier agreements and relationships. We also compete with a range of systems and software vendors which cater to eye health professionals. We believe we are distinguished from our competition by our software products' sophisticated interfaces, scalability and ease of modification.

     While some of our competitors have greater financial and other resources than we do, we believe that the comprehensive range of products, services and software, which we offer to the professional eye care practitioner, distinguishes us from many of those competitors.


TRADEMARKS, DOMAIN NAMES AND ASSUMED NAMES

     We own the following U.S. trademark registrations: OPTICARE and the miscellaneous curve design, which is the OptiCare Health Systems, Inc. logo; EYE CARE FOR A LIFETIME; EYEWEAR AND EYE CARE FOR A LIFETIME; CONNECTICUT VISION CORRECTION; LOSE THE GLASSES, KEEP THE VISION; THE DIFFERENCE IS CLEAR; and KEEPING YOU AHEAD OF THE CURVE. Other trademarks for which applications for U.S. registration are pending are: THE VISION OF HEALTH and DOCTOR'S EXPRESS. We also maintain a common law trademark in CLAIM IT.

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

EMPLOYEES

     We and our professional affiliate have approximately 482 employees, including 78 ophthalmologists, optometrists and opticians and 39 ophthalmic assistants. These numbers include an aggregate of approximately 58 part-time personnel who work fewer than 30 hours per week. We believe that our relations with our employees are good. We are not a party to any collective bargaining agreement.


ITEM 2. PROPERTIES

     We have executive offices in Waterbury, Connecticut, Yonkers, New York, and Rocky Mount, North Carolina.

     The Waterbury facility, which contains corporate offices and an integrated eye health center, is leased under three separate leases with remaining terms of six, eight, and eight years, respectively. These leases have renewal options of 20, 20, and 10 years, respectively. The combined base rent is $807,364 per year for a total of 43,592 square feet.

     The facilities in Rocky Mount which contain offices for our Managed Vision Division and Buying Group, are leased under one lease which began on August 1, 2002 and which has a remaining term of four years. The base rent for this facility is $184,000 per year for 19,355 square feet.

     The Yonkers facility, which contains offices for our Distribution & Technology Division and a sales, service and fulfillment center for our Wise Optical business, is leased under one lease which began in August 2000 and which has a remaining term of seven years. The base rent for this facility is $415,875 per year for 27,575 square feet.

     Our Distribution & Technology Division's CC Systems business is primarily conducted from offices in Largo, Florida, which are leased under one lease which began on October 1, 1999 expires in September 2004. The base rent for this facility is $27,000 per year for 2,520 square feet.

     The facilities in Waterbury, Connecticut and Largo, Florida, described above, are each leased from parties that are affiliated or associated with one of our executive officers.

     We lease 22 additional offices in the states of Connecticut, California, New York, North Carolina, Kansas and Texas, principally for our Consumer Vision and Distribution & Technology Division operations. These leases have remaining terms of up to ten years. Many of these leases are also subject to renewal options. We believe our properties are adequate and suitable for our business as presently conducted.


ITEM 3.  LEGAL PROCEEDINGS

HEALTH SERVICE ORGANIZATION LAWSUITS

     In September and October 2001, the following actions were commenced:
Charles Retina Institute, P.C. and Steven T. Charles, M.D. v. OptiCare Health Systems, Inc., filed in Chancery Court of Tennessee for the Thirtieth Judicial District at Memphis; Eye Associates of Southern Indiana, P.C. and Bradley C. Black, M.D. v. PrimeVision Health, Inc., filed in United States District Court, Southern District of Indiana; and Huntington & Distler, P.S.C., John A. Distler, M.D. and Anne C. Huntington, M.D. v. PrimeVision Health, Inc., filed in United States District Court, Western District of Kentucky. Plaintiffs (ophthalmology or optometry practices) in each of these actions alleged that our subsidiary, PrimeVision Health, Inc. (referred to as PrimeVision) defaulted under agreements effective as of April 1, 1999 entitled Services Agreement (HSO Model) (referred to as Services Agreements) by failing to provide the services allegedly required under those agreements in exchange for annual fees (referred to as HSO Fees) to be paid to PrimeVision. Plaintiffs also alleged that PrimeVision repudiated any duty to perform meaningful services under the Services Agreements and never intended to provide meaningful services. Plaintiffs seek declaratory relief that they are not required to make any payments of HSO Fees to PrimeVision under the Services Agreements for a variety of reasons, including that plaintiffs are discharged of any duty to make payments, there was no termination of the Services Agreements that would trigger an obligation by plaintiffs to pay PrimeVision the amounts designated in the agreements as being owed upon early termination (referred to as the Buy-out Price), the agreements contained an unenforceable penalty, there was lack of consideration, and there was a mutual and material misunderstanding. Plaintiffs also seek damages for non-performance and breach of duty of good faith and fair dealing, and seek to rescind the Services Agreements for fraud in the inducement, material misrepresentation, and mistake. Finally, plaintiffs seek punitive damages and attorneys' fees, interest and costs. PrimeVision also filed denials of all of the material allegations of the complaints in the Huntington & Distler and Eye Associates of Southern Indiana cases, and asserted counterclaims to recover HSO Fees and the Buy-out Price.

     In November 2001, PrimeVision commenced the following action: PrimeVision Health, Inc. v. Charles Retina Institute and Steven T. Charles, M.D. filed in United States District Court for the Eastern District of North Carolina, Western District. In this action, PrimeVision sued in North Carolina, which is its principal place of business, one of the practices which had, in an action cited above, sued it in Tennessee. PrimeVision alleged that the Services Agreement and a Transition Agreement, also entered into by Defendant and PrimeVision in April 1999, were part of an integrated transaction in which many practices (referred to as the Practices) that had previously entered into a physician practice management (referred to as PPM) arrangement with PrimeVision converted to a health service organization (referred to as HSO) model. As part of that integrated transaction, the Practices (including Defendant) repurchased assets that they had sold to PrimeVision in or about 1996 and were able to terminate agreements entered into with PrimeVision in 1996 and the obligations thereunder. PrimeVision sought a declaratory judgment that the Services Agreement is enforceable and that Defendant must pay to PrimeVision the annual HSO Fees required under the Services Agreement or, alternatively, the Buy-out Price.

     The Multidistrict Litigation. On March 18, 2002, PrimeVision filed a motion with the Judicial Panel on Multidistrict Litigation in Washington, D.C. (referred to as the Judicial Panel) to transfer the foregoing litigation to a single federal district court for consolidated or coordinated pretrial proceedings. Over the opposition of the plaintiffs, the Judicial Panel granted the motion and ordered that all of the cases be consolidated in the U.S. District Court for the Western District of Kentucky under the caption In re PrimeVision Health, Inc. Contract Litigation, MDL 1466 (MDL 1466).

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

     PrimeVision requested the Judicial Panel to transfer all of the actions except No. 7 to Kentucky and consolidate them as part of MDL 1466. (Action 7 could not be transferred because it was filed in state court.) The Judicial Panel entered a conditional transfer order for such actions, and because there was no opposition to transfer and consolidation in Actions 4, 5 and 6, they are now part of MDL 1466. One practice defendant in Action 1, and the defendants in Actions 2 and 3 opposed transfer to MDL 1466. On April 11, 2003, the Judicial Panel denied those defendants' motions to vacate the Judicial Panel's order to conditionally transfer the actions to the Western District of Kentucky and ordered the remaining three actions transferred to the Western District of Kentucky for inclusion in the coordinated or consolidated pretrial proceedings occurring there.

     The actions filed by PrimeVision contain similar allegations as the action PrimeVision filed against Charles Retina Institute in North Carolina District Court as described above. Instead of declaratory relief, however, PrimeVision seeks money damages for payment of the contractual Buy-Out Price.

     All of the defendants have denied the material allegations of the complaints, and the defendants in Actions 3, 4, 5, 6 and 7, above, have asserted counterclaims and seek relief similar to the claims asserted and relief sought by the practices in the Charles Retina, Eye Associates of Southern Indiana and Huntington & Distler cases. PrimeVision has denied all of the material allegations of the counterclaims.

     The parties have exchanged written discovery and have begun taking depositions. PrimeVision also is willing to discuss a potential settlement with any or all of the Practices, although there is no indication that the Practices are prepared to discuss settlement on the same general basis or terms as PrimeVision. At this stage of the actions, we are unable to form an opinion as to the likely outcome or the amount or range of potential loss, if any.

     During 2002 and 2003, we reached settlement with two HSO Practices with which we were in litigation and with 11 other practices with which we were not in litigation but where there was a mutual desire to disengage from the Services Agreements. While we continue to meet our contractual obligations by providing the requisite services under our Services Agreements, we are in the process of disengaging from a number of these arrangements.


OTHER LITIGATION

     OptiVest, LLC v. OptiCare Health Systems, Inc., OptiCare Eye Health Centers, Inc. and Dean Yimoyines, filed in the Superior Court, Judicial District of Waterbury, Connecticut on January 14, 2002. Plaintiff is a Connecticut limited liability corporation that entered into an Asset Purchase Agreement for certain of our assets. We believe we properly cancelled the Asset Purchase Agreement pursuant to its terms. Plaintiff maintains that it incurred expenses in investigating a potential purchase of certain assets, that we misled it with respect to our financial condition, and, as a result, Plaintiff has suffered damages. Plaintiff seeks specific performance of the Asset Purchase Agreement and an injunction prohibiting us from interfering with concluding the transactions contemplated by the Asset Purchase Agreement. Further, Plaintiff alleges a breach of contract with regard to the Asset Purchase Agreement. Plaintiff further alleges we engaged in innocent misrepresentation, negligent misrepresentation, intentional and fraudulent misrepresentation, and unfair trade practices with respect to the Asset Purchase Agreement.

     The parties agreed to non-binding mediation, which began in April 2003 and will continue at a later date to be agreed by the parties. At the mediation, OptiVest, LLC agreed to withdraw its lawsuit and continue to attempt to resolve this matter through non-binding mediation. Optivest LLC has withdrawn its lawsuit however non-binding mediation has not been successful and the parties will submit this matter to binding arbitration to be scheduled in the future.

THREATENED LITIGATION

     As previously reported, in the fourth quarter of 2002, we received notice from an attorney representing a physician employed by our professional affiliate regarding a possible employment claim and expressing disagreement with the computation of physicians' salaries in the professional affiliate, alleged mismanagement of our company and/or the professional affiliate, possible conflicts of interests and unlawful practice and/or compensation issues. In April 2003 the parties proceeded with non-binding mediation and believed the matter had been resolved, however, since that time the parties have been in discussion regarding the resolution reached at the mediation and no formal settlement agreement has been entered into at this time.

     In the normal course of business, the Company is both a plaintiff and defendant in lawsuits incidental to its current and former operations. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at December 31, 2003 cannot be ascertained. Management is of the opinion that, after taking into account the merits of defenses and established reserves, the ultimate resolution of these matters will not have a material adverse effect in relation to the Company's consolidated financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We did not submit any matters to a vote of security holders in the fourth quarter of 2003.


DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth the name, age and position of each of our directors and executive officers as of March 1 2004. Each director will hold office until the next annual meeting of stockholders or until his or her successor has been elected and qualified. Our executive officers are appointed by and serve at the discretion of the Board of Directors.

NAME                               AGE    POSITION
----                               ---    --------
Dean J. Yimoyines, M.D.            56     Chairman of the Board of Directors and Chief Executive Officer
Eric J. Bertrand                   31     Director
Gordon A. Bishop                   55     President of Consumer Vision Division and Distribution Sector of
                                          Distribution and Technology Division
William A. Blaskiewicz             41     Vice President and Chief Financial Officer
Norman S. Drubner, Esq.            64     Director
Jason M. Harrold                   35     President of Managed Vision Division
Mark S. Hoffman                    42     Director
Richard L. Huber                   67     Director
Clark A. Johnson                   72     Director
Melvin Meskin                      59     Director
Mark S. Newman                     54     Director
Christopher J. Walls, Esq.         40     Vice President and General Counsel
Lance A. Wilkes                    37     President and Chief Operating Officer

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

     Mr. Bertrand has been a member of the Board of Directors since January 2002 and is a Director of Palisade Capital Management, LLC, an affiliate of Palisade Concentrated Equity Partnership, L.P., where he has held a series of positions of increasing responsibility since 1997. From 1996 to 1997, Mr. Bertrand held a position with Townsend Frew & Company, a healthcare-focused investment banking boutique. From 1994 to 1996, he held positions with Aetna, Inc.'s private equity group, focusing on middle market leveraged buy-outs and larger private equity investments. Mr. Bertrand is a Director of U.S. Vision, Control F-1 and Versura, Inc. He holds a Bachelor of Science in Business Administration from Bryant College and a Master of Business Administration in Finance and Entrepreneurship with a certificate in the Digital Economy from New York University.

     Mr. Bishop has served as President of our Consumer Vision Division since May 2001 and in September 2003 he replaced Gregory Eastburn as President of the Distribution sector of the Distribution and Technology Division. From August 1999 to November 2002, he also was President of our Buying Group. From June 1998 to August 1999, Mr. Bishop directed the retail operations of OptiCare Eye Health Centers, Inc. Mr. Bishop has over 30 years' of experience in the optical industry, having served in a variety of capacities with companies in the U.S. and Canada. From August 1997 to April 1998, he served as Vice President of Operations for Public Optical. From July 1994 to April 1997, he served as Operations Manager for Vogue Optical. From June 1990 to July 1994, he held positions of increasing responsibility with Standard Optical Ltd., ultimately holding the position of Vice President of Operations for that company. Mr. Bishop received his Business Administration Diploma from Confederation College of Applied Arts and Technology and subsequently obtained an Ophthalmic Dispensing Diploma from Ryerson Polytechnic University. He holds a variety of eye care professional certifications, including certification by the American Board of Opticianry. He holds a Fellowship in the National Academy of Opticianry.

     Mr. Blaskiewicz has served as Chief Financial Officer of OptiCare since September 2001. Prior to that, he was Director of Finance, Corporate Controller, Vice President of Finance and, most recently, Chief Accounting Officer for OptiCare from February 1998 to August 2001. Prior to joining OptiCare, Mr. Blaskiewicz held various positions, including Director of Budgeting, with Massachusetts Mutual Life Insurance Company (1993 to 1998), Manager with Ernst & Young (1989 to 1993) and Field Auditor with the Internal Revenue Service (1986 to 1989). He holds a Master of Business Administration from the University of Hartford and a Bachelor of Science in Accounting from Central Connecticut State University, and is a member of the American Institute of Certified Public Accountants (AICPA), the Connecticut Society of Certified Public Accountants (CSCPA) and the Institute of Management Accountants (IMA). Mr. Blaskiewicz is a certified public accountant in Connecticut and holds Certified Management Accountant (CMA) and Certified Financial Management (CFM) designations from the IMA.

     Mr. Drubner has been a member of the Board of Directors since November 2001; is senior partner in the law firm of Drubner, Hartley & O'Connor, which he founded in 1971; and is the owner of Drubner Industrials, a commercial real estate brokerage firm. Mr. Drubner has been practicing law in Connecticut since 1963, specializing in real estate, zoning and commercial transactions. He is a member of the Connecticut Bar and the Waterbury, Connecticut Bar Association. Mr. Drubner has been admitted to practice before the U.S. District Court, District of Connecticut. He is a former trustee of Teikyo Post University and was a Director of American Bank of Connecticut from 1985 - 2001. Mr. Drubner holds a Bachelor of Arts degree from Boston University and received his Juris Doctor degree from Columbia University in 1963.

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

     Mr. Hoffman has been a member of the Board of Directors since January 2002 and is a Managing Director of Palisade Capital Management, LLC, an affiliate of Palisade Concentrated Equity Partnership, L.P., which he joined upon its formation in 1995. He is a Director of Refac and Neurologix, publicly-traded companies, as well as several privately held companies, including Berdy Medical Systems, C3I, Telelogue and Marco Group. Mr. Hoffman is a graduate of the Wharton School at the University of Pennsylvania.

     Mr. Huber has been a member of the Board of Directors since July 2002 and is Chief Executive Officer of Norte Sur, a private equity firm targeting Latin America. Mr. Huber is former Chairman, President and Chief Executive Officer of Aetna, Inc., the Hartford, Connecticut-based insurance company, which he joined in 1995. At Aetna, Mr. Huber was responsible for a number of strategic acquisitions, such as NYLCare, PruCare and USHealthcare, making Aetna the largest healthcare insurer in the world. Prior to Aetna, Mr. Huber had a 35-year career in banking, including four years as Vice Chairman and Director of Continental Bank and senior management positions at Chase Manhattan and Citibank. Mr. Huber serves as Director of Danielson Holding Company and was a member of the Congressional International Financial Institutions Advisory Commission. He is a former Coast Guard officer and holds a Bachelor of Arts degree from Harvard College.

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

     Mr. Meskin has been a member of the Board of Directors since January 2002 and is Chairman of Refac, a publicly held company on the American Stock Exchange. Mr Meskin retired as Vice President-Finance-National Operations of Verizon, the combined Bell Atlantic/GTE telecommunications company. Mr. Meskin joined New York Telephone in 1970 and held a variety of line and staff assignments with the company over a 31-year career. In 1994, he was named Vice President-Finance and Treasurer for NYNEX Telecommunications. When Bell Atlantic and NYNEX merged, he was appointed Vice President-Finance and Comptroller of Bell Atlantic. Mr. Meskin is a member of the Board of Trustees of the Post Graduate Center for Mental Health.

     Mr. Newman has been a member of the Board of Directors since May 2002 and is Chairman of the Board, President and Chief Executive Officer of DRS Technologies, Inc., a leading supplier of defense electronics systems to government and commercial customers worldwide. Mr. Newman joined DRS Technologies in 1973, served many years as its Chief Financial Officer, was named a Director in 1988, became President and Chief Executive Officer in 1994, and was elected Chairman of the Board. Mr. Newman serves as Chairman of the American Electronics Association, and as a Director of the New Jersey Technology Council, SSG Precision Optronics and the Congoleum Corporation where he chairs the Audit Committee. He is a member of the Board of Governors of the Aerospace Industries Association of America, and also serves as a member of the Navy League of the United States, the National Defense Industrial Association, the Association of the U.S. Army, and the American Institute of Certified Public Accountants, among other professional affiliations. Mr. Newman holds a Bachelor of Arts degree in Economics from the State University of New York at Binghamton and a Master of Business Administration from Pace University. He is also a C.P.A.

     Mr. Walls has served as Vice President, General Counsel and Corporate Secretary of OptiCare since February 2002. Prior to joining OptiCare, from December 2000 to February 2002, Mr. Walls was Vice President, Corporate Counsel and Corporate Secretary for Cyberian Outpost, Inc. a technology company in Connecticut. Prior to that, from October 1999 to December 2000, he was Corporate Counsel, Vice President of Business Affairs and Assistant Corporate Secretary with Real Media Inc., an international technology start-up. From December 1995 to October 1999, Mr. Walls served as an in-house litigator with St. Paul Fire and Marine Insurance Company. His professional career also included private practice concentrating on litigation that included medical malpractice defense and complex insurance administrative proceedings. Mr. Walls received his Bachelor of Arts degree from the University of Dayton and his Juris Doctor degree from Widener University School of Law.

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

                2003                      HIGH            LOW
                ----                      ----            ---
             4th Quarter                 $0.99          $ 0.55
             3rd Quarter                  0.74            0.53
             2nd Quarter                  0.90            0.52
             1st Quarter                  0.90            0.29

                2002                      HIGH            LOW
                ----                      ----            ---
             4th Quarter                 $0.44          $ 0.23
             3rd Quarter                  0.31            0.20
             2nd Quarter                  0.45            0.15
             1st Quarter                  0.45            0.13

     On March 1, 2004, the last reported sale price of our common stock on the American Stock Exchange was $0.71 per share. As of March 1, 2004, there were approximately 200 stockholders of record of our common stock. The number of record holders was determined from the records of our transfer agent, Mellon Investor Services, LLC, and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies. We believe the number of beneficial holders of our common stock is approximately 1,500.

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


RECENT SALES OF UNREGISTERED SECURITIES.

None.

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


                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                  ------------------------------------------------------------
(in thousands, except per share data)             2003 (1)       2002         2001         2000       1999 (2)
STATEMENT OF OPERATIONS DATA:
Total net revenues                                $125,702      $91,531      $94,082     $109,346      $66,944
Income (loss) from continuing operations
  available to common stockholders (3)(5)         (12,971)       $4,335       $2,687    $(14,686)       $(578)
Weighted average shares outstanding (4):
       Basic                                        30,067       12,552       12,795       12,354        4,776
       Diluted                                      30,067       51,172       13,214       12,354        4,776
Income (loss) from continuing operations
  per share available to common
  stockholders:
       Basic                                       $(0.43)        $0.35        $0.21      $(1.19)      $(0.12)
       Diluted                                     $(0.43)        $0.10        $0.21      $(1.19)      $(0.12)

BALANCE SHEET DATA:
Net assets of discontinued operations                    -      $     -       $9,494      $10,051      $10,647
Total current assets                                17,654       12,904       20,583       14,913       21,345
Goodwill and other intangibles, net                 20,374       21,869       22,050       23,161       25,207
Total assets                                        45,855       45,105       59,742       55,513       66,740
Total current liabilities                           13,827       10,668       17,128       49,454       20,654
Total debt (including current portion)              12,603       19,486       34,393       34,058       42,956
Redeemable preferred stock                           5,635        5,018            -            -            -
Total stockholders' equity                          14,412      $10,652       $6,982       $3,877        5,274

(1) We acquired Wise Optical on February 7, 2003, which was accounted for as a purchase. Accordingly, the results of operations of Wise Optical are included in the historical results of operations since February 1, 2003, the deemed effective date of the acquisition for accounting purposes.

(2) We acquired OptiCare Eye Health Centers, Inc. on August 13, 1999 and Cohen Systems, Inc. (now doing business as "CC Systems") on October 1, 1999, which were accounted for as purchases. Accordingly, the results of operations of OptiCare Eye Health Centers, Inc. and Cohen Systems, Inc. are included in the historical results of operations since September 1, 1999 and October 1, 1999, respectively, the deemed effective dates of the acquisitions for accounting purposes.

(3) Includes the effect of goodwill amortization of $943, $943 and $605 in 2001, 2000 and 1999, respectively. The amortization of goodwill was discontinued in 2002 pursuant to Statement of Financial Accounting Standards (SFAS) No. 142. Also includes preferred stock dividends of $618, $531, and $600 in 2003, 2002 and 1999, respectively.

(4) The weighted averages of common shares outstanding in 1999 have been adjusted to reflect the conversion associated with the reverse merger with Saratoga in August 1999.

(5) As a result of the Company's adoption of SFAS No. 145, the Company reclassified its previously reported gain from extinguishment of debt of approximately $8.8 million and related income tax expense of approximately $3.5 million in 2002 from an extraordinary item to continuing operations.


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

     On February 7, 2003, we acquired substantially all of the assets and certain liabilities of the contact lens distribution business of Wise Optical Vision Group, Inc. (Wise Optical), a New York corporation. The results of operations of Wise Optical are included in the consolidated financial statements from February 1, 2003, the deemed effective date of the acquisition for accounting purposes. We have experienced substantial losses at Wise Optical in 2003. These losses were largely attributable to significant expenses incurred by Wise Optical, including integration costs (primarily severance and stay bonuses, legal and professional fees), weakness in gross margins and an operating structure built to support a higher sales volume. In September 2003, we began implementing strategies and operational changes designed to improve the operations of Wise Optical. These efforts include developing our sales force, improving customer service, enhancing productivity, eliminating positions and streamlining our warehouse and distribution processes. In addition, effective September 3, 2003, Gordon Bishop, President of our Consumer Vision division, replaced the former President of the Distribution division. Mr. Bishop brings industry expertise and a strong optical background to Wise, along with a focus on operating expenses. We believe these changes will lead to increased sales, improved gross margins and reduced operating costs in 2004, however if the losses at Wise Optical continue it could have a material adverse effect on our profitability and/or liquidity.

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

     In the third and fourth quarters of 2003 we failed to comply with the minimum fixed charge ratio covenant under our revolving credit facility with CapitalSource Finance, LLC, for which we received a waiver.

     Due to our covenant failure in the third quarter of 2003 and anticipated cash constraints in December 2003 through February 2004, both of which are mainly due to operating losses at Wise Optical and seasonality in our business, on November 14, 2003, we amended our term loan and revolving credit facility. As part of the amendment, we received (i) an additional $0.3 million term loan,
(ii) an extension of the maturity dates of our term loan and revolving credit facility to January 25, 2006, (iii) a waiver for non-compliance with the minimum fixed charge ratio covenant through March 31, 2004 and (iv) a $0.7 million temporary over-advance on our revolving credit facility, which was fully repaid by March 1, 2004. Management believes it will comply with its future financial covenants beyond the date of the current waiver, however, if operating losses continue and we fail to comply with financial covenants in the future or otherwise default on our debt, our creditors could foreclose on our assets.

     Our business is comprised of three reportable operating segments: (1) Managed Vision, (2) Consumer Vision, and (3) Distribution & Technology. Our Managed Vision Division contracts with insurers, managed care plans and other third-party payers to manage claims payment administration of eye health benefits for contracting parties. Our Consumer Vision Division sells retail optical products to consumers and operates integrated eye health centers and surgical facilities in Connecticut where comprehensive eye care services are provided to patients. Our Distribution & Technology Division provides products and services to eye care professionals (ophthalmologists, optometrists and opticians) through (i) Wise Optical, a distributor of contact and ophthalmic lenses and other eye care accessories and supplies; (ii) a Buying Group program, which provides group purchasing arrangements for optical and ophthalmic goods and supplies and (iii) CC Systems, which provides systems and software solutions to eye care professionals.

     In addition to these segments, we receive income from other non-core operations and transactions, including our health service organization (HSO) operation which receives fee income for providing certain support services to individual ophthalmology and optometry practices. While we continue to provide the required services to these practices, we are in the process of generally disengaging from a number of these operations. (See "Legal Proceedings --Health Services Organization Lawsuits")

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Estimates are adjusted as new information becomes available. Actual results may differ from these estimates under different assumptions or conditions.

     For a detailed discussion on the application of these and other accounting policies, see Note 2 to the consolidated financial statements." We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Services Revenue

Through our affiliated professional corporation, OptiCare P.C., our Consumer Vision Division provides to consumers comprehensive eye care services, including medical and surgical treatment of eye diseases and disorders by ophthalmologists, and vision measuring and non-surgical treatments and correction services by optometrists. We charge a fee for providing the use of our ambulatory surgery center to professionals for surgical procedures. Our ophthalmic, optometric and ambulatory surgery center services are recorded at established rates, reduced by an estimate for contractual allowances and doubtful accounts. Contractual allowances arise due to the terms of certain reimbursement contracts with third-party payers that provide for payments to us at amounts different from our established rates. The contractual allowance represents the difference between the charges at established rates and estimated recoverable amounts and is recognized in the period the services are rendered. The contractual allowance recorded is estimated based on an analysis of historical collection experience in relation to amounts billed and other relevant information. Any differences between estimated contractual adjustments and actual final settlements under reimbursement contracts are recognized as adjustments to revenue in the period of final settlements. Historically, we have not had significant adjustments to this estimate.

Medical Claims Expense

     Claims expense is recorded as provider services are rendered and includes an estimate for claims incurred but not reported. Reserves for estimated insurance losses are determined on a case by case basis for reported claims, and on estimates based on our experience for loss adjustment expenses and incurred but not reported claims. These liabilities give effect to trends in claims severity and other factors which may vary as the losses are ultimately settled. We believe that our estimates of the reserves for losses and loss adjustment expenses are reasonable; however, there is considerable variability inherent in the reserve estimates. These estimates are continually reviewed and, as adjustments to these liabilities become necessary, such adjustments are reflected in current operations in the period of the adjustment. Historically, we have not had significant adjustments to this estimate.

Goodwill

     Goodwill, which arises from the purchase price exceeding the assigned value of net assets of acquired businesses, represents the value attributable to unidentifiable intangible elements being acquired. Of the total goodwill included on our consolidated balance sheet, approximately 61% is recorded in our Managed Vision segment, 25% in our Consumer Vision segment and 14% in our Distribution & Technology segment.

     On an annual basis, or as circumstances dictate, management reviews goodwill and evaluates events or other developments that may indicate impairment in the carrying value. The evaluation methodology for potential impairment is inherently complex, and involves significant management judgment in the use of estimates and assumptions. We use multiples of revenue and earnings before interest, taxes, depreciation and amortization of comparable entities to value the reporting unit being evaluated for goodwill impairment.

     We evaluate impairment using a two-step process. First, we compare the aggregate fair value of the reporting unit to its carrying amount, including goodwill. If the fair value exceeds the carrying amount, no impairment exists. If the carrying amount of the reporting unit exceeds the fair value, then we compare the implied fair value of the reporting unit's goodwill with its carrying amount. The implied fair value is determined by allocating the fair value of the reporting unit to all the assets and liabilities of that unit, as if the unit had been acquired in a business combination and the fair value of the unit was the purchase price. If the carrying amount of the goodwill exceeds the implied fair value, then goodwill impairment is recognized by writing the goodwill down to the implied fair value. In the third and fourth quarters of 2003, we recorded an impairment charge to goodwill as a result of a loss of a major customer in our Buying Group and poor operating performance in our Wise Optical reporting unit. Adverse changes in our business climate, revenues or profitability could require further reductions to the carrying value of our goodwill in future periods.

     Events that may indicate goodwill impairment include significant or adverse changes in business or economic climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel, and the sale or expected sale/disposal of a reporting unit. Due to uncertain market conditions it is possible that that the financial information used to support our goodwill may change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition. See note 10 to consolidated financial statements.

Income Taxes

     We account for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" which requires an asset and liability method of accounting for deferred income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse. Our determination of the likelihood that deferred tax assets can be realized is based on our examination of available evidence, which involves estimates and assumptions. We consider future market growth, forecasted earnings, future taxable income and known future events in determining the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination is made. In the third quarter of 2003, we recorded a valuation reserve against our entire deferred tax assets due to historical operating losses. As we experience future profitability, we expect to reduce or eliminate the valuation reserve. See note 19 to consolidated financial statements.

RESULTS OF OPERATIONS

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

     Managed Vision revenue. Managed Vision revenue represents fees received under our managed care contracts. Managed Vision revenue decreased to approximately $28.1 million for the year ended December 31, 2003, from approximately $29.4 million for the year ended December 31, 2002, a decrease of approximately $1.3 million or 4.5%. During the second quarter of 2003 the Texas state legislature made changes to its Medicaid program and as a result HMO Blue, with whom we maintained a Medicaid contract, withdrew from Texas' Medicaid program effective September 1, 2003. Therefore, our contract with HMO Blue terminated on September 1, 2003. This contract generated revenue of approximately $1.7 million in 2003 compared to approximately $2.5 million in 2002. In addition and also effective September 1, 2003, the Texas state legislature decided to no longer fund a vision benefit in its Children's Health Insurance Program or provide vision hardware benefits to those over the age of
21. We maintained a number of contracts through this program that reduced benefits and/or terminated on September 1, 2003 and these contracts generated revenues of approximately $2.0 million in 2003 and approximately $2.2 million in 2002. While this could become a trend in other states, we do not expect it to have a material impact on future revenue since we do not have a significant number of similar contracts in other states. Other decreased revenue of approximately $2.0 million was primarily from contracts not renewed in 2003, and was partially offset by increased revenue of approximately $1.5 million from new contracts and growth in existing contracts. CIGNA experienced a decline in membership in January 2004, which translates into an approximate $2.0 million decline in our annual revenue, however, a new contract with a different payor became effective March 1, 2004, which will offset this decrease in revenue. We expect future revenue to increase due to new contracts related to our to direct-to-employer initiative.

     Product sales revenue. Product sales primarily include the sale of optical products through Wise Optical, our Buying Group and our Consumer Vision segment. Product sales revenue increased to approximately $72.8 million for the year ended December 31, 2003, from approximately $39.4 million for the year ended December 31, 2002, an increase of approximately $33.4 million or 84.8%. This increase is primarily due to our acquisition of Wise Optical on February 7, 2003, which generated product sales revenue of approximately $41.9 million and an approximate $0.5 million increase in consumer vision product sales, primarily from an increase in purchasing volume as a result of sales incentives. This increase in revenue is partially offset by an approximate $9.0 million decrease in Buying Group revenue, due to a decrease in sales volume. The decrease in Buying Group sales volume is primarily due to the loss of the business of Optometric Eye Care Centers, P.A. and its franchise affiliates and, to a lesser extent, consolidation in the eye care industry whereby smaller independent eye care businesses are being replaced by larger eye care chains that purchase directly from vendors. We expect consolidation in this market to continue and potentially further reduce the Buying Group's market share revenue, however, we do not expect this trend to have a material impact on our overall profitability due to the low margins inherent in this business. We expect Wise Optical revenue to increase based on an increase in sales volume as a result of initiatives we began in September 2003.

     Other services revenue. Other services revenue includes revenue earned from providing eye care services in our Consumer Vision segment, software services in our Distribution & Technology segment and HSO services. Services revenue increased to approximately $22.0 million for the year ended December 31, 2003, from approximately $20.4 million for the year ended December 31, 2002, an increase of approximately $1.6 million or 8.3%. This increase includes an approximate $1.5 million increase in Consumer Vision services revenue due to increased services volume in the optometry and surgical areas due to increased doctor coverage and an approximate $0.9 million increase in software services revenue due to an increase in sales volume due to improved management focus. These increases were offset by an approximate $0.8 million decrease in fees collected under our HSO agreements primarily due to disputes with certain physician practices, which are parties to these agreements, and due to HSO settlements which cancelled these agreements for the future. We continue to be in litigation with several of these practices and intend to continue to pursue settlement of these matters in the future. While we expect future HSO revenue to decline, we believe this will be more than off set by growth in Consumer Vision.

     Other income. Other income represents non-recurring settlements on health service organization contracts. Other income increased to approximately $2.7 million for the year ended December 31, 2003 from approximately $2.3 million for the year ended December 31, 2002.

     Medical claims expense. Medical claims expense decreased to $22.0 million for the year ended December 31, 2003, from approximately $22.3 million for the year ended December 31, 2002, a decrease of approximately $0.3 million. The medical claims expense loss ratio (MLR) representing medical claims expense as a percentage of Managed Vision revenue increased to 78.3% in 2003 from 75.9% in 2002. The MLR was lower in 2002 primarily due to a favorable adjustment to the reserve of approximately $0.6 million in 2002 from a contract settlement. Excluding this adjustment, MLR for 2002 would have been 77.9% compared to 78.3% in 2003. In addition, the MLR in 2003 was negatively impacted by the recent change in the Texas state legislature, which no longer funds a vision benefit in its Children's Health Insurance Program and vision hardware to Medicaid recipients over the age of 21. As a result, we experienced an increase in claims as utilization increased prior to the elimination of the benefit.

     Cost of product sales. Cost of product sales increased to approximately $56.3 million for the year ended December 31, 2003, from approximately $31.1 million for the year ended December 31, 2003, an increase of approximately $25.2 million or 81.1%. This increase is primarily due to a $34.0 million increase in product costs related to the increase in sales from the acquisition of Wise Optical in February 2003. The increase in product costs is partially offset by an approximate $8.5 million decrease in product costs associated with our Buying Group due to a decrease in sales volume and an approximate $0.3 million decrease in product costs in our Consumer Vision business primarily as a result of a shift in product mix to higher margin products as a result of sales incentives, a shift that we expect will continue into the future.

     Cost of services. Cost of services increased to approximately $9.0 million for the year ended December 31, 2002, compared to approximately $8.2 million for the year ended December 31, 2002, an increase of approximately $0.8 million or 10.7%. Of this increase approximately $0.5 million is due to the increase in software sales volume and $0.3 million is due to the increase in Consumer Vision services.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased to approximately $38.2 million for the year ended December 31, 2003, from approximately $26.3 million for the year ended December 31, 2002, an increase of approximately $11.9 million. Of this increase, approximately $10.9 million represents operating expenses of Wise Optical and includes approximately $1.0 million of Wise Optical integration related costs consisting primarily of severance, stay bonuses, legal, consulting and other professional fees. The remaining increase is primarily attributed to costs we incurred as part of our direct-to-employer initiative in the Managed Vision segment, including legal, consulting, compensation costs for a new sales force and other professional fees. While we expect most of these cost to continue into the future, they will be offset by direct-to-employer sales revenue.

     Goodwill impairment charge. For the year ended December 31, 2003, we recorded a non-cash goodwill impairment loss of approximately $1.6 million in our Distribution and Technology segment, due to decreases in Buying Group sales and significant operating losses at Wise Optical.

     Interest expense. Interest expense decreased to approximately $2.1 million for the year ended December 31, 2003 from approximately $3.0 million for the year ended December 31, 2002, a decrease of $0.9 million. This decrease in interest expense is primarily due to the decrease in the average outstanding debt balance, primarily due to the conversion of debt to preferred stock in May 2003.

     Gain (loss) from early extinguishment of debt. The approximate $1.9 million loss from early extinguishment of debt for the year ended December 31, 2003, primarily represents the write-off of deferred debt issuance costs and debt discount associated with the exchange of approximately $16.2 million of debt for Series C Preferred Stock, which occurred on May 12, 2003 and the amendment of our term loan with CapitalSource on November 13, 2003. The approximate $8.8 million gain on extinguishment of debt for the year ended December 31, 2002 was the result of our capital restructuring in January 2002. The 2002 gain is comprised of approximately $10.0 million of forgiveness of principal and interest by Bank Austria, our former senior secured lender, and was partially offset by the write-off of $1.2 million of related unamortized deferred financing fees and debt discount.

     Income tax expense (benefit). For the year ended December 31, 2003, we recorded approximately $4.9 million of income tax expense, which includes approximately $7.6 million of tax expense to establish a full valuation allowance against our deferred tax assets and is partially offset by an approximate $2.7 million income tax benefit on our loss from continuing operations. The valuation allowance was established based on the weight of historic available evidence, that it is more likely than not that the deferred tax assets will not be realized. The tax expense for the year ended December 31, 2002 of approximately $2.5 million was primarily due to approximately $3.5 million of tax expense associated with the approximate $8.8 million gain on extinguishment of debt, partially offset by an approximate $1.0 million of tax benefit on other operating losses.

     Discontinued operations. In May 2002, our Board of Directors approved our plan to dispose of the net assets used in the retail optical and optometry practice locations we operated in North Carolina. On August 12, 2002, we consummated the sale of those assets, which resulted in a $4.4 million loss on disposal in 2002, including income tax expense of $0.3 million. We reported $0.3 million of income from discontinued operations, net of tax, for the year ended December 31, 2002, representing income from this operation prior to disposal.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     Managed Vision revenue. Managed Vision revenue represents fees received under our managed care contracts. Managed Vision revenue increased to approximately $29.4 million for the year ended December 31, 2002, from approximately $29.0 million for the year ended December 31, 2001, an increase of approximately $0.4 million or 1.5%. Managed Vision revenue increased due to new contracts and growth within existing contracts, partially offset by a decrease in revenue largely due to the non-renewal of three contracts.

     Product sales revenue. Product sales primarily include the retail sale of optical products in our Consumer Vision segment and the sale of optical products through our Buying Group. Product sales revenue decreased to approximately $39.4 million for the year ended December 31, 2002, from approximately $44.4 million for the year ended December 31, 2001, a decrease of approximately $5.0 million or 11.1%. Of this decrease, approximately $4.5 million represents a decrease in Buying Group revenue and approximately $0.5 million represents a decrease in retail optical revenue resulting from a decrease in purchasing volume. The decrease in Buying Group volume is primarily due to consolidation in the eye care industry whereby smaller independent eye care businesses are being replaced by larger eye care chains that purchase directly from vendors.

     Other services revenue. Other services revenue includes revenue earned from providing eye care services in our Consumer Vision segment, software services in our Distribution & Technology segment and HSO services. Services revenue decreased to approximately $20.4 million for the year ended December 31, 2002, from approximately $20.7 million for the year ended December 31, 2001, a decrease of approximately $0.3 million or 1.9%. This decrease includes an approximate $1.6 million decrease in health service organization revenue, which was offset by an approximate $0.8 million increase in Consumer Vision services revenue and a $0.5 million increase in software services revenue. The approximate $0.8 million increase in Consumer Vision services was due to increased services volume in the optometry and ophthalmology areas. The $0.5 million increase in software services revenue was primarily due to an increase in sales volume.

     Other income. Other income for the year ended December 31, 2002 of approximately $2.3 million represents non-recurring settlements on health service organization contracts. We had no other income in 2001.

     Medical claims expense. Medical claims expense decreased to approximately $22.3 million for the year ended December 31, 2002, from approximately $23.0 million for the year ended December 31, 2001, a decrease of approximately $0.7 million. This decrease was primarily due to an approximate $0.6 million favorable adjustment to the reserve in 2002. The medical claims expense loss ratio (MLR) representing medical claims expense as a percentage of Managed Vision revenue improved to 75.9% in 2002, from 79.2% in 2001, primarily due to the favorable adjustment of approximately $0.6 million in 2002. Excluding this adjustment, MLR for 2002 would have been 77.9% compared to 79.2% for 2001.

     Cost of product sales. Cost of product sales decreased to approximately $31.1 million for the year ended December 31, 2002, from approximately $35.5 million for the year ended December 31, 2001, a decrease of approximately $4.4 million or 12.6%. This decrease in cost of sales is due to decreases in sales volume in our Buying Group and retail optometry operations.

     Cost of services. Cost of services decreased to approximately $8.2 million for the year ended December 31, 2002, compared to approximately $8.8 million for the year ended December 31, 2001, a decrease of approximately $0.6 million or 7.7%. This decrease was comprised of an approximate $0.9 million decrease in cost of services associated with Consumer Vision services as a result of cost containment initiatives, partially offset by an approximate $0.3 million increase in technology services expense associated with an increase in sales.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased to approximately $26.3 million for the year ended December 31, 2002, from approximately $26.2 million for the year ended December 31, 2001, an increase of $0.1 million. This increase includes approximately $1.0 million of increased professional fees, principally legal and consulting, and $0.2 million of increased corporate overhead, which primarily relates to increased compensation expense associated with the addition of executive and managerial personnel. These increases were partially offset by a $1.0 million of non-recurring costs, primarily legal and workout costs, in 2001 associated with our capital restructuring.

     Depreciation. Depreciation expense was approximately $1.9 million for the year ended December 31, 2002 compared to approximately $1.8 million for the year ended December 31, 2001. The approximate $0.1 million increase represents depreciation expense on new fixed assets purchased during the year.

     Amortization. Amortization expense decreased to approximately $0.2 million for the year ended December 31, 2002 from approximately $1.1 million for the year ended December 31, 2001 due to the discontinuation of the amortization of goodwill effective January 1, 2002 in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets."

     Interest expense. Interest expense remained unchanged at approximately $3.0 million for each of the years ended December 31, 2002 and 2001. Although we reduced our outstanding indebtedness during 2002, interest expense associated with the decrease in debt was offset by an increase in the interest rate charged on our restructured debt.

     Income tax benefit. We reported income tax expense of $2.6 million for the year ended December 31, 2002 and approximately $8.0 million for the year ended December 31, 2001. The 2002 tax expense was primarily due to approximately $3.5 million of tax expense associated with the approximately $8.8 million gain on extinguishment of debt, partially offset by approximately $0.9 million of tax benefit on other operating losses. The tax benefit in 2001 was primarily due to the reversal of the valuation allowance against our deferred tax assets based on our expected ability to utilize our net operating loss carryforwards in the future.

     Discontinued operations. In May 2002, our Board of Directors approved our plan to dispose of the net assets used in the retail optical and optometry practice locations we operated in North Carolina. On August 12, 2002, we consummated the sale of those assets, which resulted in an approximate $4.4 million loss on disposal in 2002, including income tax expense of approximately $0.3 million. We reported approximately $0.3 million of income from discontinued operations, net of tax, for each of the years ended December 31, 2002 and 2001, representing income from this operation prior to disposal.


LIQUIDITY AND CAPITAL RESOURCES

     Uses of Liquidity.

     The following table summarizes our significant contractual obligations (in thousands) at December 31, 2003 that impact our liquidity.

     CONTRACTUAL
     OBLIGATIONS         2004        2005          2006        2007         2008      THEREAFTER     TOTAL
 --------------------  ---------  -----------  -----------  -----------  -----------  ----------  ------------
 Long-term debt         $ 1,124        $ 300     $ 11,169        $   -        $   -        $   -      $ 12,593
 Operating leases         2,620        2,505        2,277        2,067        1,853        3,248        14,570
 Capital leases              10            -            -            -            -            -            10
                       ---------  -----------  -----------  -----------  -----------  ----------  ------------
    Total               $ 3,754      $ 2,805     $ 13,446       $2,067       $1,853       $3,248      $ 27,173
                       =========  ===========  ===========  ===========  ===========  ==========  ============

     Our long-term debt is explained in detail in Note 11 to the consolidated financial statements. Operating leases and capital leases are explained in detail in Note 13 to the consolidated financial statements.

     Throughout 2004, we plan to continue making substantial investments in our business. In that regard, we foresee the following as significant uses of liquidity in 2004: personnel costs, interest and principal expense of approximately $1.6 million related to payments to be made our principal lender, CapitalSource Finance, LLC, and capital expenditures of approximately $1.0 million. We also may make investments in future acquisitions of complementary businesses or technologies.

     The amounts and timing of our actual expenditures will depend upon numerous factors, including our investments in technology, the amount of cash generated by our operations and the amount and extent of our acquisitions. Actual expenditures may vary substantially from our estimates.

     Sources of Liquidity.

     Our primary sources of liquidity have been cash flows generated from operations in our Managed Vision and Consumer Vision segments and borrowings under our credit facility.

     The following table sets forth a year-over-year comparison of the components of our liquidity and capital resources for the years ended December 31, 2003 and 2002:

                                          (In millions)

                                          2003      2002     $ CHANGE
                                          ----      ----     --------
       Cash and cash equivalents         $ 1.7     $ 3.1       $ 1.4

       Cash (used in) provided by:
            Operating activities          (2.6)     (0.2)       (2.4)
            Investing activities          (6.7)      2.4        (9.1)
            Financing activities           8.0      (1.7)        9.7

     Net cash used in operating activities in 2003 included a net loss from continuing operations of approximately $12.4 million, which was offset by approximately $11.5 million of non-cash charges. The remaining $1.7 million of cash used in operating activities was a net decrease in working capital, primarily due to a reduction in accounts payable. Net cash used in operating activities for the year ended December 31, 2002 primarily included income from continuing operations and cash provided by discontinued operations, which were offset by a reduction in accounts payable and accrued expenses as a result of our improved liquidity after our debt restructuring in January 2002.

     Net cash used in investing activities was approximately $6.9 million for the year ended December 31, 2003 and included approximately $6.2 million of cash used to purchase the assets of Wise Optical in February 2003 and approximately $0.9 million of capital expenditures. Net cash provided by investing activities in 2002 consisted principally of approximately $3.9 million in net cash received from the sale of discontinued operations and approximately $0.7 million received from notes receivable payments, which were partially offset by approximately

$1.4 million paid to reacquire certain notes receivable and contractual rights as part of our debt restructuring in 2002 and approximately $0.8 million paid for the purchase of fixed assets.

     Net cash provided by financing activities was approximately $8.0 million for the year ended December 31, 2003 and was primarily the result of an approximate $8.8 million net increase in borrowings under our revolving credit facility, which was primarily used to fund the purchase of Wise Optical and offset Wise Optical's operating losses during the year. Net cash used in financing activities in 2002 of approximately $1.7 million resulted primarily from our debt and equity restructure in January 2002 and included principal payments on long-term debt of approximately $25.1 million, a net decrease in our revolving credit facility of approximately $4.9 million and financing costs of approximately $1.5 million, which were partially offset by approximately $27.5 million from the issuance of debt and preferred stock and approximately $2.5 million in proceeds from the exercise of stock warrants.


    The CapitalSource Loan and Security Agreement

     As of December 31, 2003, we had borrowings of $2.1 million outstanding under our term loan with CapitalSource Finance, LLC, $10.4 million of advances outstanding under our revolving credit facility (including a $0.7 million temporary over-advance) with CapitalSource and $0.5 million of additional availability under our revolving credit facility. As of February 29, 2004, we had repaid the $0.7 million over-advance and had $9.6 million of advances outstanding under our revolving credit facility with CapitalSource and $1.3 million of additional availability.

     In January 2002, as part of a debt and equity restructuring, we entered into a credit facility with CapitalSource consisting of a $3.0 million term loan and a $10.0 million revolving credit facility. In February 2003, in connection with our acquisition of Wise Optical, the revolving credit facility was amended to $15.0 million. Although we may borrow up to $15 million under the revolving credit facility, the maximum amount that may be advanced is limited to the value derived from applying advance rates to eligible accounts receivable and inventory.

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

     We did not meet our minimum fixed charge ratio covenant in the third and fourth quarter of 2003, primarily due to operating losses incurred at Wise Optical. However, on November 14, 2003 we entered into an amendment of the terms of our term loan and credit facility with CapitalSource which, among other things,

     (i) increased our term loan by $0.3 million and extend the maturity date of the term loan from January 25, 2004 to January 25, 2006,
     (ii) extended the maturity date of our revolving credit facility from January 25, 2005 to January 25, 2006,
     (iii) permanently increased the advance rate on eligible receivables of Wise Optical from 80% to 85%,
     (iv) temporarily increased the advance rate on eligible inventory of Wise Optical from 50% to 55% through March 31, 2004,
     (v) provided access to a $0.7 million temporary over-advance bearing interest at prime plus 5 1/2%, which was repaid by March 1, 2004, and was guaranteed by Palisade Concentrated Equity Partnership, L.P.,
     (vi) through March 31, 2004, waived our non-compliance with the minimum fixed charge ratio covenant, and
     (vii) changed our net worth covenant from ($27) million to tangible net worth of ($10) million.

     In connection with the foregoing amendment, we agreed to pay CapitalSource $80,000 in financing fees. The amendment also included an additional $150,000 termination fee if we terminate the revolving credit facility prior to

December 31, 2004. Additionally, if we terminate the revolving credit facility pursuant to a refinancing with another commercial financial institution, we must pay CapitalSource, in lieu of the termination fee, a yield maintenance amount equal to the difference between (i) the all-in effective yield which could be earned on the revolving balance through January 25, 2006, and (ii) the total interest and fees actually paid to CapitalSource on the revolving credit facility prior to the termination date or date of prepayment.

     We did not meet our fixed charge ratio covenant in January and February 2004, however we expect to meet all covenants in March 2004. Accordingly, on March 29, 2004 we entered into the Second Amended and Restated Credit Facility which incorporates all of the changes embodied in the above amendments and: (i) confirmed that the temporary over-advance was repaid as of February 29, 2004
(ii) changed the expiration date of the waiver of our fixed ratio covenant from March 31, 2004 to February 29, 2004 and (iii) reduced the tangible net worth covenant from $(10) million to $(2) million. In connection with the third amendment, we agreed to pay $25,000 to CapitalSource in financing fees.

     As of March 1, 2004, the advance rate under our revolving credit facility was 85% of all eligible accounts receivable and 55% of all eligible inventory. We are required to make monthly principal payments of $25,000 on the term loan with the balance due at maturity. The interest rate applicable to the term loan equals the prime rate plus 3.5% (but not less than 9%) and the interest rate applicable to the revolving credit facility is prime rate plus 1.5% (but not less than 5.75%).

     Our subsidiaries guarantee payments and other obligations under the revolving credit facility and we (including certain subsidiaries) have granted a first-priority security interest in substantially all our assets to CapitalSource. We also pledged the capital stock of certain of our subsidiaries to CapitalSource.

     In September 2003, we began implementing strategies and operational changes designed to improve the operations of Wise Optical. These efforts include developing our sales force, improving customer service, enhancing productivity, eliminating positions and streamlining our warehouse and distribution processes. We expect these changes will lead to increased sales, improved gross margins and reduced operating costs at Wise Optical. In addition, in 2003 in our Managed Vision segment, we began shifting away from the lower margin and long sales cycle of our third party administrator ("TPA") style business to the higher margin and shortened sales cycle of a direct-to-employer business. This new direct-to-employer business also removes some of the volatility that is often experienced in our TPA type accounts. During 2003 we developed the sales force and infrastructure necessary to build our direct-to-employer business and expect increased and profitability as a result of this product shift. We experienced significant improvements in revenue and profitability in our Consumer Vision segment during 2003, largely from growth in existing store sales and enhanced margins as a result of sales incentives, which we expect to continue in 2004. We believe the combination of the above initiatives will lead to improved liquidity in 2004. We believe that our cash flow from operations, borrowings under our amended credit facility with CapitalSource and operating and capital lease financing will provide us with sufficient funds to finance our operations for the next 12 months.

     Moreover, we believe that we will be able to comply with our financial covenants under our amended credit facility with CapitalSource, including our minimum fixed charge ratio covenant, the waiver with respect to which expired on February 29, 2004. However, if operating losses continue and we fail to comply with our financial covenants in the future or otherwise default on our debt, our creditors could foreclose on our assets, in which case we would be obligated to seek alternate sources of financing. There can be no assurance that alternate sources of financing will be available to us on terms acceptable to us, if at all. If additional funds are needed, we may attempt to raise such funds through the issuance of equity or convertible debt securities. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and our stockholders may experience dilution of their interest in us. If additional funds are needed and are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to competitive pressures may be significantly limited and may have a material adverse impact on the business and operations of the Company.

Working Capital Constraint and Contingencies

     Our Managed Vision segment maintains $1,150,000 of restricted investments in the form of certificates of deposit, primarily related to the operation of our South Carolina Captive Insurance Company and our Texas HMO, thereby resulting in a restriction upon working capital. Of this amount, $900,000 is held as collateral for letters of credit.

     In November 2003, the Texas Commissioner of Insurance reduced the required minimum net worth for our Texas HMO subsidiary from $1,000,000 to $500,000, which has a positive impact on our liquidity.

Seasonality

     Our revenues are generally affected by seasonal fluctuations in the Consumer Vision and Distribution and Technology segments. During the winter and summer months, we generally experience a decrease in patient visits and product sales. As a result, our cash, accounts receivable and revenues decline during these periods and, since we retain certain fixed costs related to staffing and facilities during these periods, our cash flows can be negatively affected.

IMPACT OF INFLATION AND CHANGING PRICES

     Our revenue is subject to pre-determined Medicare reimbursement rates that, for certain products and services, have decreased over the past three years. Decreases in Medicare reimbursement rates could have an adverse effect on our results of operations if we cannot offset these reductions through increases in revenues or decreases in operating costs. To some degree, prices for health care services and products are set based upon Medicare reimbursement rates, so that our non-Medicare business is also affected by changes in Medicare reimbursement rates.

     We believe that inflation has not had a material effect on our revenues during 2003, 2002 or 2001.

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

     On May 12, 2003, Palisade and Ms. Yimoyines exchanged the entire amount of principal and interest due to them under the senior secured loans, totaling an aggregate of approximately $16.2 million, for a total of 406,158 shares of Series C Preferred Stock, of which 403,256 shares were issued to Palisade and 2,902 shares were issued to Linda Yimoyines. The aggregate principle and interest was exchanged at a rate equal to $.80 per share, the agreed upon value of our common stock on May 12, 2003, divided by 50 (or $40.00 per share). The Series C Preferred Stock has an aggregate liquidation preference of approximately $16.2 million and ranks senior to all other currently issued and outstanding classes or series of our stock with respect to liquidation rights. Each share of Series C Preferred Stock is, at the holder's option, convertible into 50 shares of common stock and has the same dividend rights, on an as converted basis, as our common stock.


The Series B Preferred Stock

     As of December 31, 2003, we had 3,204,959 shares of Series B Preferred Stock issued and outstanding. Subject to the senior liquidation preference of the Series C Preferred Stock, the Series B Preferred Stock ranks senior to all other currently issued and outstanding classes or series of our stock with respect to dividends, redemption rights and rights on liquidation, winding up, corporate reorganization and dissolution. Each share of Series B Preferred Stock is, at the holder's option, immediately convertible into a number of shares of common stock equal to such share's current liquidation value, divided by a conversion price of $0.14, subject to adjustment for dilutive issuances. The number of shares of common stock into which each share of Series B Preferred Stock is convertible will increase over time because the liquidation value of the Series B Preferred Stock increases at a rate of 12.5% per year compounded annually.

     Each share of Series B Preferred Stock must be redeemed in full by the Company on December 31, 2008, at a price equal to the greater of (i) the aggregate adjusted redemption value of the Series B Preferred Stock ($1.40 per share) plus accrued but unpaid dividends or (ii) the amount the preferred stockholders would be entitled to receive if the Series B Preferred Stock plus accrued dividends were converted at that time into common stock and the Company were to liquidate and distribute all of its assets to its common stockholders. The Series B Preferred Stock accrues dividends at an annual rate of 12.5%. As of December 31, 2003, cumulative accrued and unpaid dividends on the Series B Preferred Stock totaled $1.2 million.

     If our assets are insufficient to pay the full amount payable to the holders of the Series B Preferred Stock with respect to dividends, redemption rights or liquidation preferences, then such holders will share ratably in the distribution of assets.

SIGNIFICANT RELATED PARTY TRANSACTIONS

     We maintain a substantial number of real estate leases with various terms with related parties for properties located in Connecticut and Florida. Generally, the leases are for property that is used for executive offices and for the practice of ophthalmology, optometry, sale of eyeglasses or other operating and administrative functions. We believe that these leases reflect the fair market value and contain customary terms for leased commercial real estate in the geographic area where they are located.

     In January 2002, we entered into a $14 million loan agreement with Palisade and Linda Yimoyines and issued 3.2 million shares of Series B Preferred Stock and warrants to purchase 17.5 million shares of our common stock to them as part of our debt restructure. (See "--Liquidity and Capital Resources -- The Conversion of our Senior Subordinated Secured Loans into Series C Preferred Stock")

     On May 12, 2003, Palisade and Ms. Yimoyines exchanged the entire amount of principal and interest due to them under the aforementioned loan agreement, totaling an aggregate of approximately $16.2 million, for a total of 406,158 shares of Series C Preferred Stock. (See "--Liquidity and Capital Resources -- The Conversion of our Senior Subordinated Secured Loans into Series C Preferred Stock")

     We have an unsecured promissory note payable to an officer of the Company related to an amount owed in connection with our purchase of Cohen Systems (now "CC Systems") in 1999. The note, which accrues interest at 7.50% and matures on December 1, 2004 had an outstanding balance of approximately $106,000 and $204,000 at December 31, 2003 and 2002, respectively.


FORWARD-LOOKING INFORMATION AND RISK FACTORS

     The statements in this Annual Report on Form 10-K and elsewhere (such as in other filings by the company with the Securities and Exchange Commission, press releases, presentations by the company or its management and oral statements) that relate to matters that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1934. When used in this document and elsewhere, words such as "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may," "predict" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements include those relating to:

     o Our opinion that with respect to lawsuits incidental to our current and former operations, after taking into account the merits of defenses and established reserves, the ultimate resolution of these matters will not have a material adverse impact on our financial position or results of operations;

     o Our belief that recent strategies implemented at Wise Optical will lead to increased sales, improved gross margins and reduced operating costs.

     o Our belief that our new direct-to-employer product will lead to increased revenue and gross margins in our Managed Vision segment.

     o The expectation that the consolidation in the eye care industry will continue and could further reduce our Buying Group's market share and revenue, and that we do not expect this trend to have a material impact on our overall profitability; and

     o Our belief that cash from operations, borrowings under our amended credit facility, and operating and capital lease financings will provide sufficient funds to finance operations for the next 12 months.

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

CHANGES IN THE REGULATORY ENVIRONMENT APPLICABLE TO OUR BUSINESS, INCLUDING HEALTH-CARE COST CONTAINMENT EFFORTS BY MEDICARE, MEDICAID AND OTHER THIRD-PARTY PAYERS MAY ADVERSELY AFFECT OUR PROFITS.

     The health care industry has experienced a trend toward cost containment as government and private third-party payors seek to impose lower reimbursement and utilization rates and negotiate reduced payment schedules with service providers. Our revenue is subject to pre-determined Medicare reimbursement rates for certain products and services, and decreases in Medicare reimbursement rates could have an adverse effect on our results of operations if we cannot offset these reductions through increases in revenues or decreases in operating costs. To some degree, prices for health care services and products are driven by Medicare reimbursement rates, so that our non-Medicare business is also affected by changes in Medicare reimbursement rates. In addition, federal and state governments are currently considering various types of health care initiatives and comprehensive revisions to the health care and health insurance systems. Some of the proposals under consideration, or others that may be introduced, could, if adopted, have a material adverse effect on our business, financial condition and results of operations.

RISKS RELATED TO THE EYE CARE INDUSTRY, INCLUDING THE COST AND AVAILABILITY OF MEDICAL MALPRACTICE INSURANCE, AND POSSIBLE ADVERSE LONG-TERM EXPERIENCE WITH LASER AND OTHER SURGICAL VISION CORRECTION COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The provision of eye care services entails the potentially significant risk of physical injury to patients and an inherent risk of potential malpractice, product liability and other similar claims. Our insurance may not be adequate to satisfy claims or protect us and our affiliated eye care providers, and this coverage may not continue to be available at acceptable costs. A partially or completely uninsured claim against us could have a material adverse effect on our business, financial condition and results of operations.

MANAGED CARE COMPANIES FACE INCREASING THREATS OF PRIVATE-PARTY LITIGATION, INCLUDING CLASS ACTIONS, OVER THE SCOPE OF CARE FOR WHICH MANAGED CARE COMPANIES MUST PAY.

     Several large national managed care companies have been the target of class action lawsuits alleging fraudulent practices in the determination of health care coverage policies for their beneficiaries. Such lawsuits have, thus far, been aimed solely at full service managed care plans and not companies that specialize in specific segments, such as eye care. We cannot assure you that private party litigation, including class action suits, will not target it in the future, or that we will not otherwise be affected by such litigation.

LOSS OF THE SERVICES OF KEY MANAGEMENT PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS.

     Our success, in part, depends upon the continued services of Dean J. Yimoyines, M.D., who is our chairman and chief executive officer. We believe that the loss of the services of Dr. Yimoyines could have a material adverse effect on our business, financial condition and results of operations. In addition, we have employment agreements with Dean J. Yimoyines and other officers that require lump sum payments to be made upon the event of a change in control. These change in control payments could deter takeover bids even if those bids are in our stockholders' best interests.

IF WE FAIL TO EXECUTE OUR GROWTH STRATEGY, WE MAY NOT BECOME PROFITABLE

     Our growth strategy depends in part on its ability to expand and successfully implement our integrated business model. Our growth strategy also requires successful sales results and operational execution in our managed care business. Our growth strategy has resulted in, and will continue to result in, new and increased responsibilities for management and additional demands on management, operating and financial systems and resources. Our ability to continue to expand will also depend upon our ability to hire and train new staff and managerial personnel, and adapt our structure to comply with present or future legal requirements affecting our arrangements with ophthalmologists and optometrists. If we are unable to implement these and other requirements, our business, financial condition, results of operations and ability to achieve and sustain profitability could be materially adversely affected.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL CAPITAL, OUR GROWTH COULD BE LIMITED.

     If we do not generate sufficient cash from its operations, we may need to obtain additional capital in order to successfully implement our growth strategy and to finance our continued operations. We believe that our cash flow from operations, borrowings under our credit facility, and operating and capital lease financing will provide us with sufficient funds to finance our operations for the next 12 months. If however, additional funds are needed, we may attempt to raise such funds through the issuance of equity or convertible debt securities. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and our stockholders may experience dilution of their interest in us. If additional funds are needed and are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to competitive pressures may be significantly limited.

WE HAVE A HISTORY OF LOSSES AND MAY INCUR FURTHER LOSSES IN THE FUTURE.

     We have historically incurred substantial operating losses due to our sizeable outstanding indebtedness and costs relating to the integration of newly acquired businesses. We cannot assure that it will not incur further losses in the future.

WE MAY NOT BE ABLE TO MAINTAIN THE LISTING OF ITS COMMON STOCK ON THE AMERICAN STOCK EXCHANGE, WHICH MAY MAKE IT MORE DIFFICULT FOR STOCKHOLDERS TO DISPOSE OF OUR COMMON STOCK.

     Our common stock is listed on the American Stock Exchange. The exchange's rules for continued listing include stockholders' equity requirements, which we may not meet if we experience further losses; and market value requirements, which we may not meet if the price of our common stock does not increase. If our common stock is delisted from the American Stock Exchange, trading in our common stock would be conducted, if at all, in the over-the-counter market. This would make it more difficult for stockholders to dispose of their common stock and more difficult to obtain accurate quotations on our common stock. This could have an adverse effect on the price of the common stock.

IF WE DEFAULT ON OUR DEBT TO CAPITALSOURCE FINANCE, LLC, IT COULD FORECLOSE ON OUR ASSETS.

     Our outstanding indebtedness to CapitalSource under its term loan and revolving credit facility as of March 1, 2004 was approximately $10.9 million. Substantially all of OptiCare's assets are pledged to secure this indebtedness. If OptiCare defaults on the financial covenants in its credit facility, CapitalSource could foreclose on its security interest in our assets, which would have a material adverse effect on our business, financial condition and results of operations.

WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY WITH OTHER EYE CARE SERVICES COMPANIES WHICH HAVE MORE RESOURCES AND EXPERIENCE THAN US, AND WITH OTHER EYE CARE DISTRIBUTORS.

     Some of our competitors have substantially greater financial, technical, managerial, marketing and other resources and experience than we do and, as a result, may compete more effectively than we can. We compete with other businesses, including other eye care services companies, hospitals, individual ophthalmology and optometry practices, other ambulatory surgery and laser vision correction centers, managed care companies, eye care clinics, providers of retail optical products and distributors of wholesale and retail optical products. Companies in other health care industry segments, including managers of hospital-based medical specialties or large group medical practices, may become competitors in providing surgery and laser centers as well as competitive eye care-related services. Our failure to compete effectively with these and other competitors, could have a material adverse effect on our business, financial condition and results of operations.

IF WE FAIL TO NEGOTIATE PROFITABLE CAPITATED FEE ARRANGEMENTS, IT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     Under some managed care contracts, known as "capitation" contracts, health care providers accept a fixed payment per member per month, whether or not a person covered by a managed care plan receives any services, and the health care provider is obligated to provide all necessary covered services to the patients covered under the agreement. Many of these contracts pass part of the financial risk of providing care from the payor, i.e., an HMO, health insurer, employee welfare plan or self-insured employer, to the provider. The growth of capitation contracts in markets which we serve could result in less certainty with respect to profitability and require a higher level of actuarial acumen in evaluating such contracts. We do not know whether we will be able to continue to negotiate arrangements on a capitated or other risk-sharing basis that prove to be profitable, or to pass the financial risks of providing care to other parties, or to accurately predict utilization or the costs of rendering services. In addition, changes in federal or state regulations of these contracts may limit our ability to transfer financial risks away from us. Any such developments could have a material adverse effect on our business, financial condition and results of operations.

WE MAY HAVE POTENTIAL CONFLICTS OF INTERESTS WITH RESPECT TO RELATED PARTY TRANSACTIONS WHICH COULD RESULT IN CERTAIN OF OUR OFFICERS, DIRECTORS AND KEY EMPLOYEES HAVING INTERESTS THAT DIFFER FROM OUR STOCKHOLDERS AND US.

     We have contractual agreements with entities owned or controlled by our officers, directors and key employees, which agreements could create the potential for possible conflicts of interests for such individuals. Through our subsidiaries, we lease property owned by certain of our officers and their family members.

     Our subsidiary, OptiCare Eye Health Centers, Inc., is party to a Professional Services and Support Agreement with OptiCare, P.C., a Connecticut professional corporation. Dr. Yimoyines, our Chairman, Chief Executive Officer, and beneficial holder of approximately 17% of our outstanding voting stock, is the sole stockholder of OptiCare, P.C. Pursuant to our agreement, OptiCare, P.C. employs medical personnel and performs all ophthalmology and optometry services at our facilities in Connecticut. We select and provide the facilities at which the services are performed and provide all administrative and support services for the facilities for which OptiCare, P.C. provides medical personnel and performs its ophthalmology and optometry services. We bill and receive payments for services rendered by the medical personnel of OptiCare, P.C. and OptiCare P.C. pays its physicians compensation for such medical services rendered.

HEALTH CARE REGULATIONS OR HEALTH CARE REFORM INITIATIVES COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     We are subject to extensive federal and state governmental regulation and supervision, including, but not limited to:

     o    anti-kickback statutes;
     o    self-referral laws;
     o insurance and licensor requirements associated with our managed care business;
     o    civil false claims acts;
     o    corporate practice of medicine restrictions;
     o    fee-splitting laws;
     o    facility license requirements and certificates of need;
     o regulation of medical devices, including laser vision correction and other refractive surgery procedures;
     o    FDA and FTC guidelines for marketing laser vision correction; and
     o    regulation of personally identifiable health information.

     We cannot assure you that these laws and regulations will not change or be interpreted in the future either to restrict or adversely affect its business activities or relationships with other eye care providers.

     These laws and regulations have been subject to limited judicial and regulatory interpretation. They are enforced by regulatory agencies that are vested with broad discretion in interpreting their meaning. Neither federal nor state authorities have examined our agreements and activities with respect to these laws and regulations. We cannot assure you that review of our business arrangements will not result in determinations that adversely affect our operations or that certain material agreements between us and eye care providers or third-party payers will not be held invalid and unenforceable. Any limitation on our ability to continue operating in the manner in which we have operated in the past could have an adverse effect on our business, financial condition and results of operations. In addition, these laws and their interpretation vary from state to state. The regulatory framework of certain jurisdictions may limit our expansion into such jurisdictions if we are unable to modify our operational structure to conform to such regulatory framework.

WE ARE DEPENDENT UPON LETTERS OF CREDIT OR OTHER FORMS OF THIRD PARTY SECURITY IN CONNECTION WITH CERTAIN OF OUR CONTRACTUAL ARRANGEMENTS AND, THUS, WOULD BE ADVERSELY AFFECTED IN THE EVENT WE ARE UNABLE TO OBTAIN SUCH CREDIT AS NEEDED.

     We have obtained letters of credit to secure its contractual commitments to certain managed care companies. If we are unable to maintain these letters of credit or secure replacement letters of credit, we may not be able to retain our existing contracts or obtain new contracts with certain managed care companies. The inability to do business with these managed care companies could have an adverse effect on our business, financial condition and results of operations.

WE MAY NOT REALIZE THE EXPECTED BENEFITS FROM OUR ACQUISITION OF WISE OPTICAL.

     We may not be able to decrease the operating losses or profitably manage the operations of Wise Optical in the future without encountering difficulties or experiencing the loss of key employees, potential customers or suppliers. If we can not profitably manage Wise Optical's operations, or if the effort requires greater time or resources than OptiCare has anticipated, we may not realize the expected benefits from the acquisition, and this could have a material adverse effect on our business, financial condition, and results of operations.

OUR LARGEST STOCKHOLDER, PALISADE CONCENTRATED EQUITY PARTNERSHIP, L.P., OWNS SUFFICIENT SHARES OF OUR COMMON STOCK AND VOTING EQUIVALENTS TO SIGNIFICANTLY AFFECT THE RESULTS OF ANY STOCKHOLDER VOTE AND CONTROLS OUR BOARD OF DIRECTORS.

     Palisade owns approximately 83% of our voting power and therefore will determine the outcome of all corporate matters requiring stockholder approval, including the election of all of our directors and transactions such as mergers. In addition, in connection with the restructuring, we agreed that so long as Palisade owns more than 50% of the voting power of our capital stock, Palisade shall have the right to designate a majority of our board of directors.

CONFLICTS OF INTEREST MAY ARISE BETWEEN PALISADE AND OPTICARE.

     Conflicts of interest may arise between us and Palisade and its affiliates in areas relating to past, ongoing and future relationships and other matters. These potential conflicts of interest include corporate opportunities, indemnity arrangements, potential acquisitions or financing transactions; sales or other dispositions by Palisade of our shares held by it; and the exercise by Palisade of its ability to control our management and affairs. In addition, two of our directors are officers of Palisade Capital Management, LLC, an affiliate of Palisade. There can be no assurance that any conflicts that may arise between Palisade and us will not have a material adverse effect on our business, financial condition and results of operations or our other stockholders.


WE MAY FAIL FINANCIAL COVENANTS IN THE FUTURE

     In the third and fourth quarters of 2003, we failed our fixed charges ratio covenant under our revolving credit facility with CapitalSource, but received a waiver through February 29, 2004. If we fail a financial covenant in the future (beyond the date of our current waiver) or otherwise default on our debt, our creditors could foreclose on our assets.

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

     We do not expect changes in interest rates to have a material effect on income or cash flows in the year 2004, although there can be no assurances that interest rates will not significantly change. A 10% change in the interest rate payable by us on our variable rate debt would have increased or decreased the annual interest expense by $0.1 million, assuming our borrowing level is unchanged. We did not use derivative instruments to adjust our interest rate risk profile during the year ended December 31, 2003.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements and the reports of independent certified public accountants thereon are set forth herein beginning on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

     In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     (b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the fourth quarter of our last fiscal year, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information regarding directors and executive officers required by Item 10, appearing under the captions "Election of Directors," "Section 16(A) Beneficial Ownership Reporting Compliance" and "Code of Conduct and Ethics" of our Proxy Statement for the 2004 Annual Meeting of Stockholders, is incorporated herein by reference.

     Information regarding our directors and executive officers is included in
Part I of this Form 10-K as permitted by General Instruction G (3).


ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 appearing under the caption "Executive Compensation" of our Proxy Statement for the 2004 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by Item 12 appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" of our Proxy Statement for the 2004 Annual Meeting of Stockholders is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

     The following table provides certain aggregate information with respect to all of our equity compensation plans in effect as of December 31, 2003:

                                                                                              NUMBER OF SECURITIES
                                                                                            REMAINING AVAILABLE FOR
                                 NUMBER OF SECURITIES                                     FUTURE ISSUANCE UNDER EQUITY
                                  TO BE ISSUED UPON           WEIGHTED AVERAGE           COMPENSATION PLANS (EXCLUDING
                                     EXERCISE OF             EXERCISE PRICE OF           SECURITIES REFLECTED IN FIRST
        PLAN CATEGORY            OUTSTANDING OPTIONS        OUTSTANDING OPTIONS                     COLUMN)
        -------------            -------------------        -------------------          -----------------------------
   Equity Compensation
   Plans  Approved by
   Stockholders (1)                   5,523,462                    $ 1.19                         3,211,329

   Equity Compensation
   Plans Not Approved by
   Stockholders (2)                       -                          -                                -
                                      ---------                    ------                         ---------
   Total                              5,523,462                    $ 1.19                         3,211,329
                                      =========                    ======                         =========

(1) These plans consist of the 1999 Performance Stock Program, the Amended and Restated 1999 Employee Stock Purchase Plan, the 2000 Professional Employee Stock Purchase Plan and the Amended and Restated 2002 Stock Incentive Plan.

(2) There are no equity compensation plans that have not been approved by stockholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by Item 13 appearing under the captions "Employment Contracts and Change of Control Agreements" and "Certain Relationships and Related Transactions" of our Proxy Statement for the 2004 Annual Meeting of the Stockholders is incorporated herein by reference.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by Item 14 appearing under the caption "Audit and Non-Audit Fees" of our Proxy Statement for the 2004 Annual Meeting of Stockholders is incorporated herein by reference.


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

3. EXHIBITS:

         EXHIBIT           DESCRIPTION
         -------           -----------

         3.1 Certificate of Incorporation of Registrant, incorporated herein by reference to the Registrant's Annual Report on Form 10-KSB filed February 3, 1995,
                           Exhibit 3.1.

         3.2 Certificate of Amendment of the Certificate of Incorporation, dated as of August 13, 1999, as filed with the Delaware Secretary of State on August 13, 1999, incorporated herein by reference to Registrant's Current Report on Form 8-K filed on August 30, 1999, Exhibit 3.1.

         3.3 Certificate of Designation with respect to the Registrant's Series A Convertible Preferred Stock, as filed with the Delaware Secretary of State on August 13, 1999, incorporated herein by reference to Registrant's Current Report on Form 8-K filed on August 30, 1999, Exhibit 3.2.

         3.4 Certificate of Amendment of the Certificate of Incorporation, as filed with the Delaware Secretary on January 21, 2002, increasing the authorized common stock of the Registrant from 50,000,000 to 75,000,000 shares, incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on February 11, 2002, Exhibit 3.1.

         3.5 Certificate of Designation, Rights and Preferences of the Series B 12.5% Voting Cumulative Convertible Participating Preferred Stock of the Registrant, as filed with the Delaware Secretary of State on January 23, 2002, incorporated herein by reference to the Registrant's Current Report on Form 8-K dated filed on February 11, 2003, Exhibit 3.2.

         3.6 Certificate of Designation, Rights and Preferences of the Series C Preferred Stock of the Registrant, as filed with the Delaware Secretary of State on May 12, 2003, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 12, 2003, Exhibit 3.6.

         3.7 Certificate of Amendment of the Certificate of Incorporation, as filed with the Delaware Secretary of State on May 29, 2003, increasing the authorized common stock of the Registrant from 75,000,000 to 150,000,000 shares, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 12, 2003, Exhibit 3.7.

         3.8 Amended and Restated By-laws of Registrant adopted March 27, 2000, incorporated herein by reference to Registrant's Annual Report on Form 10-K filed on March 30, 2000, Exhibit 3.3.

         3.9 Amendment No. 1 to the Amended and Restated Bylaws of Registrant incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on February 11, 2002, Exhibit 3.3.

         4.1 Form of Warrant to purchase 2,250,000 shares of common stock issued in connection with the Secured Promissory Note issued as of October 10, 2000, by OptiCare Eye Health Centers, Inc., PrimeVision Health, Inc. and OptiCare Eye Health Network, Inc. to Medici Investment Corp., incorporated herein by reference to the Registrant's

         EXHIBIT           DESCRIPTION
         -------           -----------

                           Annual Report on Form 10-K filed on November 29, 2001, Exhibit 10.54.

         4.2 Form of Warrant to purchase 300,000 shares and 2,000,000 shares of common stock issued in connection with the Amended and Restated Secured Promissory Note issued as of October 10, 2000, by OptiCare Eye Health Centers, Inc., PrimeVision Health, Inc. and OptiCare Eye Health Network, Inc. to Medici Investment Corp., incorporated herein by reference to the Registrant's Annual Report on Form 10-K filed on November 29, 2001
                           Exhibit 10.55.

         4.3 Form of Warrant to purchase 50,000 shares of common stock issued in connection with the Amended and Restated Secured Promissory Note issued as of October 10, 2000, by OptiCare Eye Health Centers, Inc., PrimeVision Health, Inc. and OptiCare Eye Health Network, Inc. to Dean J. Yimoyines, M.D., incorporated herein by reference to the Registrant's Annual Report on Form 10-K filed on November 29, 2001, Exhibit 10.56.

         4.4 Form of Warrant to purchase 400,000 shares of common stock issued in connection with the Amended and Restated Secured Promissory Note issued as of October 10, 2000, by OptiCare Eye Health Centers, Inc., PrimeVision Health, Inc. and OptiCare Eye Health Network, Inc. to Palisade Concentrated Equity Partnership, L.P., incorporated herein by reference to the Registrant's Annual Report on Form 10-K field on November 29, 2001, Exhibit 10.57.

         4.5 Form of Warrant dated January 25, 2002, issued to CapitalSource Finance, LLC, for the purchase of up to 250,000 shares of common stock, incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on February 11, 2002, Exhibit 3.6.

         10.1 1999 Performance Stock Program, incorporated herein by reference to the Registrant's Registration Statement on Form S-4, registration no. 333-78501, first filed on May 14, 1999, as amended (the "Registration Statement 333-78501"), Exhibit 4.1. +

         10.2 Amended and Restated 1999 Employee Stock Purchase Plan, incorporated herein by reference to Registrant's Annual Report on Form 10-K filed on March 30, 2000, Exhibit 4.2. +

         10.3 2000 Professional Employee Stock Purchase Plan incorporated herein by reference to Registrant's Annual Report on Form 10-K filed on March 30, 2000,
                           Exhibit 4.3. +

         10.4 Amended and Restated 2002 Stock Incentive Plan incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q filed August 14, 2002,
                           Exhibit 4.4.+

         10.5 Vision Care Capitation Agreement between OptiCare Eye Health Centers, Inc. and Blue Cross & Blue Shield of Connecticut, Inc. (and its affiliates) dated October 23, 1999, incorporated herein by reference to the Registration Statement 333-78501, Exhibit 10.9.

         10.6 Eye Care Services Agreement between OptiCare Eye Health Centers, Inc. and Anthem Health Plans, Inc. (d/b/a Anthem Blue Cross and Blue Shield of Connecticut), effective November 1, 1998, incorporated herein by reference to the Registration Statement 333-78501, Exhibit 10.10.

         10.7 Contracting Provider Services Agreement dated April 26, 1996, and amendment thereto dated as of January 1, 1999, between Blue Cross and Blue Shield of Connecticut, Inc., and OptiCare Eye Health Centers, Inc., incorporated herein by reference to the Registration Statement 333-78501, Exhibit 10.11.

         10.8 Form of Employment Agreement between the Registrant and Dean J. Yimoyines, M.D., effective August 13, 1999, incorporated herein by reference to the Registration

         EXHIBIT           DESCRIPTION
         -------           -----------

                           Statement 333-78501, Exhibit 10.11.+

         10.9 Lease Agreement dated September 1, 1995 by and between French's Mill Associates, as landlord, and OptiCare Eye Health Centers, Inc. as tenant, for premises located at 87 Grandview Avenue, Waterbury, Connecticut incorporated herein by reference to the Registration Statement 333-78501, Exhibit 10.17.

         10.10 Lease Agreement dated September 30, 1997 by and between French's Mill Associates II, LLP, as landlord, and OptiCare Eye Health Center, P.C., as tenant, for premises located at 160 Robbins Street, Waterbury, Connecticut (upper level), incorporated herein by reference to the Registration Statement 333-78501, Exhibit 10.18.

         10.11 Lease Agreement dated September 1, 1995 and Amendment to lease dated September 30, 1997 by and between French's Mill Associates II, LLP, as Landlord, and OptiCare Eye Health Center, P.C., as tenant, for premises located at 160 Robbins Street, Waterbury, Connecticut (lower level), incorporated herein by reference to the Registration Statement 333-78501.,
                           Exhibit 10.19.

         10.12 Second Amendment to Lease Agreement dated September 30, 1997 by and between French's Mill Associates II, LLP, as landlord, and OptiCare Eye Health Center, Inc., as tenant, for premises located at 160 Robbins Street, Waterbury, Connecticut, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 12, 2003, Exhibit 10.4.

         10.13 Lease Agreement dated August 1, 2002 by and between Harrold-Barker Investment Company, as landlord, and OptiCare Health Systems, Inc., as tenant, for premises located at 110 and 112 Zebulon Court, Rocky Mount, North Carolina incorporated herein by reference to the Registrant's Annual Report on Form 10-K filed on March 18, 2003, Exhibit 10-12.

         10.14 Form of Health Services Organization Agreement between PrimeVision Health, Inc. and eye care providers, incorporated herein by reference to the Registration Statement 333-78501, Exhibit 10.21.

         10.15 Professional Services and Support Agreement dated December 1, 1995 between OptiCare Eye Health Centers, Inc. and OptiCare P.C., a Connecticut professional corporation, incorporated herein by reference to the Registration Statement 333-78501, Exhibit 10.22.

         10.16 Stock Purchase Agreement dated October 1, 1999, among the Registrant, Stephen Cohen, Robert Airola, Gerald Mandel and Reginald Westbrook (excluding schedules and other attachments thereto), incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 15, 1999, Exhibit 10.10.

         10.17 Employment Agreement between the Registrant as employer and Gordon A. Bishop, dated August, 13, 1999, incorporated herein by reference to the Registration Statement 333-93043, Exhbit 10.41. +

         10.18             Employment Agreement between the Registrant and Jason
                           M. Harrold, effective July 1, 2000, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 14, 2000, Exhibit
                           10.10. +

         10.19 OptiCare Directors' and Officers' Trust Agreement dated November 7, 2001, between the Registrant and Norman S. Drubner, Esq., as Trustee, incorporated herein by reference to the Registrant's Annual Report on Form 10-K filed on November 29, 2001, Exhibit
                           10.52. +

         10.20 Agreement for Consulting Services between Morris Anderson and Associates, Ltd. and the

         EXHIBIT           DESCRIPTION
         -------           -----------

                           Registrant dated April 16, 2001, incorporated herein by reference to the Registrant's Annual Report on Form 10-K filed on November 19, 2001, Exhibit 10.53.

         10.21 Restructure Agreement dated December 17, 2001, among Palisade Concentrated Equity Partnership, L.P., Dean
                           J. Yimoyines, M.D. and the Registrant incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on February 11, 2002,
                           Exhibit 10.1.

         10.22 Amendment No. 1, dated January 5, 2002, to the Restructure Agreement dated December 17, 2001, among Palisade Concentrated Equity Partnership. L.P., Dean
                           J. Yimoyines, M.D. and the Registrant incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on February 11, 2002,
                           Exhibit 10.2.

         10.23 Amendment No. 2, dated January 22, 2002, to the Restructure Agreement dated December 17, 2001, among Palisade Concentrated Equity Partnership, L.P. Dean
                           J. Yimoyines, M.D. and the Registrant incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on February 11, 2002,
                           Exhibit 10.3.

         10.24 Amendment No. 3, dated May 12, 2003, to the Restructure Agreement dated December 17, 2001, among Palisade Concentrated Equity Partnership. L.P., Dean
                           J. Yimoyines, M.D. and the Registrant, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 12, 2003, Exhibit 10.3.

         10.25 Subordinated Pledge and Security Agreement dated as of January 25, 2002, by the Registrant (including certain of its subsidiaries) as grantor, and Palisade Concentrated Equity Partnership, L.P., as secured party and agent for the other secured party (Linda Yimoyines), securing the senior secured subordinated notes made by the Registrant to the secured parties dated January 25, 2002, incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on February 11, 2002, Exhibit 10.6.

         10.26 Registration Rights Agreement dated January 25, 2002, covering common stock held by Palisade, common stock issuable on conversion of the Series B Preferred Stock and exercise of the warrants issued to Palisade, Linda Yimoyines and CapitalSource Finance, L.L.C., incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on February 11, 2002, Exhibit 10.7.

         10.27 Amendment No. 1, dated May 12, 2003, to the Registration Rights Agreement dated January 25, 2002, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 12, 2003, Exhibit 10.2.

         10.28 Subordination Agreement dated January 25, 2002, among Palisade Concentrated Equity Partnership, L.P., Linda Yimoyines, CapitalSource Finance, L.L.C. and the Registrant, incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on February 11, 2002, Exhibit 10.8.

         10.29 Amended and Restated Revolving Credit, Term Loan and Security Agreement dated as of January 25, 2002, between CapitalSource Finance, L.L.C. and the Registrant, including Annex I, Financial Covenants, and Appendix I, Definitions, incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on February 11, 2002, Exhibit 10.9.

         10.30 Waiver and Second Amendment, dated as of November 14, 2003, to the Amended and Restated Revolving Credit, Term Loan and Security Agreement, originally dated as of January 25, 2003, by and between the Registrant, OptiCare Eye Health Centers, Inc., PrimeVision Health, Inc. and CapitalSource Finance LLC, incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on November 19, 2003, Exhibit 10.1.

         EXHIBIT           DESCRIPTION
         -------           -----------

         10.31 Term Note B, dated November 14, 2003, by and between the Registrant, OptiCare Eye Health Centers, Inc., PrimeVision Health, Inc. (individually and collectively as borrower) and CapitalSource Finance LLC (as lender), incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on November 19, 2003, Exhibit 10.2.

         10.32 Guaranty Agreement dated November 14, 2003 by and between Palisade Concentrated Equity Partnership, L.P., the Registrant, PrimeVision Health, Inc., OptiCare Eye Health Centers, Inc., OptiCare Acquisition Corp., and CapitalSource Finance LLC, incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on November 19, 2003, Exhibit 10.3.

         10.33 Reassignment of Rights to Payments under Services Agreements, Physician Notes and Physician Security Agreements, between Bank Austria Creditanstalt Corporate Finance, Inc., and the Registrant, dated January 25, 2002, incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on February 11, 2002, Exhibit 10.10.

         10.34 Assignment and Assumption Agreement dated January 25, 2002, between Bank Austria Creditanstalt Corporate Finance, Inc., and CapitalSource Finance, L.L.C., incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on February 11, 2002, Exhibit 10.11.

         10.35 OptiCare Directors' & Officers' Tail Policy Trust dated January 10, 2002, between the Registrant and Norman S. Drubner, Esq.as trustee incorporated herein by reference to the Registrant's Annual Report on Form 10-K filed on April 1, 2002, Exhibit 10.74. * +

         10.36 Employment Agreement dated as of September 1, 2001, between the Registrant and William Blaskiewicz, incorporated herein by reference of the Registrant's Quarterly Report on Form 10-Q filed on December 3, 2002, Exhibti 10.21.+

         10.37 Employment Letter Agreement, dated as of February 18, 2002, between the Registrant and Christopher J. Walls, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on May 15, 2002, Exhibit 10.76.+

         10.38 Employment Letter Agreement, dated as of May 21, 2002, between the Registrant and Lance A. Wilkes, incorporated herein by reference of the Registrant's Quarterly Report on Form 10-Q filed on August 14, 2002, Exhibit 10.77.+

         10.39 Asset Purchase Agreement, dated as of August 1, 2002, by and among the Registrant, PrimeVision Health, Inc. and Optometric Eye Care Center, P.A., incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on August 27, 2002, Exhibit 2.

         10.40 Asset Purchase Agreement, dated as of February 7, 2003, by and among the Wise Optical Vision Group, Inc. and OptiCare Acquisition Corp., incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on February 10, 2003,
                           Exhibit 2.

         10.41 Joinder Agreement and First Amendment, dated as of February 7, 2003, to the Amended and Restated Revolving Credit, Term Loan and Security Agreement, originally dated as of January 25, 2003, by and between the Registrant, OptiCare Eye Health Centers, Inc., PrimeVision Health, Inc. and CapitalSource Finance LLC, incorporated herein by reference to
                           Exhibit 99.2 of the Registrant's Current Report on Form 8-K filed February 10, 2003, Exhibit 99.2.

         EXHIBIT           DESCRIPTION
         -------           -----------

         10.42 Lease Agreement dated August 7, 2000 and Amendment to Lease dated August 1, 2001, by and between Mack-Cali So. West Realty Associates L.L.C., as landlord, and Wise/Contact US Optical Corporation, as tenant, for premises located at 4 Executive Plaza, Yonkers, New York incorporated herein by reference to the Registrant's Annual Report on Form 10-K filed on March 18, 2003, Exhibit 10.39.

         10.43 Letter Agreement dated May 12, 2003 by and among Palisade Concentrated Equity Partnership, L.P., the Registrant and Linda Yimoyines, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 12, 2003, Exhibit 10.1.

         10.44 Second Amended and Restate Revolving Credit, Term Loan and Security Agreement, dated as of March 29, 2004, by and between the Registrant, OptiCare Eye Health Centers, Inc., PrimeVision Health, Inc. OptiCare Acquisition Corporation and CapitalSource Finance LLC. *

         21                List of Subsidiaries of the Registrant. *

         23 Consent of Deloitte & Touche regarding its report on our financial statements as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003. *

         31.1              Certification of Chief Executive Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.*

         31.2              Certification of Chief Financial Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.*

         31.3 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

      *  Filed herewith.
      +  Management or compensatory plan.

(b) REPORTS ON FORM 8-K

     On November 19, 2003 we filed information regarding the modification of our term loan and credit facility under "Item 5. Other Events and Regulations FD Disclosure" and furnished information regarding results of our third quarter of fiscal 2003 under "Item 12. Results of Operation and Financial Condition" on the same current Report on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


March 30, 2004                                    OPTICARE HEALTH SYSTEMS, INC.


                                                  By: /s/ Dean J. Yimoyines
                                                      --------------------------
                                                      Dean J. Yimoyines, M.D.
                                                      Chairman of the Board and
                                                      Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                           TITLE                                                      DATE

/s/ Dean J. Yimoyines               Director, Chairman of the Board and Chief Executive        March 30, 2004
-------------------------------     Officer (Principal Executive Officer)
 Dean J. Yimoyines, M.D.

/s/ William A. Blaskiewicz          Vice President and Chief Financial Officer                 March 30, 2004
-------------------------------     (Principal Financial and Accounting Officer)
William A. Blaskiewicz

/s/ Eric J. Bertrand                Director                                                   March 30, 2004
-------------------------------
Eric J. Bertrand

/s/ Norman S. Drubner               Director                                                   March 30, 2004
-------------------------------
Norman S. Drubner, Esq.

/s/ Mark S. Hoffman                 Director                                                   March 30, 2004
-------------------------------
Mark S. Hoffman

/s/ Richard L. Huber                Director                                                   March 30, 2004
-------------------------------
Richard L. Huber

/s/ Clark A. Johnson                Director                                                   March 30, 2004
-------------------------------
Clark A. Johnson

/s/ Melvin Meskin                   Director                                                   March 30, 2004
-------------------------------
Melvin Meskin

/s/ Mark S. Newman                  Director                                                   March 30, 2004
-------------------------------
Mark S. Newman

                          INDEX TO FINANCIAL STATEMENTS



Independent Auditors' Report                                                                                         F-2

Consolidated Balance Sheets as of December 31, 2003 and 2002                                                         F-3

Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001                           F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001                           F-5

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2003, 2002 and 2001                 F-6

Notes to Consolidated Financial Statements                                                                           F-7

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
OptiCare Health Systems, Inc.
Waterbury, Connecticut

We have audited the accompanying consolidated balance sheets of OptiCare Health Systems, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of OptiCare Health Systems, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standard No. 142.


/s/ Deloitte & Touche LLP

Stamford, Connecticut
March 29, 2004

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                        DECEMBER 31,
                                                                                   --------------------
                                                                                     2003        2002
                                                                                   --------    --------
                                   ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                       $  1,695    $  3,086
   Accounts receivable, net                                                           9,369       5,273
   Inventories                                                                        5,918       2,000
   Deferred income taxes, current                                                      --         1,660
   Notes receivable                                                                     105         516
   Other current assets                                                                 462         369
                                                                                   --------    --------
       Total Current Assets                                                          17,549      12,904
                                                                                   --------    --------
Property and equipment, net                                                           4,683       3,337
Goodwill                                                                             19,195      20,516
Intangible assets, net                                                                1,179       1,353
Deferred income taxes, non-current                                                     --         3,140
Deferred debt issuance costs, net                                                       398       1,187
Notes receivable, less current portion                                                  791         838
Restricted cash                                                                       1,158         252
Other assets                                                                            902       1,578
                                                                                   --------    --------
        TOTAL ASSETS                                                               $ 45,855    $ 45,105
                                                                                   ========    ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                   5,644       2,902
   Claims payable and claims incurred but not reported                                1,534       2,143
   Accrued salaries and related expenses                                              2,609       1,838
   Accrued expenses                                                                   1,364       1,274
   Current portion of long-term debt                                                  1,124       1,266
   Current portion of capital lease obligations                                          10          61
   Unearned revenue                                                                     993       1,053
   Other current liabilities                                                            549         131
                                                                                   --------    --------
        Total Current Liabilities                                                    13,827      10,668

NON-CURRENT LIABILITIES:
    Long-term debt - related party                                                     --        15,588
    Other long-term debt, less current portion                                       11,469       2,564
    Capital lease obligations, less current portion                                    --             7
    Other liabilities                                                                   512         608
                                                                                   --------    --------
       Total Non-Current Liabilities                                                 11,981      18,767
                                                                                   --------    --------

COMMITMENTS AND CONTINGENCIES  (Notes 11, 13,  and 20)

SERIES B 12.5% REDEEMABLE, CONVERTIBLE  PREFERRED STOCK AT AGGREGATE LIQUIDATION
PREFERENCE-RELATED PARTY                                                              5,635       5,018

STOCKHOLDERS' EQUITY:
Series C Preferred Stock, $.001 par value ($16,251 aggregate liquidation preference); 406,158 shares issued and outstanding at December 31, 2003;
  No shares authorized, issued or outstanding at December 31, 2002                        1        --
Common Stock, $0.001 par value; 150,000,000 shares authorized; 30,386,061 and
  28,913,990 shares issued and outstanding at December 31, 2003 and 2002,                30          29
respectively
Additional paid-in-capital                                                           79,700      63,589
Accumulated deficit                                                                 (65,319)    (52,966)
                                                                                   --------    --------
         TOTAL STOCKHOLDERS' EQUITY                                                  14,412      10,652
                                                                                   --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 45,855    $ 45,105
                                                                                   ========    ========

      See notes to consolidated financial statements

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                       YEAR ENDED DECEMBER 31,
                                                               -----------------------------------
                                                                  2003         2002         2001
                                                               ---------    ---------    ---------
NET REVENUES:
   Managed vision                                              $  28,111    $  29,426    $  28,988
   Product sales                                                  72,834       39,409       44,352
   Other services                                                 22,035       20,350       20,742
   Other income                                                    2,722        2,346         --
                                                               ---------    ---------    ---------
        Total net revenues                                       125,702       91,531       94,082
                                                               ---------    ---------    ---------

OPERATING EXPENSES:
   Medical claims expense                                         22,000       22,326       22,966
   Cost of product sales                                          56,253       31,064       35,545
   Cost of services                                                9,034        8,158        8,840
   Selling, general and administrative                            38,174       26,298       26,151
   (Gain) loss from early extinguishment of debt                   1,896       (8,789)
   Goodwill impairment                                             1,639         --           --
   Depreciation                                                    1,899        1,851        1,773
   Amortization                                                      174          181        1,124
   Interest                                                        2,059        3,048        3,022
                                                               ---------    ---------    ---------
        Total operating expenses                                 133,128       84,137       99,421
                                                               ---------    ---------    ---------

Income (loss) from continuing operations before income taxes      (7,426)       7,394       (5,339)
Income tax expense (benefit)                                       4,927        2,528       (8,026)
                                                               ---------    ---------    ---------
Income (loss) from continuing operations                         (12,353)       4,866        2,687

Income from discontinued operations, net of income taxes            --            313          293
Loss on disposal of discontinued operations, net of income
   tax expense of $342                                              --         (4,434)        --
                                                               ---------    ---------    ---------
Net income (loss)                                                (12,353)         745        2,980

  Preferred stock dividends                                         (618)        (531)        --
                                                               ---------    ---------    ---------

Net income (loss) available to common stockholders             $ (12,971)   $     214    $   2,980
                                                               =========    =========    =========


EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations:
   Basic                                                       $   (0.43)   $    0.35    $    0.21
   Diluted                                                     $ ( 0.43)    $    0.10    $    0.21
Income (loss) from discontinued operations:
   Basic                                                            --      $   (0.33)   $    0.02
   Diluted                                                          --      $   (0.33)   $    0.02
Net income (loss):
   Basic                                                       $   (0.43)   $    0.02    $    0.23
   Diluted                                                     $   (0.43)   $    0.01    $    0.23



  See notes to consolidated financial statements.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)


                                                                           YEAR ENDED DECEMBER 31,
                                                                     --------------------------------
                                                                       2003        2002        2001
                                                                     --------    --------    --------
OPERATING ACTIVITIES:
   Net income (loss)                                                 $(12,353)   $    745    $  2,980
   (Income) loss on discontinued operations                              --         4,121        (293)
                                                                     --------    --------    --------
   Income (loss) from continuing operations                           (12,353)      4,866       2,687
   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
    Depreciation                                                        1,899       1,851       1,773
    Amortization                                                          174         181       1,124
    Deferred income taxes                                               4,800       2,658      (7,800)
    Bad debt expense                                                      506         323         498
    Non-cash interest expense                                             958         258         556
    Non-cash (gain) loss on early extinguishment of debt                1,867      (8,789)       --
    Non-cash gain on contract settlements                                (576)       --          --
    Non-cash goodwill impairment charge                                 1,639        --          --
    Non-cash compensation charges                                         178        --          --
    Loss on disposal of fixed assets                                       62        --            73
    Changes in operating assets and liabilities
       Accounts receivable                                              1,914       1,166         636
       Inventories                                                      1,814        (213)         21
       Other assets                                                       (50)       (168)       (519)
       Accounts payable and accrued expenses                           (5,663)     (3,192)     (1,018)
     Other liabilities                                                    201        (136)      2,401
   Cash provided by discontinued operations                              --           992       1,020
                                                                     --------    --------    --------
Net cash (used in) provided by operating activities                    (2,630)       (203)      1,452
                                                                     --------    --------    --------

INVESTING ACTIVITIES:
    Purchases of property and equipment                                  (890)       (765)       (317)
    Purchase of notes receivable                                         --        (1,350)       --
    Payments received on notes receivable                                 458         658        --
    Refund of security deposits                                           775        --          --
    Purchase of restricted investments                                   (900)       --          --
    Purchase of assets from Wise Optical, excluding cash               (6,192)       --          --
    Net proceeds from sale of discontinued operations                    --         3,862        --
                                                                     --------    --------    --------
Net cash (used in) provided by investing activities                    (6,749)      2,405        (317)
                                                                     --------    --------    --------

FINANCING ACTIVITIES:
    Proceeds from long-term debt                                          314      23,474         500
    Net increase (decrease) in revolving credit facility                8,837      (4,917)       --
    Proceeds from exercise of warrants                                   --         2,450        --
    Proceeds from issuance of stock                                       144       4,000           9
    Principal payments on long-term debt                                 (988)    (25,143)       (488)
    Payment of financing costs                                           (261)     (1,445)       --
    Principal payments on capital lease obligations                       (58)        (71)        (65)
                                                                     --------    --------    --------
Net cash provided by (used in) financing activities                     7,988      (1,652)        (44)
                                                                     --------    --------    --------
Increase (decrease) in cash and cash equivalents                       (1,391)        550       1,091
Cash and cash equivalents at beginning of year                          3,086       2,536       1,445
                                                                     --------    --------    --------
Cash and cash equivalents at end of year                             $  1,695    $  3,086    $  2,536
                                                                     ========    ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                               $  1,061    $  1,359    $    432
Cash paid (received) for income taxes                                      76          45        (109)
Reduction of debt in exchange for reduction of receivables                 86       1,011        --
Conversion of senior subordinated debt to Series C Preferred Stock     16,251        --          --

   See notes to consolidated financial statements

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                        Series A           Series C
                                     Preferred Stock   Preferred Stock      Common Stock      Additional
                                     ----------------  ----------------  --------------------  Paid-in   Accumulated
                                      Shares  Amount    Shares   Amount    Shares     Amount   Capital     Deficit      Total
                                     -------- -------  -------- -------- ---------- --------- --------- ------------ ----------
Balance at December 31, 2000         418,803     $ 1        --       --  12,747,324     $ 13  $ 60,554    $ (56,691)    $3,877
  Issuance of  stock under
    employee stock purchase
    plan                                  --      --        --       --      33,458       --         9           --          9
  Issuance of common stock                --      --        --       --      34,310       --         8           --          8
  Issuance of warrants                    --      --        --       --         --        --       108           --        108
  Net income for 2001                     --      --        --       --         --        --        --        2,980      2,980
                                     -------- -------  -------- -------- ---------- --------- --------- ------------ ----------
Balance at December 31, 2001         418,803     $ 1        --       --  12,815,092     $ 13  $ 60,679    $ (53,711)    $6,982
  Issuance of common stock                --                --       --  17,525,000       17     2,433           --      2,450
  Cancellation of shares            (418,803)     (1)       --       --  (1,426,102)      (1)     (375)          --       (377)
  Issuance of warrants                    --      --        --       --          -        --     1,383           --      1,383
  Dividends on redeemable
     preferred stock                      --      --        --       --         --        --      (531)          --       (531)
   Net income for 2002                    --      --        --       --         --        --        --          745        745
                                     -------- -------  -------- -------- ---------- --------- --------- ------------ ----------
Balance at December 31, 2002              --    $ --        --       --  28,913,990     $ 29  $ 63,589    $ (52,966)  $ 10,652
  Issuance of  preferred
    stock                                 --      --   406,158      $ 1         --        --    16,113           --     16,114
  Issuance of common stock                --      --        --       --   1,555,000        1       651           --        652
  Cancellation of shares                  --      --        --       --     (82,929)      --       (35)          --        (35)
  Dividends on redeemable
      preferred stock                     --      --        --       --         --        --      (618)          --       (618)
  Net loss for 2003                       --      --        --       --         --        --        --      (12,353)   (12,353)
                                     -------- -------  -------- -------- ---------- --------- --------- ------------ ----------
Balance at December 31, 2003              --     $--   406,158      $ 1  30,386,061      $30  $ 79,700    $ (65,319)  $ 14,412
                                     ======== =======  ======== ======== ========== ========= ========= ============ ==========

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

    The Company acquired Wise Optical on February 7, 2003 and was accounted for as a purchase. Accordingly, the results of operations of Wise Optical are included in the Company's results of operations since February 1, 2003, the deemed effective date of the acquisition for accounting purposes.

2.  MANAGEMENT'S PLAN

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a substantial net loss and experienced negative cash flows in 2003, primarily due to substantial operating losses at Wise Optical. The losses at Wise Optical were largely attributable to significant expenses incurred for integration (primarily severance and stay bonuses, legal and professional fees), weakness in gross margins and an operating structure built to support a higher sales volume. In September 2003, the Company began implementing strategies and operational changes designed to improve the operations of Wise Optical, which included further developing its sales force, improving customer service, enhancing productivity, eliminating positions and streamlining its warehouse and distribution processes. The Company believes these initiatives will lead to increased sales, improved gross margins and reduced operating costs.

    The Company's Managed Vision segment experienced decreased revenues and operating income in 2003 due to a loss of contracts as a result of state legislative changes in Texas. In addition, the Managed Vision segment incurred significant expenses in 2003 to build a sales force and the infrastructure necessary to expand into the direct-to-employer market. The Company's first direct-to-employer contract became effective in September 2003 and four additional contracts became effective in the fourth quarter of 2003, with additional signed contracts becoming effective in 2004. The Company expects increased margins in its Managed Vision segment through its product mix shift to the higher margin and shortened sales cycle of the direct product and sees the direct-to-employer market as an opportunity for significant growth.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its affiliate OptiCare P.C.. All intercompany accounts and transactions have been eliminated in consolidation.


CASH AND CASH EQUIVALENTS

    The Company considers investments purchased with an original maturity of three months or less when purchased to be cash equivalents.

RECEIVABLES

    Receivables are stated net of allowances for doubtful accounts. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance from bad debts. We determine the allowance based on historical experience and other currently available evidence. Adjustments to the allowance are recorded to bad debt expense, which is included in operating expenses. Gross receivables are stated net of contractual allowances and insurance disallowances. (See also "Services Revenue" below)


INVENTORIES

    Inventories primarily consist of eyeglass frames, lenses, sunglasses, contact lenses and surgical supplies. Inventories are valued at the lower of cost or market, determined on the first-in, first-out "FIFO" basis.


PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. Leasehold improvements are being amortized over the term of the lease or the life of the improvement, whichever is shorter. Depreciation and amortization are provided primarily using the straight-line method over the estimated useful lives of the respective assets as follows:


              CLASSIFICATION                      ESTIMATED USEFUL LIFE
              --------------                      ---------------------
              Furniture, fixtures and equipment        5 - 7 years
              Leasehold improvements                   7 - 10 years
              Computer hardware and software           3 - 5 years


DEFERRED DEBT ISSUANCE COSTS

    Deferred debt issuance costs are being amortized on the straight-line method, which approximates the interest method, over the term of the related debt and such amortization is included in interest expense. Amortization expense of deferred debt issuance costs totaled $248 and $258 for the years ended December 31, 2003 and 2002, respectively.


GOODWILL AND OTHER INTANGIBLE ASSETS

        The Company accounts for goodwill and intangible assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" (see "New Accounting Pronouncements"), which was adopted by the Company on January 1, 2002. In accordance with this standard, goodwill and other intangible assets with indefinite useful lives are no longer subject to amortization, but are reviewed by the Company for impairment on an annual basis, or more frequently if events or circumstances indicate potential impairment. The evaluation methodology for potential impairment is inherently complex, and involves significant management judgement in the use of estimates and assumptions. The Company uses multiples of revenue and earnings before interest, taxes, depreciation and amortization of comparable entities to value the reporting unit being evaluated for goodwill impairment.

    The Company evaluates impairment using a two-step process. First, we compare the aggregate fair value of the reporting unit to its carrying amount, including goodwill. If the fair value exceeds the carrying amount, no impairment exists. If the carrying amount of the reporting unit exceeds the fair value, then we compare the implied fair value of the reporting unit's goodwill with its carrying amount. The implied fair value is determined by allocating the fair value of the reporting unit to all the assets and liabilities of that unit, as if the unit had been acquired in a business combination and the fair value of the unit was the purchase price. If the carrying amount of the goodwill exceeds the implied fair value, then goodwill impairment is recognized by writing the goodwill down to the implied fair value.

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination accounted for as a purchase. During the year 2001, goodwill was amortized using the straight-line method, generally over a period of 25 years. Intangible assets, which represent purchased service and non-compete agreements, are amortized over their contract life and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.


MANAGED VISION REVENUE

    The Company provides vision care services, through its managed vision care business, as a preferred provider to HMOs, PPOs, third party administrators and insurance indemnity programs. The contractual arrangements with these entities operate primarily under capitated programs. Capitation payments are accrued when they are due under the related contracts at the agreed-upon per-member, per-month rates. Revenue from non-capitated services, such as fee-for-service and other preferred provider arrangements, is recognized when the services are provided and the Company's customers are obligated to pay for such services.


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


SERVICES REVENUE

    The Company (through its affiliated professional corporation) provides comprehensive eye care services to consumers, including medical and surgical treatment of eye diseases and disorders by ophthalmologists, and vision measuring and non-surgical correction services by optometrists. The Company also charges a fee for providing the use of its ambulatory surgery center to professionals for surgical procedures. The Company's ophthalmic, optometric and ambulatory surgery center services are recorded at established rates reduced by an estimate for contractual allowances and doubtful accounts. Contractual allowances arise due to the terms of certain reimbursement contracts with third-party payors that provide for payments to the Company at amounts different from its established rates. The contractual allowance represents the difference between the charges at established rates and estimated recoverable amounts and is recognized in the period the services are rendered. The contractual allowance recorded is estimated based on an analysis of collection experience in relation to amounts billed and other relevant information. Any differences between estimated contractual adjustments and actual final settlements under reimbursement contracts are recognized as adjustments to revenue in the period of final settlements.

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


OTHER INCOME

    Revenue from HSO settlements are recognized in other income when received.


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


INSURANCE OPERATIONS

    The Company's managed vision care business includes a wholly-owned subsidiary which is a licensed single service HMO in Texas (the "Texas HMO") and a licensed captive insurance company domiciled in South Carolina, OptiCare Vision Insurance Company ("OVIC"). The Texas HMO is subject to regulation and supervision by the Texas Department of Insurance, which has broad administrative powers relating to standards of solvency, minimum capital and surplus requirements, maintenance of required reserves, payments of dividends, statutory accounting and reporting practices, and other financial and operational matters. The Texas Department of Insurance requires that stipulated amounts of paid-in-capital and surplus be maintained at all times. Dividends payable by the Texas HMO to the Company are generally limited to the lesser of 10% of statutory-basis capital and surplus or net income of the preceding year excluding realized capital gains. OVIC is subject to the regulation and supervision by the South Carolina Department of Insurance and requires minimum capital and surplus levels.

    Under the Company's agreements with the Texas and South Carolina Departments of Insurance, the Company was required to pledge investments of $250 and $500, respectively, at December 31, 2003.


INCOME TAXES

    The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" which requires an asset and liability method of accounting for deferred income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse. A valuation allowance against deferred tax assets is recorded if, based on the weight of historic available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

REDEEMABLE CONVERTIBLE PREFERRED STOCK

     In January 2002 the Company issued 3,204,959 shares of Series B 12.5% Voting Cumulative Convertible Participating Preferred Stock. Each share of Series B Preferred Stock is, at the holder's option, immediately convertible into a number of shares of common stock based on such share's current liquidation value. Each share of Series B Preferred Stock must be redeemed in full by the Company on December 31, 2008. (See also Note 15)

    SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" requires an issuer to classify a mandatorily redeemable instrument as a liability if it represents an unconditional obligation requiring the Company to redeem the instrument by transferring its assets at a specified or determinable date or upon an event that is certain to occur. The Company's convertible redeemable preferred stock is not classified as a liability due to its conversion feature.


STOCK-BASED COMPENSATION

    SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. As permitted under SFAS No. 123 and as amended by SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an Amendment of Statement of Financial Accounting Standard No. 123", the Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25 "Accounting for Stock Issued to Employees" and related interpretations, and provides the pro forma disclosure. Accordingly, compensation cost for the stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

    Pro forma information regarding net loss and loss per share is required by SFAS No. 123, and has been determined as if the Company accounted for its employee stock options granted subsequent to December 31, 1995, under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2003 and 2002 (there were no options granted in 2001):

                                            2003              2002
                                       ---------------    -------------
     Risk free interest rate                3.0%              3.0%
     Dividends                               -                 -
     Volatility factor                      .60               .60
     Expected Life                        5 years           5 years


    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                         YEAR ENDED DECEMBER 31,
                                                               ---------------------------------------------
                                                                   2003            2002            2001
                                                               -------------    ------------    ------------
Net income (loss) available to common stockholders,
   as reported                                                   $ (12,971)           $ 214         $ 2,980
Less: Total stock-based employee compensation
      expense determined under Black-Scholes
      option pricing model, net of related tax effects                (357)           (519)           (321)
                                                               -------------    ------------    ------------
Pro forma net income (loss)                                      $ (13,328)          $(305)         $ 2,659
                                                               =============    ============    ============

Earnings (loss) per share - As reported:
    Basic                                                          $ (0.43)          $ 0.02           $0.23
    Diluted                                                        $ (0.43)          $ 0.01           $0.23
Earnings (loss) per share - Pro forma:
    Basic                                                          $ (0.44)        $ (0.02)           $0.21
    Diluted                                                        $ (0.44)        $ (0.02)           $0.20

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

    The Company considers the carrying amount of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued liabilities and long-term debt to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization or their current market rate of interest. Using available market information, the Company determined that the fair value at December 31, 2003 of the redeemable preferred stock was $30,602 compared to a carrying value of $5,635.


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

    The Company has six managed vision contracts with two insurers, CIGNA and United St. Louis, which account for 14 % of the Company's consolidated revenue in 2003.


ESTIMATES

    In preparing financial statements, management is required to make estimates and assumptions, particularly in determining the adequacy of the allowance for doubtful accounts, insurance disallowances, managed care claims accrual, deferred taxes and in evaluating goodwill and intangibles for impairment, that affect the reported amounts of assets and liabilities as of the balance sheet date and results of operations for the year. Actual results could differ from those estimates.


RECLASSIFICATIONS

    Certain prior year amounts have been reclassified in order to conform to the current year presentation.


NEW ACCOUNTING PRONOUNCEMENTS

    In November 2002, FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued. The interpretation provides guidance on the guarantor's accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. The Company adopted the disclosure requirements of the interpretation as of December 31, 2002. Effective January 1, 2003, additional provisions of FIN No. 45 became effective and were adopted by the Company. The accounting guidelines are applicable to guarantees issued after December 31, 2002 and require that the Company record a liability for the fair value of such guarantees in the balance sheet. The adoption of FIN No. 45 did not have a material impact on the Company's financial position or results of operations.

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

    Effective January 1, 2003, the Company adopted SFAS No. 145, "Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections". SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishment are effective for fiscal years beginning after May 15, 2002. As a result of the Company's adoption of SFAS No. 145, the Company reclassified its previously reported gain from extinguishment of debt of approximately $8.8 million and related income tax expense of approximately $3.5 million in 2002 from an extraordinary item to continuing operations.

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

    Effective January 1, 2003, the Company adopted SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of Statement of Financial Accounting Standard No. 123." This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 and Accounting Principles Board Opinion ("APB") No. 28, "Interim Financial Reporting," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company elected to adopt the disclosure only provisions of SFAS No. 148 and will continue to follow APB Opinion No. 25 and related interpretations in accounting for the stock options granted to its employees and directors. Accordingly, employee and director compensation expense is recognized only for those options whose price is less than fair market value at the measurement date. For disclosure regarding stock options had compensation cost been determined in accordance with SFAS No. 123, see Note 2 to the consolidated financial statements.

    In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. The consolidation provisions of this interpretation are required immediately for all variable interest entities created after January 31, 2003, and the Company's adoption of these provisions did not have a material effect on its financial position or results of operations. For variable interest entities in existence prior to January 31, 2003, the consolidation provisions of FIN 46 are effective December 31, 2003 and did not have a material effect on the Company's financial position or results of operations.

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

    Wise Optical has experienced substantial operating losses in 2003. These losses are largely attributable to significant expenses incurred by Wise Optical, including integration costs (primarily severance and stay bonuses and legal and professional fees), weakness in gross margins and an operating structure built to support a higher sales volume. In September 2003, the Company began implementing strategies and operational changes designed to improve the operations of Wise Optical. These efforts include developing our sales force, improving customer service, enhancing productivity, eliminating positions and streamlining our warehouse and distribution processes. In addition, effective September 3, 2003, Gordon Bishop, President of the Company's Consumer Vision division, has replaced the former President of the Distribution sector of the Distribution and Technology division. Gordon brings industry expertise and a strong optical background to Wise Optical, along with a focus on operating expenses. The Company believes these changes will lead to increased sales, improved gross margins and reduced operating costs.

    The results of operations of Wise Optical are included in the consolidated financial statements from February 1, 2003, the deemed effective date of the acquisition for accounting purposes. The following is a summary of the unaudited pro forma results of operations of the Company as if the Wise Acquisition had closed effective January 1, of the respective periods below:

                                                                       YEAR ENDED
                                                                      DECEMBER 31,
                                                      ---------------------------------------------
                                                         2003            2002             2001
                                                      -----------     ------------    -------------
Net Revenues                                            $132,380         $157,413         $154,215
Loss from continuing operations                         (12,206)          (6,641)            2,135
Net (loss) income                                       (12,206)         (10,762)            2,428
Income (loss) per common share from continuing
operations (1):
  Basic                                                 $ (0.43)         $ (0.53)           $ 0.16
  Diluted                                               $ (0.43)         $ (0.53)           $ 0.15
Net income (loss) per common share from
continuing operations (1):
   Basic                                                $ (0.43)         $ (0.83)            $0.18
   Diluted                                              $ (0.43)         $ (0.83)            $0.17

    (1) Includes effect of preferred stock dividends.

    The unaudited pro forma information presented above is for informational purposes only and is not necessarily indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented, nor does it intend to be a projection of future results.

    The aggregate purchase price of Wise Optical of $7,949 consisted of approximately $7,290 of cash, 750,000 shares of the Company's common stock with an estimated fair market value of $330, and transaction costs of approximately $329. Funds for the acquisition were obtained via the Company's revolving credit note with CapitalSource Finance, LLC ("CapitalSource"), which was increased from $10,000 to $15,000 in connection with the acquisition of Wise Optical.

    The aggregate purchase price of $7,949 was allocated to the estimated fair value of the assets acquired and liabilities assumed with the excess identified as goodwill. Fair values were based on valuations and other studies. The goodwill resulting from this transaction, of $318, was assigned to the Company's Distribution and Technology operating segment and is expected to be amortizable for tax purposes. The goodwill from this acquisition was written-off in September 2003 due to impairment, primarily resulting from the unexpected losses at Wise Optical. See Note 10.

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


    Operating results of the discontinued operations are as follows:

                                                              2002        2001
                                                            --------    --------

External revenue                                            $ 16,771    $ 17,985
                                                            ========    ========

Intercompany revenue                                        $  4,875    $  9,602
                                                            ========    ========

Income from discontinued operations before taxes              $  523      $  489
Income tax expense                                               210         196
                                                             -------    --------
Income from discontinued operations                              313         293
Loss on disposal of discontinued operations, net of
   income taxes of $342                                      (4,434)          --
                                                            --------    --------
Total income (loss) from discontinued operations            $(4,121)       $ 293
                                                            ========    ========


Income (loss) per share from discontinued operations        $ (0.33)      $ 0.02
                                                            ========    ========

6.  SEGMENT INFORMATION

    During the third quarter of 2002, the Company sold its retail optometry division in North Carolina and modified the Company's strategic vision. Accordingly, the Company realigned its business into the following three reportable operating segments: (1) Managed Vision, (2) Consumer Vision, and (3) Distribution and Technology. These operating segments are managed separately, offer separate and distinct products and services, and serve different customers and markets, although there is some cross-marketing and selling between the segments. Discrete financial information is available for each of these segments and the Company's President assesses performance and allocates resources among these three operating segments.

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

    In addition to its reportable operating segments, the Company's "All Other" category includes other non-core operations and transactions, which do not meet the quantitative thresholds for a reportable segment. Included in the "All Other" category is revenue earned under the Company's HSO operation, which receives fee income for providing certain support services to individual ophthalmology and optometry practices. While the Company continues to meet its contractual obligations by providing the requisite services under its HSO agreements, the Company is in the process of disengaging from a number of these arrangements.

    Management assesses the performance of its segments based on income before income taxes, interest expense, depreciation and amortization, and other corporate overhead. Summarized financial information, by segment, for the years ended December 31, 2003, 2002 and 2001 is as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                          -----------------------------------
                                                             2003        2002         2001
                                                          ---------    ---------    ---------
REVENUES:
     Managed vision                                       $  28,111    $  29,426    $  28,988
     Consumer vision                                         30,871       28,834       28,606
     Distribution and technology                             69,038       35,029       38,721
                                                          ---------    ---------    ---------
        Reportable segment totals                           128,020       93,289       96,315
     All other                                                2,869        3,283        2,568
     Elimination of inter-segment revenues                   (5,187)      (5,041)      (4,801)
                                                          ---------    ---------    ---------
     Total net revenue                                    $ 125,702    $  91,531    $  94,082
                                                          =========    =========    =========

SEGMENT INCOME (LOSS):
     Managed vision                                           1,271    $   2,630(1) $   2,018
     Consumer vision                                          2,856        1,463          385
     Distribution and technology                             (2,695)         267          (71)
                                                          ---------    ---------    ---------
     Total reportable segment income                          1,432        4,360        2,332
         All other                                            2,053        2,335        2,041
         Depreciation                                        (1,899)      (1,851)      (1,773)
         Amortization expense and write-off of goodwill      (1,813)        (181)      (1,124)
         Interest expense                                    (2,059)      (3,048)      (3,022)
         Corporate                                           (3,244)      (3,010)      (3,793)
         Gain (loss) on early extinguishment of debt         (1,896)       8,789         --
                                                          ---------    ---------    ---------
       Income (loss) from continuing operations before
         income taxes                                     $  (7,426)   $   7,394    $  (5,339)
                                                          =========    =========    =========

(1) Includes a $600 reduction in claims expense due to a favorable adjustment to the reserve.

                                                  YEAR ENDED DECEMBER 31,
                                               ---------------------------
                                                 2003      2002     2001
                                               -------   -------   -------
ASSETS:
      Managed vision                           $15,567   $15,133   $14,435
      Consumer vision                           10,229    10,200    11,767
      Distribution and technology               16,351     7,456     7,652
                                               -------   -------   -------
         Segment totals                         42,147    32,789    33,854
      Discontinued operations                     --        --      11,729
      Corporate and other                        3,813    12,316    14,159
                                               -------   -------   -------
          Total                                $45,960   $45,105   $59,742
                                               =======   =======   =======

CAPITAL EXPENDITURES:
      Managed vision                           $   135   $    51   $    25
      Consumer vision                              591       518       143
      Distribution and technology                  142        12        36
                                               -------   -------   -------
           Segment totals                          868       581       204
       Discontinued operations                    --         379       306
       Corporate and other                          22       184       113
                                               -------   -------   -------
           Total                               $   890   $ 1,144   $   623
                                               =======   =======   =======



7.  RESTRUCTURING AND OTHER ONE-TIME CHARGES

DEBT AND EQUITY RESTRUCTURING

    In the fourth quarter of 2001, the Company recorded approximately $1,017 of professional fees, primarily legal and work-out related non-deferrable costs, associated with the restructure of the Company's long-term debt that closed in January 2002. (See Note 11)

OPERATIONS RESTRUCTURING

    In the fourth quarter of 2000, the Company recorded $2,306 of restructuring charges and $230 of charges related to the canceled sale of the Connecticut operations. The Company's restructuring plans included closing and consolidating facilities, reducing overhead and streamlining operations and was completed in 2001.

    During the year ended December 31, 2003, 2002 and 2001, $206, $119 and $436, respectively, was charged against the restructuring accrual, representing primarily severance and lease related payments on vacant facilities that were closed as part of the Company's restructuring activities. In 2003, the Company reduced its restructuring reserve by $140 due to a change in estimated future rent payments. The remaining restructuring liability at December 31, 2003 of $471 principally relates to lease obligations on excess office space that are not expected to be utilized over the terms of the remaining leases.


8.  RECEIVABLES

Activity in the allowance for doubtful accounts consisted of the following for the years ended December 31:

                                                             2003            2002           2001
                                                         -------------    -----------    ------------
     Balance at beginning of period                             $ 587           $501            $558
     Allowance of acquired company (Wise Optical)                 642              -               -
     Additions charged to expense                                 506            323             498
     Deductions                                                 (546)          (237)           (555)
                                                         -------------    -----------    ------------
     Balance at end of period                                 $ 1,189           $587            $501
                                                         =============    ===========    ============

9.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                   DECEMBER 31,
                                                          ---------------------------
                                                              2003           2002
                                                          -------------   -----------
     Leasehold improvements                                     $3,881         $3,166
     Furniture and equipment                                     5,441          5,043
     Computer hardware and software                              6,174          3,828
                                                          -------------   -----------
     Total                                                      15,496         12,037
     Accumulated depreciation and amortization                (10,813)        (8,700)
                                                          -------------   -----------
     Property and equipment, net                                $4,683         $3,337
                                                          =============   ===========



10. GOODWILL AND OTHER INTANGIBLE ASSETS

     Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". The standard changed the accounting for goodwill and intangible assets with an indefinite life whereby such assets are no longer amortized; however the standard does require at least annually a test for impairment, and a corresponding write-down, if appropriate. The first step of the goodwill impairment test identifies potential impairment and the second step of the test is used to measure the amount of impairment loss, if any. The Company completed its transitional test for impairment in the second quarter of 2002 and its annual test for impairment during the fourth quarter of 2002. No impairment charges were required in connection with these tests and there were no changes to the carrying value of goodwill during 2002.

    In the third quarter of 2003, the Company performed an interim impairment test of goodwill due to decreases in Buying Group sales and significant operating losses at Wise Optical. The Company completed the first step of the impairment test, which resulted in carrying value exceeding estimated fair value, indicating impairment. The Company was unable to finalize the second step of the impairment test during the third quarter, but recorded an estimated impairment charge of $1,300 in September 2003. The Company finalized the second step of its interim impairment test during the fourth quarter of 2003 and based on the results of that test recorded an additional $339 impairment charge. The Company also performed its annual test for goodwill impairment for all of its reporting units as of December 31, 2003 and no additional impairment charge was required.

    Changes in the carrying amount of goodwill for the year ended December 31, 2003, by segment, are as follows:


                                         MANAGED  CONSUMER  DISTRIBUTION &
                                         VISION    VISION    TECHNOLOGY         TOTAL
                                        --------  --------  --------------    --------
       Balance, December 31, 2002       $ 11,820   $ 4,746   $      3,950     $ 20,516
       Goodwill from acquisition            --        --              318          318
       Impairment charge                    --        --           (1,639)      (1,639)
                                        --------   -------   ------------     --------
       Balance, December 31, 2003       $ 11,820   $ 4,746   $      2,629     $ 19,195
                                        ========   =======   ============     ========

    Comparative information as if goodwill had not been amortized is as follows:

                                                                2003            2002           2001
                                                             ------------    -----------    ------------
    Net income (loss) as reported                             $ (12,353)          $ 745          $2,980
    Add back:  goodwill amortization                                  --             --             943
                                                             ------------    -----------    ------------
      Adjusted net income (loss)                                (12,353)            745           3,923
    Preferred stock dividend                                       (618)          (531)              --
                                                             ------------    -----------    ------------
      Adjusted net income (loss) available to common
         Stockholders                                         $ (12,971)          $ 214          $3,923
                                                             ============    ===========    ============

    Earnings (loss) per common share - basic:
    Net income (loss) available to common stockholders          $ (0.43)          $0.02          $ 0.23
    Goodwill amortization                                             --             --            0.07
                                                             ------------    -----------    ------------
    Adjusted net income (loss) per share                        $ (0.43)          $0.02          $ 0.30
                                                             ============    ===========    ============
    Earnings (loss) per common share - diluted:
    Net income (loss) available to common stockholders          $ (0.43)          $0.01          $ 0.23
    Goodwill amortization                                             --             --            0.07
                                                             ------------    -----------    ------------
    Adjusted net income (loss) per share                        $ (0.43)          $0.01          $ 0.30
                                                             ============    ===========    ============


    Intangible assets subject to amortization are as follows as of December 31:

                                                 2003                                       2002
                                ----------------------------------------   -----------------------------------------
                                   Gross      Accumulated       Net           Gross      Accumulated        Net
                                  Amount      Amortization    Balance        Amount      Amortization     Balance
                                ------------ --------------- -----------   ------------ ---------------  -----------
     Service Agreement              $ 1,658     $ (479)         $ 1,179         $1,658     $ (368)           $1,290
     Non-compete agreements             265        (265)             --            265        (202)              63
                                ------------ --------------- -----------   ------------ ---------------  -----------
         Total                      $ 1,923     $ (744)         $ 1,179         $1,923     $ (570)           $1,353
                                ============ =============== ===========   ============ ===============  ===========


    Amortization expense for the years ended December 31, 2003 and 2002 was $174 and $181, respectively. Annual amortization expense is expected to be $111 for each of the years 2004 through 2008.


11.  LONG-TERM DEBT

The details of the Company's long-term debt at December 31, 2003 and 2002 are as follows:

                                                                                           2003           2002
                                                                                       -----------    -----------
    Term note payable to CapitalSource, due January 25, 2006.  Monthly principal
      payments of $25 with balance due at maturity.                                        $ 2,075       $ 2,333

    Revolving credit note to CapitalSource, due January 25, 2006.                          10,394          1,557

    Senior subordinated secured notes payable due January 24, 2012. (1)                         -         15,588

    Subordinated notes payable due at various dates through 2004.  Principal and interest payments are due monthly or annually.  Interest is payable at rates
      ranging from 7% to 11.4%.                                                               124          1,189

    Unamortized discounts                                                                       -        (1,249)
                                                                                       -----------    -----------
    Total                                                                                  12,593         19,418
    Less current portion                                                                    1,124          1,266
                                                                                       -----------    -----------
                                                                                         $ 11,469       $ 18,152
                                                                                       ===========    ===========

    (1) Converted into Series C Preferred Stock on May 12, 2003.

    Aggregate maturities of long-term debt by year are $1,124 in 2004, $300 in 2005 and $11,869 in 2006.

    The Company had standby letters of credit outstanding at December 31, 2003 and 2002 for $900 and $400, respectively. The letters of credit outstanding at December 31, 2003 and 2002 were secured by restricted certificates of deposit and security deposits, respectively.


THE CAPITALSOURCE LOAN AND SECURITY AGREEMENT

    In January 2002 the Company entered into an Amended and Restated Revolving Credit, Term Loan and Security Agreement (the "Amended Credit Facility") with CapitalSource. CapitalSource acquired this agreement from the Company's previous senior secured lender, Bank Austria, discussed below. The Amended Credit Facility made available to the Company a $3,000 term loan and up to a $10,000 revolving loan facility (the "Revolver") secured by a security interest in substantially all of the assets of the Company. The revolver agreement requires the Company to maintain a lock-box arrangement whereby amounts received into the lock-box is applied to reduce the revolver debt outstanding.

    The Amended Credit Facility contains certain restrictions on the conduct of the Company's business, including, among other things, restrictions on incurring debt, purchasing or investing in the securities of, or acquiring any other interest in, all or substantially all of the assets of any person or joint venture, declaring or paying any cash dividends or making any other payment or distribution on capital stock, and creating or suffering liens on the Company's assets. The Company is required to maintain certain financial covenants, including a minimum fixed charge coverage ratio and minimum net worth. The Company did not meet its minimum fixed charge ratio covenant for the three months ended September 30, 2003 and December 31, 2003, however, the Company received a waiver for non-compliance with this covenant through February 29, 2004.

    On February 7, 2003, in connection with the Company's acquisition of Wise Optical, the Company's credit facility with CapitalSource was amended. The amendment primarily resulted in an increase in the Company's Revolver from $10,000 to $15,000.

    On November 14, 2003 the Company amended the terms of the Amended Credit Facility which, among other things, (i) increased the term loan by $314 and extend the maturity date of the term loan from January 25, 2004 to January 25, 2006, (ii) extended the maturity date of the revolver January 25, 2005 to January 25, 2006, (iii) permanently increased the advance rate on eligible receivables of Wise Optical from 80% to 85%, (iv) temporarily increased the advance rate on eligible inventory of Wise Optical from 50% to 55% through March 31, 2004, (v) provide access to a $700 temporary over-advance bearing interest at prime plus 5 1/2% due March 31, 2004 (which was prepaid in full by March 1, 2004) and was guaranteed by Palisade Concentrated Equity Partnership, L.P. ("Palisade"), (vi) waived the Company's non-compliance with the minimum fixed charge ratio financial covenant through March 31, 2004 and (vii) changed the net worth covenant from ($27,000) to tangible net worth of ($10,000). In connection with this amendment, the Company agreed to pay CapitalSource $80 in financing fees. The amendment also included an additional $150 termination fee if the Company terminates the Revolver prior to December 31, 2004. Additionally, if the Company terminates the Revolver pursuant to a refinancing with another commercial financial institution, it shall pay CapitalSource, in lieu of a termination fee, a yield maintenance amount shall mean an amount equal to the difference between (i) the all-in effective yield which could be earned on the revolving balance through January 25, 2006 and (ii) the total interest and fees actually paid to CapitalSource on the Revolver prior to the termination date or date of prepayment.

    The interest rate applicable to the term loan under the Amended Credit Facility equals the prime rate plus 3.5% (but not less than 9%) and the interest rate applicable to the Revolver is prime rate plus 1.5% (but not less than 5.75%). During 2003, the Company's average borrowing rate was approximately 8.43%. The Company pays a monthly unused line fee that equals the excess, if any, of $3,000 over all interest accrued for such month. Although the Company may borrow up to $15,000 under the Revolver, availability is based on the value of the collateral underlying the facility at any given time and on the amount outstanding under the Revolver at such time. As of December 31, 2003 the Company had approximately $479 of availability under its Revolver.

    On March 29, 2004 we entered into the Second Amended Credit Facility with CapitalSource which incorporates all of the changes embodied in the above amendments and: (i) confirmed that the temporary over-advance was repaid as of February 29, 2004 (ii) changed the expiration date of the waiver of our fixed ratio covenant from March 31,

2004 to February 29, 2004 (iii) reduced the tangible net worth covenant from $(10) million to $(2) million.

    Prior to January 2002, the Company was a party to a loan agreement (the "Credit Facility") with Bank Austria. The Credit Facility made available to the Company a $21,500 term loan and up to a $12,700 revolving loan facility secured by a security interest in substantially all of the assets of the Company. As previously discussed, on January 25, 2002 Bank Austria forgave approximately $10,000 of principal and interest and sold this loan to CapitalSource. CapitalSource, as lender, and the Company, as borrower, amended and restated the terms of the indebtedness as described above (see also Note 7).


SENIOR SUBORDINATED SECURED NOTES

    In January 2002, Palisade made a subordinated loan to the Company of $13,900 and Ms. Yimoyines made a subordinated loan to the Company of $100 (collectively, the "Senior Secured Loans"), which were evidenced by senior subordinated secured notes. These notes were subordinated to the Company's senior indebtedness with CapitalSource, and were secured second priority security interests in substantially all of the Company's assets. Principal was due on January 25, 2012 and interest was payable quarterly at a rate of 11.5% per annum. In the first and second years of the notes, the Company had the right to defer 100% and 50%, respectively, of interest to maturity by increasing the principal amount of the note by the amount of interest so deferred.

    On May 12, 2003, Palisade and Ms. Yimoyines exchanged the entire amount of principal and interest due to them under the Senior Secured Loans, totaling an aggregate of $16,246, for a total of 406,158 shares of Series C Preferred Stock, of which 403,256 shares were issued to Palisade and 2,902 shares were issued to Ms. Yimoyines. The aggregate principle and interest was exchanged at a rate equal to $.80 per share, the agreed upon value of our common stock on May 12, 2003, divided by 50 (or $40.00 per share).


12. GAIN (LOSS) ON EARLY EXTINGUISHMENT OF DEBT

    On January 25, 2002, the Company recorded a gain on the early extinguishment of debt of $8,789 before income tax as a result of the Company's debt restructuring. The $8,789 gain was comprised principally of approximately $10,000 of debt and interest forgiveness by Bank Austria, the Company's former senior secured lender, which was partially offset by $1,200 of unamortized deferred financing fees and debt discount. (See Note 11)

    On May 12, 2003, the Company recorded a $1,847 loss on the exchange of $16,246 of debt for Series C Preferred Stock. The $1,847 loss represents the write-off of the unamortized deferred debt issuance costs and debt discount associated with the extinguished debt. (See Notes 11 and 16)

    On November 14, 2003, the Company amended the Amended Credit Facility with CapitalSource and recorded a $49 loss on the extinguishment of debt, representing financing fees and the write-off of unamortized deferred debt issuance costs associated with the original loans under the Amended Credit facility. (See Note 11)


13.   LEASES

    The Company leases certain furniture, machinery and equipment under capital lease agreements that expire through 2005. The Company primarily leases its facilities under cancelable and noncancelable operating leases expiring in various years through 2012, including leases with related parties (see Note 17). Several facility leases have annual rental terms comprised of base rent at the inception of the lease adjusted by an amount based, in part, upon the increase in the consumer price index. Lease expense charged to continuing operations during the years ended December 31, 2003, 2002 and 2001 was $2,438, $3,990 and $5,087, respectively.

    Property and equipment includes the following amounts for capital leases at December 31:

                                                     2003              2002
                                                  -----------       -----------
     Furniture, machinery and equipment                $ 248             $ 248
     Less accumulated amortization                     (235)             (181)
                                                  -----------       -----------
                                                        $ 13              $ 67
                                                  ===========       ===========

    Future minimum lease payments, by year and in the aggregate, under capital leases and operating leases with remaining terms of one year or more consisted of the following at December 31, 2003:

                                                      CAPITAL       OPERATING
                                                       LEASES         LEASES
                                                     ----------     ----------
          2004                                            $ 10         $2,620
          2005                                              --          2,505
          2006                                              --          2,277
          2007                                              --          2,067
          2008                                                          1,853
          Thereafter                                        --          3,248
                                                     ----------     ----------
             Total minimum lease payments                 $ 10       $ 14,570
                                                     ==========     ==========


14.   401(K) SAVINGS PLAN

    The Company provides a defined contribution 401(k) savings plan to substantially all employees who meet certain age and employment criteria. Eligible employees are allowed to contribute a portion of their income in accordance with specified guidelines. The Company matches a percentage of employee contributions up to certain limits. Employer contributions are made on a discretionary basis as authorized by the Board of Directors. Employer contributions for the years ended December 31, 2003, 2002, and 2001 were $243, $288 and $333, respectively.


15.   REDEEMABLE CONVERTIBLE PREFERRED STOCK

    On January 25, 2002 the Company designated and issued 3,204,959 shares of Series B 12.5% Voting Cumulative Convertible Participating Preferred Stock (the "Series B Preferred Stock") having a liquidation preference of $1.40 per share. Subject to a senior liquidation preference of the Series C Preferred Stock (see
Note 16), the Series B Preferred Stock ranks senior to all other currently issued and outstanding classes or series of the Company's stock with respect to dividends, redemption rights and rights on liquidation, winding up, corporate reorganization and dissolution. Each share of Series B Preferred Stock is, at the holder's option, immediately convertible into a number of shares of common stock equal to such share's current liquidation value, divided by a conversion price of $0.14, subject to adjustment for dilutive issuances. The number of shares of common stock into which each share of Series B Preferred Stock is convertible will increase over time because the liquidation value of the Series B Preferred Stock increases at a rate of 12.5% per year compounded annually.

    Each share of Series B Preferred Stock must be redeemed in full by the Company on December 31, 2008, at a price equal to the greater of (i) the aggregate adjusted redemption value of the Series B Preferred Stock ($1.40 per share) plus accrued but unpaid dividends or (ii) the amount the preferred stockholders would be entitled to receive if the Series B Preferred Stock plus accrued dividends were converted at that time into common stock and the Company were to liquidate and distribute all of its assets to its common stockholders. As of December 31, 2003, cumulative accrued and unpaid dividends on the Series B Preferred Stock totaled $1,150 or $0.36 per preferred share. As of December 31, 2003 there were 3,204,959 shares of Series B Preferred Stock outstanding with a liquidation value of $1.76 per share.


16.   STOCKHOLDERS' EQUITY

SERIES C PREFERRED STOCK

    On May 12, 2003, the Company issued 406,158 shares of Series C preferred stock to Palisade and Ms. Yimoyines, collectively, in exchange for amounts due to them by the Company under Senior Secured Loans (See Note 11.) The Series C Preferred Stock ranks senior to all other currently issued and outstanding classes or series of our stock with respect to liquidation rights. Each share of Series C Preferred Stock is, at the holder's option, convertible into 50 shares of common stock and has the same dividend rights, on an as converted basis, as the Company's common stock. The Company authorized for issuance 5,000,000 shares of Series B and Series C Preferred Stock, collectively.

WARRANTS

    As of December 31, 2003, the following warrants to purchase common stock of the Company were outstanding and exercisable with expiration dates ranging from 2005 to 2012:

                         OUTSTANDING            EXERCISE
                           WARRANTS               PRICE
                        --------------         ----------
                              275,000             $ 0.14
                               20,000             $ 0.16
                              750,000             $ 0.40
                            2,000,000             $ 1.00
                               50,000             $ 3.50
                               30,000             $ 4.50
                        --------------
                            3,125,000
                        ==============

In December 2002 warrants to purchase 17,500,000 common shares of the Company were exercised at a price of $0.14 per share. These warrants were scheduled to expire in 2012.

EMPLOYEE STOCK PURCHASE PLAN

    The Company provides an Employee Stock Purchase Plan (the "ESPP") to substantially all eligible employees who meet certain employment criteria. Under the terms of the ESPP, eligible employees may have up to 20% of eligible compensation deducted from their pay to purchase common stock. The per share purchase price is 85% of the average high and low per share trading price of common stock on the American Stock Exchange on the last trading date prior to the investment date, as defined in the ESPP. The amount that may be offered pursuant to this plan is 450,000 shares. Effective July 2001, the Company suspended the purchase of shares by employees under the ESPP. As of December 31, 2003, the purchase of shares under the ESSP remained suspended and, therefore, no shares were purchased by employees during 2003. For the year ended December 31, 2001, 33,458 shares were purchased by employees under the ESPP at a weighted average price of $0.24.

STOCK PLANS

     The Company's stock plans provide for the grant of incentive stock options and non-qualified stock options as well as restricted stock. Stock options generally are granted with an exercise price equal to 100% of the market value of a share of common stock on the date of grant, have a 10-year term and vest within four years from the date of grant. The weighted average fair value of stock options, calculated using the Black-Scholes option pricing model, granted during 2003 and 2002 was $0.37 and $0.11 per share, respectively. There were 225,000 and 25,000 shares of restricted common stock issued in 2003 and 2002, respectively, with a weighted average fair value at the date of grant of $0.65 and $0.16, respectively. There were no stock options or restricted stock granted during the year ended December 31, 2001. As of December 31, 2003, 8,734,791 shares were reserved for issuance under the stock plans, including 3,211,329 shares available for future grant.

    Presented below is a summary of the status of the Company's stock options and the related transactions for the years ended December 31, 2003, 2002 and 2001.

                                                                WEIGHTED
                                                                AVERAGE
                                          OPTIONS              EXERCISE
                                        OUTSTANDING              PRICE
                                      -----------------      -------------
     December 31, 2000                       1,242,146             $ 5.33
        Canceled                             (321,688)             $ 4.51
                                      -----------------      -------------
     December 31, 2001                         920,458             $ 5.62
        Granted                              4,732,500             $ 0.33
        Canceled                              (68,892)             $ 5.71
                                      -----------------      -------------
      December 31, 2002                      5,584,066             $ 1.14
         Granted                               888,000             $ 0.66
         Exercised                           (580,000)             $ 0.25
         Canceled                            (368,604)             $ 0.66
                                      -----------------      -------------
      December 31, 2003                      5,523,462             $ 1.19
                                      =================      =============

    The following table summarizes in more detail information regarding the Company's stock options outstanding at December 31, 2003.

                                         OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                          --------------------------------------------------     ------------------------------
                                               WEIGHTED
                                                AVERAGE          WEIGHTED                           WEIGHTED
                                               REMAINING         AVERAGE                             AVERAGE
                           OUTSTANDING        CONTRACTUAL        EXERCISE         EXERCISABLE       EXERCISE
  Exercise Price             OPTIONS         LIFE (YEARS)         PRICE             OPTIONS           PRICE
  -------------------     ---------------    --------------    -------------     --------------    ------------
  $0.15 - $0.16                1,350,000               8.0           $ 0.15            675,000          $ 0.15
  $0.20                          745,000               8.4           $ 0.20            411,250          $ 0.20
  $0.25 - $0.26                  862,500               8.5           $ 0.26            412,500          $ 0.25
  $0.31 - $0.36                  540,000               8.9           $ 0.36            407,500          $ 0.36
  $0.65 - $0.77                  758,000               9.1           $ 0.66            215,000          $ 0.65
  $1.00 - $1.78                  245,000               8.1           $ 1.14             95,000          $ 1.37
  $2.00 - $2.56                  545,131               6.7           $ 2.35            395,131          $ 2.49
  $5.85                          440,000               5.6           $ 5.85            440,000          $ 5.85
  $6.37 - $63.73                  37,831               4.7           $30.42             37,831          $30.42
                          ---------------    --------------    -------------     --------------    ------------
  Total                        5,523,462               8.0           $ 1.19          3,089,212          $ 1.75
                          ===============    ==============    =============     ==============    ============


17.   RELATED PARTY TRANSACTIONS

    The Company incurred rent expense of $106 and $146 in 2002 and 2001, respectively, which was paid to certain doctors for the use of equipment.

    The Company incurred rent expense of $1,086, $1,780 and $2,098 in 2003, 2002 and 2001, respectively, which was paid to entities in which certain officers of the Company had an interest, for the lease of facilities.

    In the normal course of business, the Company contracts with OptiCare P.C. to provide medical, surgical and optometric services to patients. The Company's Chief Executive Officer is the sole stockholder of OptiCare P.C.

     A subsidiary of the Company remains a guarantor with respect to two leases where the lessee is an entity owned by two former officers of the Company. Aggregate annual rent under the leases is $194,392. Each of the guarantees and its underlying lease involved the professional optometry practice locations and retail optical business the Company oeprated in the State of North Carolina, which were sold to Optometric Eye Care Center, P.A. (''OECC'') in August 2002. Although, in connection with that sale, OECC assumed from the Company any obligations the Company or its subsidiaries or affiliates may have had as lessee under those leases, OECC and the Company were unable to obtatin landlord consent to the assignment of the Company's guarantees with respect to the leases, which expire in 2005. As a guarantor, performance by the Company would be required if the borrowing entity defaulted, however the Company had deemed that its performance as a guarantor is not likely to occur.

    In January 2002, the Company issued senior subordinated secured notes payable to Palisade, a significant shareholder, for $13,900 and to Ms. Yimoyines, wife of the Company's Chief Executive Officer, for $100. For the years ended December 31, 2002, interest expense on the notes to Palisade and Ms. Yimoyines was $1,577 and $11, respectively, which was paid in kind. In May 2003, Palisade and Ms. Yimoyines exchanged the entire amount of principal and interest due to them under these notes for shares of Series C Preferred Stock, of which 403,256 shares were issued to Palisade and 2,902 shares were issued to Ms. Yimoyines. Interest expense on the notes payable to Palisade and Ms. Yimoyines in 2003, prior to the exchange for Series C Preferred Stock, was $658 and $5, respectively.

    In January 2002, in connection with providing the Senior Secured Loans to the Company, Palisade and Ms. Yimoyines received warrants to purchase 17,375,000 and 125,000 shares, respectively, of the Company's common stock at an exercise price of $0.14. These warrants were exercised in December 2002.

    In January 2002, Palisade purchased 2,571,429 shares of the Company's Series B Preferred Stock for $3,600 in cash and Ms. Yimoyines purchased 285,714 shares of Series B Preferred Stock for $400 in cash. Also in January 2002, the Company issued an additional 309,170.5 shares of Series B Preferred Stock to Palisade to satisfy an outstanding loan of $400 of principal and $33 of accrued interest and issued an additional 38,646.3 shares of Series B Preferred Stock to Ms. Yimoyines to satisfy an outstanding loan of $50 of principal and $4 of accrued interest due to Ms. Yimoyines. As of December 31, 2003, accrued and unpaid dividends on these shares owned by Palisade and Ms. Yimoyines totaled $1,034 and $116, respectively.

    As of December 31, 2002 the Company had an unsecured promissory note payable to an officer of the Company related to an amount owed in connection with the Company's purchase of Cohen Systems in 1999. The note, which accrues interest at 7.50% and matures on December 1, 2004, had an outstanding balance of $106 at December 31, 2003 and is reflected as a current liability. For the year ended December 31, 2003 and 2002, interest expense on this note was $12 and 9, respectively.

18.      EARNINGS (LOSS) PER COMMON SHARE

    The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                     -------------------------------------------------
                                                                         2003              2002             2001
                                                                     --------------    -------------    --------------
    Income (loss) from continuing operations                            $ (12,353)          $ 4,866           $ 2,687
    Preferred stock dividends                                                (618)            (531)                --
                                                                     --------------    -------------    --------------
    Income (loss) from continuing operations applicable to
      Common stockholders                                                 (12,971)           4, 335             2,687
    Discontinued operations                                                     --          (4,121)               293
                                                                     --------------    -------------    --------------
    Net income (loss) applicable to common shareholders                 $ (12,971)            $ 214           $ 2,980
                                                                     ==============    =============    ==============


       Weighted average common shares - basic                           30,066,835       12,552,185        12,795,433
       Effect of dilutive securities:
          Options                                                                *          790,102                 *
          Warrants                                                               *        7,887,094                 *
          Preferred Stock                                                        *       29,942,229           418,803
                                                                     --------------    -------------    --------------
       Weighted average common shares - dilutive                        30,066,835       51,171,610        13,214,236
                                                                     ==============    =============    ==============

    Basic Earnings Per Share:
      Income (loss) from continuing operations                             $(0.43)           $ 0.35            $ 0.21
      Discontinued operations                                                    -           (0.33)              0.02
                                                                     --------------    -------------    --------------
      Net income (loss) per common share                                   $(0.43)           $ 0.02            $ 0.23
                                                                     ==============    =============    ==============

    Diluted Earnings Per Share:
      Income (loss) from continuing operations                             $(0.43)           $ 0.10            $ 0.21
      Discontinued operations                                                    -         $ (0.33)              0.02
                                                                     --------------    -------------    --------------
      Net income (loss) per common share                                   $(0.43)           $ 0.01            $ 0.23
                                                                     ==============    =============    ==============


    *  Anti-dilutive

     The following table reflects the potential common shares of the Company at December 31, 2003, 2002 and 2001 that have been excluded from the calculation of diluted earnings per share due to anti-dilution.

                                                                         2003             2002             2001
                                                                    --------------    -------------    -------------
    Options                                                             5,523,462        2,111,566          920,458
    Warrants                                                            3,125,000        2,830,000        3,501,198
    Convertible preferred stock                                        60,574,323               --               --
                                                                    --------------    -------------    -------------
      Total                                                            69,222,785        4,941,566        4,421,656
                                                                    ==============    =============    =============


19.      INCOME TAXES

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of historic available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company recorded income tax expense of $4,927 for the year ended December 31, 2003, which included $7,600 of tax expense to establish a full valuation allowance against the Company's deferred tax assets. The 2003 tax expense was partially offset by $2,673 of tax benefit on the Company's loss from continuing operations.

    Significant components of the Company's deferred tax assets and liabilities consisted of the following at December 31, 2003 and 2002:

                                                                   2003               2002
                                                               -------------      --------------
        Deferred tax assets (liabilities):
           Net operating loss carryforwards                         $ 2,956             $ 1,389
           Accruals                                                   1,438               1,451
           Allowance for bad debts                                      412                 202
           Depreciation and amortization                              2,395               1,480
           Other                                                        399                 278
                                                               -------------      --------------
        Total deferred tax assets                                     7,600               4,800
        Valuation allowance                                         (7,600)                  --
                                                               -------------      --------------
        Total deferred tax assets, net                               $   --             $ 4,800
                                                               =============      ==============

    The current portion of the deferred tax asset, which is included in other current assets, was $0 and $1,660 at December 31, 2003 and 2002, respectively.

    As of December 31, 2003, the Company has net operating loss carryforwards available of approximately $6,800 for federal tax purposes. These NOL carryforwards expire in the years 2021 through 2023.

    The components of income tax expense (benefit) for the years ended December 31, 2003, 2002 and 2001 are as follows:

                                                       2003            2002             2001
                                                   ------------    ------------    -------------
      Current:
        Federal                                          $  --           $  --            $  --
        State                                              127              80             (30)
                                                   ------------    ------------    -------------
        Total current                                      127              80             (30)
                                                   ------------    ------------    -------------

      Deferred:
        Federal                                          3,980           2,030          (6,634)
        State                                              820             418          (1,362)
                                                   ------------    ------------    -------------
        Total deferred                                   4,800           2,448          (7,996)
                                                   ------------    ------------    -------------
        Total income tax expense (benefit)             $ 4,927         $ 2,528         $(8,026)
                                                   ============    ============    =============



    A reconciliation of the tax provision (benefit) at the U.S. Statutory Rate to the effective income tax rate as reported is as follows:

                                                               2003            2002             2001
                                                            ------------    ------------    -------------
     Tax provision (benefit) at U.S. Statutory Rate            (34)%               34 %          (34)%
     State income taxes, net of federal benefit                  8 %                5 %           (6)%
     Non-deductible expenses and other                         (11)%               (5)%           33 %
     Change in valuation allowance                             104 %                 --         (143)%
                                                            ------------    ------------    -------------
     Effective income tax rate                                  67 %               34 %         (150)%
                                                            ============    ============    =============


20.  COMMITMENTS AND CONTINGENCIES


HEALTH SERVICE ORGANIZATION LAWSUITS

    In September and October 2001, the following actions were commenced: Charles Retina Institute, P.C. and Steven T. Charles, M.D. v. OptiCare Health Systems, Inc., filed in Chancery Court of Tennessee for the Thirtieth Judicial District at Memphis; Eye Associates of Southern Indiana, P.C. and Bradley C. Black, M.D.
v. PrimeVision Health, Inc., filed in United States District Court, Southern District of Indiana; and Huntington & Distler, P.S.C., John A. Distler, M.D. and Anne C. Huntington, M.D. v. PrimeVision Health, Inc., filed in United States District

Court, Western District of Kentucky. Plaintiffs (ophthalmology or optometry practices) in each of these actions alleged that our subsidiary, PrimeVision Health, Inc. (referred to as "PrimeVision") defaulted under agreements effective as of April 1, 1999 entitled Services Agreement (HSO Model) (referred to as "Services Agreements") by failing to provide the services allegedly required under those agreements in exchange for annual fees (referred to as "HSO Fees") to be paid to PrimeVision. Plaintiffs also alleged that PrimeVision repudiated any duty to perform meaningful services under the Services Agreements and never intended to provide meaningful services. Plaintiffs seek declaratory relief that they are not required to make any payments of HSO Fees to PrimeVision under the Services Agreements for a variety of reasons, including that plaintiffs are discharged of any duty to make payments, there was no termination of the Services Agreements that would trigger an obligation by plaintiffs to pay PrimeVision the amounts designated in the agreements as being owed upon early termination (referred to as the "Buy-out Price"), the agreements contained an unenforceable penalty, there was lack of consideration, and there was a mutual and material misunderstanding. Plaintiffs also seek damages for non-performance and breach of duty of good faith and fair dealing, and seek to rescind the Services Agreements for fraud in the inducement, material misrepresentation, and mistake. Finally, plaintiffs seek punitive damages and attorneys' fees, interest and costs. PrimeVision also filed denials of all of the material allegations of the complaints in the Huntington & Distler and Eye Associates of Southern Indiana cases, and asserted counterclaims to recover HSO Fees and the Buy-out Price.

    In November 2001, PrimeVision commenced the following action: PrimeVision Health, Inc. v. Charles Retina Institute and Steven T. Charles, M.D. filed in United States District Court for the Eastern District of North Carolina, Western District. In this action, PrimeVision sued in North Carolina, which is its principal place of business, one of the practices which had, in an action cited above, sued it in Tennessee. PrimeVision alleged that the Services Agreement and a Transition Agreement, also entered into by Defendant and PrimeVision in April 1999, were part of an integrated transaction in which many practices (referred to as the "Practices") that had previously entered into a physician practice management (referred to as "PPM") arrangement with PrimeVision converted to a health service organization (referred to as "HSO") model. As part of that integrated transaction, the Practices (including Defendant) repurchased assets that they had sold to PrimeVision in or about 1996 and were able to terminate agreements entered into with PrimeVision in 1996 and the obligations thereunder. PrimeVision sought a declaratory judgment that the Services Agreement is enforceable and that Defendant must pay to PrimeVision the annual HSO Fees required under the Services Agreement or, alternatively, the Buy-out Price.

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

    PrimeVision requested the Judicial Panel to transfer all of the actions except No. 7 to Kentucky and consolidate them as part of MDL 1466. (Action 7 could not be transferred because it was filed in state court.) The Judicial Panel entered a conditional transfer order for such actions, and because there was no opposition to transfer and consolidation in Actions 4, 5 and 6, they are now part of MDL 1466. One practice defendant in Action 1, and the defendants in Actions 2 and 3 opposed transfer to MDL 1466. On April 11, 2003, the Judicial Panel denied those defendants' motions to vacate the Judicial Panel's order to conditionally transfer the actions to the Western District of Kentucky and ordered the remaining three actions transferred to the Western District of Kentucky for inclusion in the coordinated or consolidated pretrial proceedings occurring there.

    The actions filed by PrimeVision contain similar allegations as the action PrimeVision filed against Charles Retina Institute in North Carolina District Court as described above. Instead of declaratory relief, however, PrimeVision seeks money damages for payment of the contractual Buy-Out Price.

    All of the defendants have denied the material allegations of the complaints, and the defendants in Actions 3, 4, 5, 6 and 7 above have asserted counterclaims and seek relief similar to the claims asserted and relief sought by the practices in the Charles Retina, Eye Associates of Southern Indiana and Huntington & Distler cases. PrimeVision has denied all of the material allegations of the counterclaims.

    The parties have exchanged written discovery and have begun taking depositions. PrimeVision also is willing to discuss a potential settlement with any or all of the Practices, although there is no indication that the Practices are prepared to discuss settlement on the same general basis or terms as PrimeVision. At this stage of the actions, we are unable to form an opinion as to the likely outcome or the amount or range of potential loss, if any.

    During 2002 and 2003, we reached settlement with two HSO Practices with which we were in litigation and with 11 other practices with which we were not in litigation but where there was a mutual desire to disengage from the Services Agreements. While we continue to meet our contractual obligations by providing the requisite services under our Services Agreements, we are in the process of disengaging from a number of these arrangements.


OTHER LITIGATION

    OptiVest, LLC v. OptiCare Health Systems, Inc., OptiCare Eye Health Centers, Inc. and Dean Yimoyines, filed in the Superior Court, Judicial District of Waterbury, Connecticut on January 14, 2002. Plaintiff is a Connecticut limited liability corporation that entered into an Asset Purchase Agreement for certain of our assets. We believe we properly cancelled the Asset Purchase Agreement pursuant to its terms. Plaintiff maintains that it incurred expenses in investigating a potential purchase of certain assets, that we misled it with respect to our financial condition, and, as a result, Plaintiff has suffered damages. Plaintiff seeks specific performance of the Asset Purchase Agreement and an injunction prohibiting us from interfering with concluding the transactions contemplated by the Asset Purchase Agreement. Further, Plaintiff alleges a breach of contract with regard to the Asset Purchase Agreement. Plaintiff further alleges we engaged in innocent misrepresentation, negligent misrepresentation, intentional and fraudulent misrepresentation, and unfair trade practices with respect to the Asset Purchase Agreement.

    The parties agreed to non-binding mediation, which began in April 2003 and will continue at a later date to be agreed by the parties. At the mediation, OptiVest, LLC agreed to withdraw its lawsuit and continue to attempt to resolve this matter through non-binding mediation. Optivest LLC has withdrawn its lawsuit however non-binding mediation has not been successful and the parties will submit this matter to binding arbitration to be scheduled in the future.

THREATENED LITIGATION

     As previously reported, in the fourth quarter of 2002, the Company received notice from an attorney representing a physician employed by our professional affiliate regarding a possible employment claim and expressing disagreement with the computation of physicians' salaries in the professional affiliate, alleged mismanagement of our company and/or the professional affiliate, possible conflicts of interests and unlawful practice and/or compensation issues. In April 2003 the parties proceeded with non-binding mediation and believed the matter had been resolved, however, since that time the parties have been in discussion regarding the resolution reached at the mediation and no formal settlement agreement has been entered into at this time.

    In the normal course of business, the Company is both a plaintiff and defendant in lawsuits incidental to its current and former operations. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at December 31, 2003 cannot be ascertained. Management is of the opinion that, after taking into account the merits of defenses and established reserves, the ultimate resolution of these matters will not have a material adverse effect in relation to the Company's consolidated financial position or results of operations.


21.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    Historical quarterly results have been restated, as presented below, to reflect the Company's adoption of SFAS No. 145, which resulted in the reclassification of the Company's previously reported gain from extinguishment of debt of $8,789 and related income taxes of $3,475 in 2002 from an extraordinary item to continuing operations.


                                                         FIRST         SECOND         THIRD         FOURTH
                                                        QUARTER        QUARTER       QUARTER       QUARTER
                                                      -------------  ------------  ------------  -------------
   2003
   Net revenue                                          $ 31,996       $ 32,897      $ 32,946       $27,793
   Gross profit                                           10,225         10,484         9,022         8,692
   Income (loss) from continuing operations                  160        (2,173)       (8,479)       (1,861)
   Net income (loss)                                         160        (2,173)       (8,479)       (1,861)
   Preferred stock dividend                                (140)          (160)         (159)         (159)
   Basic and diluted earnings (loss) per share:
     Loss from continuing operations                        0.00         (0.08)        (0.29)        (0.07)
     Net loss                                               0.00         (0.08)        (0.29)        (0.07)

   2002
   Net revenue                                          $ 23,290        $24,046       $23,010      $ 21,185
   Gross profit                                            6,612          7,478         8,193         7,700
   Income (loss) from continuing operations                4,868          (125)           104            21
   Discontinued operations                                   189        (3,945)          (23)         (342)
   Net income (loss)                                       5,057        (4,070)            81         (321)
   Preferred stock dividend                                (103)          (142)         (143)         (143)
   Basic earnings (loss) per share:
     Income (loss) from continuing operations               0.37         (0.02)        (0.01)        (0.01)
     Net income (loss)                                      0.39         (0.33)        (0.01)        (0.04)
   Diluted earnings (loss) per share:
     Income (loss) from continuing operations               0.08         (0.02)        (0.01)        (0.01)
     Net income (loss)                                      0.08         (0.33)        (0.01)        (0.04)



    Quarterly and year-to-date computations of earnings per share amounts are made independently. Therefore, the sum of earnings per share amounts for the quarters may not agree with the per share amounts for the year.