Form 10-Q
period 2004-03-31
OPTICARE HEALTH SYSTEMS INC
filed 2004-05-14
CIK 311046

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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



         The number of shares outstanding of the registrant's Common Stock, par value $.001 per share, at May 3, 2004 was 30,643,561 shares.

                                INDEX TO FORM 10-Q


                                                                                                                   Page No.
PART I. FINANCIAL INFORMATION                                                                                      --------
    Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets at March 31, 2004,
                    December 31, 2003 and March 31 2003  (unaudited)                                                  3

               Condensed Consolidated Statements of Operations for the three
                  months ended March 31, 2004 and 2003 (unaudited)                                                    4

               Condensed Consolidated Statements of Cash Flows for the three
                  months ended March 31, 2004 and 2003 (unaudited)                                                    5

               Notes to Condensed Consolidated Financial Statements                                                   6

    Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                                 10

    Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                               16

    Item 4.  Controls and Procedures                                                                                  16


PART II.     OTHER INFORMATION

    Item 1.  Legal Proceedings                                                                                        16

    Item 6.  Exhibits and Reports on Form 8-K                                                                         17


SIGNATURE                                                                                                             17


PART I  FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS


                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                   MARCH 31,            DECEMBER 31,          MARCH 31,
                                                                     2004                  2003                 2003
                                                              ----------------     ----------------    -----------------

    ASSETS
    CURRENT ASSETS:
       Cash and cash equivalents                                       $1,925              $ 1,695              $ 3,937
       Accounts receivable, net                                        10,795                9,369               12,144
       Inventories                                                      6,292                5,918                9,231
       Deferred income taxes, current                                       -                    -                1,660
       Other current assets                                             1,110                  567                  762
                                                              ----------------     ----------------    -----------------
           TOTAL CURRENT ASSETS                                        20,122               17,549               27,734

    Property and equipment, net                                         4,312                4,683                5,572
    Goodwill, net                                                      19,195               19,195               20,516
    Intangible assets, net                                              1,151                1,179                1,309
    Deferred income taxes, non-current                                      -                    -                3,140
    Other assets                                                        3,251                3,249                4,599
                                                              ----------------     ----------------    -----------------

    TOTAL ASSETS                                                      $48,031             $ 45,855             $ 62,870
                                                              ================     ================    =================

    LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES:
       Accounts payable                                                $9,620              $ 5,644             $ 12,090
       Accrued expenses                                                 5,720                5,507                5,940
       Current portion of long-term debt                                  380                1,124                2,763
       Other current liabilities                                        1,391                1,552                1,258
                                                              ----------------     ----------------    -----------------
            TOTAL CURRENT LIABILITIES                                  17,111               13,827               22,051
                                                              ----------------     ----------------    -----------------

    Long-term debt--related party                                           -                    -               16,036
    Other long-term debt, less current portion                         10,174               11,469                7,799
    Other liabilities                                                     519                  512                  678
                                                              ----------------     ----------------    -----------------
           TOTAL NON-CURRENT LIABILITIES                               10,693               11,981               24,513
                                                              ----------------     ----------------    -----------------


    Series B 12.5% mandatorily redeemable, convertible
       preferred stock--related party                                   5,809                5,635                5,158

    STOCKHOLDERS' EQUITY:
    Series C preferred stock--related party                                 1                    1                    -
    Common stock                                                           31                   30                   30
    Additional paid-in-capital                                         79,701               79,700               63,924
    Accumulated deficit                                              (65,315)             (65,319)             (52,806)
                                                              ----------------     ----------------    -----------------
             TOTAL STOCKHOLDERS' EQUITY                                14,418               14,412               11,148
                                                              ----------------     ----------------    -----------------
    TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                                         $ 48,031             $ 45,855             $ 62,870
                                                              ================     ================    =================

See notes to condensed consolidated financial statements.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                        THREE MONTHS
                                                       ENDED MARCH 31,
                                            ------------------------------------
                                                  2004                2003
                                            ---------------     ----------------
NET REVENUES:
  Managed vision                                   $ 6,043              $ 7,408
  Product sales                                     18,128               17,722
  Other services                                     5,581                5,028
  Other income                                         620                1,838
                                            ---------------     ----------------
   Total net revenues                               30,372               31,996
                                            ---------------     ----------------

OPERATING EXPENSES:
   Medical claims expense                            4,644                5,744
   Cost of product sales                            13,365               13,901
   Cost of services                                  2,279                2,126
   Selling, general and administrative               9,322                8,808
   Depreciation                                        403                  355
   Amortization                                         28                   44
   Interest                                            321                  751
                                            ---------------     ----------------
        Total operating expenses                    30,362               31,729
                                            ---------------     ----------------

Income before income taxes                              10                  267
Income tax expense                                       6                  107
                                            ---------------     ----------------
Net income                                               4                  160
Preferred stock dividends                            (174)                (140)
                                            ---------------     ----------------
Net income (loss) available to
  common stockholders                              $ (170)                $  20
                                            ===============     ================

EARNINGS (LOSS) PER SHARE:
Net income (loss) per common share:
  Basic                                           $ (0.01)               $ 0.00
  Diluted                                         $ (0.01)               $ 0.00



See notes to condensed consolidated financial statements.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 FOR THE THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                              ----------------------------------
                                                                                   2004               2003
                                                                              ---------------     --------------

OPERATING ACTIVITIES:
      Net income                                                                         $ 4              $ 160
      Adjustments to reconcile net income to net cash
          provided by operating activities:
      Depreciation                                                                       403                355
      Amortization                                                                        28                 44
      Non-cash interest expense                                                           38                558
      Changes in operating assets and liabilities:
         Accounts receivable                                                         (1,426)                 55
         Inventory                                                                     (374)            (1,499)
         Other assets                                                                  (602)               (13)
         Accounts payable and accrued expenses                                         4,364                905
         Other liabilities                                                             (154)                 30
                                                                              ---------------     --------------
  Net cash provided by operating activities                                            2,281                595
                                                                              ---------------     --------------

  INVESTING ACTIVITIES:
      Cash received on notes receivable                                                   46                265
      Purchase of fixed assets                                                          (32)              (174)
      Purchase of assets from acquisition, excluding cash                                  -            (5,863)
      Purchase of restricted certificates of deposit                                       -              (600)
                                                                              ---------------     --------------
  Net cash provided by (used in) provided by investing activities                         14            (6,372)
                                                                              ---------------     --------------

  FINANCING ACTIVITIES:
      Net increase (decrease) in revolving credit facility                           (1,920)              7,377
      Principal payments on long-term debt                                             (119)              (684)
      Principal payments on capital lease obligations                                    (1)               (14)
      Payment of financing costs                                                        (25)               (81)
      Proceeds from issuance of common stock                                               -                 30
                                                                              ---------------     --------------
  Net cash (used in) provided by financing activities                                (2,065)              6,628
                                                                              ---------------     --------------

  Increase in cash and cash equivalents                                                  230                851
  Cash and cash equivalents at beginning of period                                     1,695              3,086
                                                                              ---------------     --------------
  Cash and cash equivalents at end of period                                         $ 1,925            $ 3,937
                                                                              ===============     ==============

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                               $ 286              $ 165
  Cash paid for income taxes                                                            $ 38               $ 76

  See notes to condensed consolidated financial statements.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                    (Amounts in thousands, except share data)


1.  BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements of OptiCare Health Systems, Inc., a Delaware corporation, and its subsidiaries (collectively the "Company") for the three months ended March 31, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended, and are unaudited. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of December 31, 2003 was derived from the Company's audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.


2.  STOCK BASED COMPENSATION

    The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for the stock options granted to its employees and directors. Accordingly, employee and director compensation expense is recognized only for those options whose price is less than fair market value at the measurement date.

    Statement of Financial Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation, as amended by SFAS No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of Statement of Financial Accounting Standard No. 123" requires that companies which do not elect to account for stock-based compensation as prescribed by this statement, disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted. If the Company applied the recognition provisions of SFAS No. 123, the Company's reported net income (loss) and earnings (loss) per share available to common stockholders, using the Black Scholes option pricing model, would have been adjusted to the pro forma amounts indicated below.

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                     ----------------------------
                                                                        2004             2003
                                                                     -----------      -----------
       Net income, as reported                                              $ 4            $ 160
       Less: Total stock-based employee compensation expense,
                 net of related tax effects                                (23)            (108)
                                                                     -----------      -----------
       Pro forma net income (loss)                                       $ (19)             $ 52
                                                                     ===========      ===========

       Basic and diluted earnings (loss) per share:
           As reported                                                 $ (0.01)           $ 0.00
           Pro forma                                                   $ (0.01)           $ 0.00



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

    Assuming the acquisition of Wise Optical had occurred on January 1, 2003, pro forma net revenue and net income of the Company for the three months ended March 31, 2003 would have been $38,615 and $248, respectively. On the same pro forma basis, basic and diluted income per common share for the three months ended March 31, 2003 would have been $0.00. This unaudited pro forma information is for informational purposes only and is not necessarily indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented, nor does it intend to be a projection of future results.


4.  INTANGIBLE ASSETS

    Intangible assets subject to amortization are comprised of a service agreement and non-compete agreements. The service agreement has a gross carrying amount of $1,658 and accumulated amortization of $507, $479 and $396 at March 31, 2004, December 31, 2003 and March 31, 2003, respectively. The non-compete agreements, which had a gross carrying amount of $265, were fully amortized at March 31, 2004 and December 31, 2003 and had accumulated amortization of $218 at March 31, 2003. Amortization expense for the three months ended March 31, 2004 and 2003 was $28 and $44, respectively. Estimated annual amortization expense is expected to be $111 in each of the years 2004 through 2008.


5.  SEGMENT INFORMATION

    The Company is an integrated eye care services company focused on providing managed vision and professional eye care products and services. The Company has the following three reportable operating segments: (1) Managed Vision, (2) Consumer Vision, and (3) Distribution and Technology. These operating segments are managed separately, offer separate and distinct products and services, and serve different customers and markets, although there is some cross-marketing and selling between the segments. Discrete financial information is available for each of these segments and the Company's President assesses performance and allocates resources among these three operating segments.

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

    In addition to its reportable operating segments, the Company's "All Other" category includes other non-core operations and transactions, which do not meet the quantitative thresholds for a reportable segment. Included in the "All Other" category is revenue earned under the Company's health service organization ("HSO") operation, which receives fee income for providing certain support services to individual ophthalmology and optometry practices. The Company is in the process of disengaging from its HSO arrangements.

    Management assesses the performance of its segments based on income before income taxes, interest expense, depreciation and amortization, and other corporate overhead. Summarized financial information, by segment, for the three months ended March 31, 2004 and 2003 is as follows:


                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                  ----------------------------
                                                                     2004             2003
                                                                  ------------     -----------
      REVENUES:
           Managed vision                                             $6,051          $7,408
           Consumer vision                                             8,143           7,306
           Distribution and technology                                17,191          16,420
                                                                  ------------     -----------
              Reportable segment totals                               31,385          31,134
           All other                                                     633           1,861
           Elimination of inter-segment revenues                     (1,646)           (999)
                                                                  ------------     -----------
             Total net revenue                                      $ 30,372        $ 31,996
                                                                  ============     ===========

      SEGMENT INCOME (LOSS):
           Managed vision                                              $ 166            $426
           Consumer vision                                               931             565
           Distribution and technology                                    53           (270)
                                                                  ------------     -----------
              Reportable segment totals                                1,150             721
           All other                                                     424           1,677
           Depreciation                                                (403)           (355)
           Amortization                                                 (28)            (44)
           Interest expense                                            (321)           (751)
           Corporate                                                   (812)           (981)
                                                                  ------------     -----------
               Income before income taxes                               $ 10           $ 267
                                                                  ============     ===========



6.  EARNINGS (LOSS) PER COMMON SHARE

    The following table sets forth the computation of basic and diluted earnings
(loss) per share:


                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                  ---------------------------------
                                                                     2004                2003
                                                                  -------------      --------------
       BASIC EARNINGS (LOSS) PER SHARE:

         Net income                                                       $  4               $ 160
         Preferred stock dividend                                        (174)               (140)
                                                                  -------------      --------------

         Net income (loss)  available to common                         $(170)                $ 20
           Stockholders                                           =============      ==============

         Average common shares outstanding (basic)                  30,388,891          29,543,093


       Basic earnings (loss) per share:                               $ (0.01)              $ 0.00
                                                                  =============      ==============


                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                  ---------------------------------
                                                                     2004                2003
                                                                  -------------      --------------

       DILUTED EARNINGS (LOSS) PER SHARE:

         Income (loss) available to common stockholders                $ (170)               $  20
         Assumed conversions of preferred stock dividends                    *                 140
                                                                  -------------      --------------
         Net income (loss) available to common
          stockholders                                                 $ (170)               $ 160
                                                                  =============      ==============

         Average common shares outstanding (basic)                  30,388,891          29,543,093
         Effect of dilutive securities:
           Options                                                           *           4,152,500
           Warrants                                                          *           1,045,000
           Convertible Preferred stock                                       *          36,845,912
                                                                  -------------      --------------
         Diluted shares                                             30,388,891          71,586,505
                                                                  =============      ==============

         Diluted earnings (loss) per share:                           $ (0.01)              $ 0.00
                                                                  =============      ==============

*  Anti-dilutive


    The following table reflects the potential common shares of the Company for the three months ended March 31, 2004 and 2003 that have been excluded from the calculation of diluted earnings per share due to anti-dilution.


                                            THREE MONTHS ENDED
                                                 MARCH 31,
                                         2004                2003
                                    ---------------    ---------------
       Options                           6,160,289          2,054,566
       Warrants                          3,125,000          2,080,000
       Convertible Preferred Stock      61,801,304                  -
                                    ---------------    ---------------
                                        71,086,593          4,134,566
                                    ===============    ===============



7.  CONTINGENCIES

    The Company is both a plaintiff and defendant in lawsuits incidental to its current and former operations. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at March 31, 2004 cannot be ascertained. Management is of the opinion that, after taking into account the merits of defenses and established reserves, the ultimate resolution of these matters will not have a material adverse impact on the Company's consolidated financial position or results of operations.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion may be understood more fully by reference to our consolidated financial statements, notes to the consolidated financial statements, and management's discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission.

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

    In addition to these segments, we receive income from other non-core operations and transactions, including our health service organization (HSO) operation, which receives fee income for providing certain support services to individual ophthalmology and optometry practices. We are in the process of disengaging from our HSO arrangements.

    We experienced losses at Wise Optical throughout 2003. In September 2003, we began implementing strategies and operational changes to turn around Wise Optical. These strategies included growing sales through improved customer service, improving gross margin through pricing discipline and active purchasing strategies as well as reducing operating expenses through the elimination of positions and tightening of expense policies. In the first quarter of 2004, as a result of these strategies, Wise Optical achieved sales growth, increased gross margins and reduced operating expenses. We expect continued improvement in the operating results of Wise Optical in the future as we continue executing these strategies.


RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

    Managed Vision revenue. Managed Vision revenue represents fees received under our managed care contracts. Managed Vision revenue decreased to approximately $6.0 million for the three months ended March 31, 2004 compared to approximately $7.4 million for the three months ended March 31, 2003, a decrease of approximately $1.4 million or 18.9%. Of this decrease, approximately $1.3 million is due to terminated contracts, primarily as a result of changes made by the Texas state legislature to its Medicaid and Children's Health Insurance Programs, and $0.6 million is due to a decline in membership in existing contracts with the insurer CIGNA. These decreases are partially offset by increases in revenue of approximately $0.3 million from new contracts and approximately $0.2 million from net growth in existing contracts. We expect the decrease in revenue associated with the CIGNA contracts to be more than offset by revenue under a new contract with a different payor, which became effective March 1, 2004. We expect managed vision revenue to increase in the future as we enter into new direct-to-employer contracts.

    Product sales revenue. Product sales include the retail sale of optical products in our Consumer Vision segment, the sale of optical products through our Buying Group and the sale of contact and ophthalmic lenses through Wise Optical. Product sales revenue increased to approximately $18.1 million for the three months ended March 31, 2004 compared to approximately $17.7 million for the three months ended March 31, 2003, an increase of approximately $0.4 million or 2.3%. This increase represents an approximate $1.0 million increase in revenue from Wise Optical and an approximate $0.2 million increase in revenue from Consumer Vision, which were partially offset by an approximate $0.8 million decrease in revenue from the Buying Group. Revenue of Wise Optical was approximately $1.0 higher in the first quarter of 2004 as compared to the first quarter of 2003, because 2004 revenue included a full quarter of revenue, whereas 2003 revenue only included revenue from February 1, 2003, the effective date of our acquisition of Wise Optical. The increase in Wise Optical revenue due to the additional month of revenue in 2004 is partially offset by the overall decline in sales volume we experienced immediately after we purchased Wise Optical. We began implementing strategies in September 2003 to increase sales at Wise Optical and we have experienced improved revenue since we began that initiative. We expect future sales at Wise Optical to approximate current levels, adjusted for seasonal fluctuations. The increase in Consumer Vision product sales is primarily due to an increase in purchasing volume associated with improved sales efforts and increased sales of higher value products through incentive programs and product promotions. We expect Consumer Vision product sales to continue to increase throughout the year, adjusted for seasonal fluctuations. The decrease in Buying Group revenue is due to a decrease in purchasing volume primarily due to the loss of the business of Optometric Eye Care Center, P.A., which occurred in the second quarter of 2003. We expect product sales of the Buying Group to remain at current levels for the remainder of the year, adjusted for seasonality.

    Other services revenue. Other services revenue includes revenue earned from providing eye care services in our Consumer Vision segment, software services in our Distribution & Technology segment and HSO services. Other services revenue increased to approximately $5.6 million for the three months ended March 31, 2004 compared to approximately $5.0 million for the three months ended March 31, 2003, an increase of approximately $0.6 million or 12.0%. This increase is primarily due to increased services volume in the medical, optometry and surgical areas attributable to increased doctor coverage and productivity. We expect services revenue to remain at these levels or increase slightly in the future, adjusted for seasonality.

    Other income. Other income represents non-recurring settlements on HSO contracts. Other income for the three months ended March 31, 2004 was approximately $0.6 million compared to approximately $1.8 million for the three months ended March 31, 2003, representing a decrease of approximately $1.2 million or 66.7%, as a result of a decrease in the number of settlements in the current quarter.

     Medical claims expense. Medical claims expense decreased to approximately $4.6 million for the three months ended March 31, 2004, from approximately $5.7 million for the three months ended March 31, 2003, a decrease of approximately $1.1 million or 19.3%. The medical claims expense loss ratio (MLR) representing medical claims expense as a percentage of Managed Vision revenue decreased to 76.8% in 2004 from 77.5% in 2003. The favorable change in MLR is a result of changes to existing contracts and increased revenue from certain contracts which do not generate claims expense. We expect claims expense to increase in the future as we enter into additional direct-to-employer contracts.

    Cost of product sales. Cost of product sales decreased to approximately $13.4 million for the three months ended March 31, 2004 compared to approximately $13.9 million for the three months ended March 31, 2003, a decrease of approximately $0.5 million or 3.6%. This decrease is primarily due to an approximate $0.8 million decrease in product costs associated with the decrease in Buying Group sales, which was partially offset by an approximate $0.2 million increase in product costs associated with increased sales in our Consumer Vision division and $0.1 million increase in Wise Optical product costs. The increase in Wise Optical product costs is because 2004 product costs included a full quarter of Wise Optical costs, whereas 2003 product costs only included costs from February 1, 2003, the effective date of our acquisition of Wise Optical. This increase in Wise Optical product costs in 2004 is partially offset by a decrease in its product costs as a result of a decrease in sales volume. Overall, we expect total product costs to increase slightly in the future due to an expected increase in product sales.

    Cost of services. Cost of services increased to approximately $2.3 million for the three months ended March 31, 2004 compared to approximately $2.1 million for the three months ended March 31, 2003, an increase of approximately $0.2 million or 9.5%. This increase is primarily due to the increased services volume in the Consumer Vision area.

    Selling, general and administrative expenses. Selling, general and administrative expenses increased to approximately $9.3 million for the three months ended March 31, 2004 compared to approximately $8.8 million for the three months ended March 31, 2003, an increase of approximately $0.5 million or 5.7%. The increase in 2004 is primarily due to expenses associated with Wise Optical's operations being included in our results for a full quarter, whereas 2003 expenses only included Wise Optical from February 1, 2003, the effective date of our acquisition of Wise Optical.

    Interest expense. Interest expense decreased to approximately $0.3 million for the three months ended March 31, 2004 from approximately $0.8 million for the three months ended March 31, 2003, a decrease of approximately $0.5 million or 62.5%. This decrease in interest expense is primarily due to a decrease in the average outstanding debt balance as a result of the conversion of approximately $16.2 million of debt to preferred stock in May 2003.

    Income tax expense. Income tax expense for the three months ended March 31, 2004 primarily represents minimum state tax expense. Income tax expense of approximately $0.1 million for the three months ended March 31, 2003, represents tax expense on income from operations of approximately $0.3 million, at an effective rate of 40%.


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


LIQUIDITY AND CAPITAL RESOURCES

Liquidity

    Our primary sources of liquidity have been cash flows generated from operations in our Managed Vision and Consumer Vision segments and borrowings under our term loan and revolving credit facility.

    As of March 31, 2004, we had cash and cash equivalents of approximately $1.9 million and approximately $2.5 million of additional availability under our revolving credit facility with CapitalSource.

     The following table sets forth a quarter-over-quarter comparison of the components of our liquidity and capital resources for the quarters ended March 31, 2004 and 2003:

                                          (In millions)
                                                                        $
                                          2004            2003       CHANGE
                                          ----            ----       ------
Cash and cash equivalents                $ 1.9           $ 3.9       $ (2.0)

Cash provided by (used in):
    Operating activities                   2.3             0.6           1.7
     Investing activities                    -           (6.4)           6.4
     Financing activities                (2.1)             6.6         (8.7)

    Net cash provided by operating activities was approximately $2.3 million for the three months ended March 31, 2004 compared to approximately $0.6 million for the three months ended March 31, 2003, an increase of approximately $1.7 million. The increase in cash provided by operating activities was primarily due to improved inventory management and an increase in accounts payable due to higher product sales and the timing of purchases and payments on payables.

    There were no significant sources or uses of cash related to investing activities for the three months ended March 31, 2004. Net cash used in investing activities for the three months ended March 31, 2003 was approximately $6.4 million, which was primarily used to purchase the assets of Wise Optical in February 2003.

    Net cash used in financing activities was approximately $2.1 million for the three months ended March 31, 2004 compared to approximately $6.6 million of net cash provided by financing activities for the three months ended March 31, 2003. Net cash used in financing activities in 2004 was primarily used for repayments under our revolving credit facility. Net cash provided by financing activities in 2003 was primarily from borrowings under our revolving credit facility used to fund the purchase of Wise Optical in February 2003.

    We believe that our cash flow from operations, borrowings under our term loan and revolving credit facility with CapitalSource, operating and capital lease financing, and other short-term financing arrangements will provide us with sufficient funds to finance our operations for the next 12 months.


The CapitalSource Loan and Security Agreement

    As of March 31, 2004, we had approximately $2.0 million of borrowings outstanding under our term loan with CapitalSource, approximately $8.5 million of advances outstanding under our revolving credit facility with CapitalSource and approximately $2.5 million of additional availability under our revolving credit facility.

    The term loan and revolving credit facility with CapitalSource are subject to a Loan and Security Agreement. The Loan and Security Agreement contains certain restrictions on the conduct of our business, including, among other things, restrictions on incurring debt, purchasing or investing in the securities of, or acquiring any other interest in, all or substantially all of the assets of any person or joint venture, declaring or paying any cash dividends or making any other payment or distribution on our capital stock, and creating or suffering liens on our assets. We are required to maintain certain financial covenants, including a minimum fixed charge ratio and to maintain a minimum net worth. Upon the occurrence of certain events or conditions described in the Loan and Security Agreement (subject to grace periods in certain cases), including our failure to meet the financial covenants, the entire outstanding balance of principal and interest would become immediately due and payable. In January and February 2004, we did not meet our fixed charge ratio covenant, primarily due to operating losses incurred at Wise Optical, but received a waiver on our non-compliance from CapitalSource. As of March 31, 2004, we were in compliance with all of our debt covenants.

     On March 29, 2004, we entered into the Second Amended and Restated Credit Facility which, among other things, confirmed that our $0.7 million temporary over-advance in November 2003 was fully repaid on February 29, 2004, changed the expiration date of the waiver of our fixed ratio covenant from March 31, 2004 to February 29, 2004 and reduced the tangible net worth covenant from $(10) million to $(2) million. We paid CapitalSource a $25,000 financing fee in connection with this amendment.

    Our term loan and revolving credit facility with CapitalSource mature on January 25, 2006. We are required to make monthly principal payments of $25,000 on the term loan with the balance due at maturity. Although we may borrow up to $15 million under the revolving credit facility, the maximum amount that may be advanced is limited to the value derived from applying advance rates to eligible accounts receivable and inventory. The advance rate under our revolving credit facility is 85% of all eligible accounts receivable and 50 to 55% of all eligible inventory. The interest rate applicable to the term loan equals the prime rate plus 3.5% (but not less than 9%) and the interest rate applicable to the revolving credit facility is prime rate plus 1.5% (but not less than 5.75%).

    If we terminate the revolving credit facility prior to December 31, 2004, we must pay CapitalSource a termination fee of $300,000. If we terminate the revolving credit facility after December 31, 2004 but prior to the expiration of the revolving credit facility the termination fee is $150,000. Additionally, if we terminate the revolving credit facility pursuant to a refinancing with another commercial financial institution, we must pay CapitalSource, in lieu of the termination fee, a yield maintenance amount equal to the difference between
(i) the all-in effective yield which could be earned on the revolving balance through January 25, 2006, and (ii) the total interest and fees actually paid to CapitalSource on the revolving credit facility prior to the termination date or date of prepayment.

    Our subsidiaries guarantee payments and other obligations under the revolving credit facility and we (including certain subsidiaries) have granted a first-priority security interest in substantially all our assets to CapitalSource. We also pledged the capital stock of certain of our subsidiaries to CapitalSource.

    We believe that we will be able to comply with our financial covenants under our amended credit facility with CapitalSource, including our minimum fixed charge ratio covenant, the waiver with respect to which expired on

February 29, 2004. However, if we incur operating losses and we fail to comply with our financial covenants in the future or otherwise default on our debt, our creditors could foreclose on our assets, in which case we would be obligated to seek alternate sources of financing. There can be no assurance that alternate sources of financing will be available to us on terms acceptable to us, if at all. If additional funds are needed, we may attempt to raise such funds through the issuance of equity or convertible debt securities. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and our stockholders may experience dilution of their interest in us. If additional funds are needed and are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to competitive pressures may be significantly limited and may have a material adverse impact on our business and operations.

The Series B Preferred Stock

    As of March 31, 2004, we had 3,204,959 shares of Series B Preferred Stock issued and outstanding. Subject to the senior liquidation preference of the Series C Preferred Stock described below, the Series B Preferred Stock ranks senior to all other currently issued and outstanding classes or series of our stock with respect to dividends, redemption rights and rights on liquidation, winding up, corporate reorganization and dissolution. Each share of Series B Preferred Stock is convertible into a number of shares of common stock equal to such share's current liquidation value, divided by a conversion price of $0.14, subject to adjustment for dilutive issuances. The number of shares of common stock into which each share of Series B Preferred Stock is convertible will increase over time because the liquidation value of the Series B Preferred Stock, which was $1.81 per share as of March 31, 2004, increases at a rate of 12.5% per year, compounded annually.

The Series C Preferred Stock

    As of March 31, 2004, we had 406,158 shares of Series C Preferred Stock issued and outstanding. The Series C Preferred Stock has an aggregate liquidation preference of approximately $16.2 million and ranks senior to all other currently issued and outstanding classes or series of our stock with respect to liquidation rights. Each share of Series C Preferred Stock is convertible into 50 shares of common stock and has the same dividend rights, on an as converted basis, as our common stock.

Seasonality

    Our revenues are generally affected by seasonal fluctuations in the Consumer Vision and Distribution and Technology segments. During the winter and summer months, we generally experience a decrease in patient visits and product sales. As a result, our cash, accounts receivable, and revenues decline during these periods and, because we retain certain fixed costs related to staffing and facilities, our cash flows can be negatively affected.

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


FORWARD-LOOKING INFORMATION AND RISK FACTORS

    The statements in this Form 10-Q and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission, press releases, presentations by the company or its management and oral statements) that relate to matters that are not historical facts are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. When used in this document and elsewhere, words such as "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may," "predict" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements include, but are not limited to, those relating to:

         o   Our expectation of future revenue and expense levels;

         o Our belief that we will be able to comply with our financial covenants under our amended credit facility with CapitalSource;

         o Our opinion that the outcome of lawsuits will not have a material adverse impact on our consolidated financial position or results of operations;

         o Our expectation of continued improvement in operating results of Wise Optical in the future;

         o   Our expected future sales levels;

         o Our expected impact of future interest rates on income and cash flows; and

         o Our belief that cash from operations, borrowings under our term loan and revolving credit facility, and operating and capital lease financings will provide sufficient funds to finance operations for the next 12 months.


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

         o Loss of the services of key management personnel could adversely effect our business;

         o Our ability to execute our growth strategy, without which we may not become profitable or sustain our profitability;

         o Our ability to obtain additional capital, without which our growth could be limited;

         o The fact that we have a history of losses and may incur further losses in the future;

         o Our ability to maintain the listing of our common stock on the American Stock Exchange;

         o The fact that if we default on our debt to CapitalSource, it could foreclose on our assets;

         o The possibility that we may not compete effectively with other eye care services companies which have more resources and experience than us;

         o Failure to negotiate profitable capitated fee arrangements could have a material adverse effect on our results of operations and financial condition;

         o The possibility that we may have potential conflicts of interests with respect to related party transactions which could result in certain of our officers, directors and key employees having interests that differ from us and our stockholders;

         o Health care regulations or health care reform initiatives, could materially adversely affect our business, financial condition and results of operations;

         o The fact that the company is dependent upon letters of credit or other forms of third party security in connection with certain of its contractual arrangements and, thus, would be adversely affected in the event it was unable to obtain such credit as needed;

         o The fact that we may not realize the expected benefits from our acquisition of Wise Optical;

         o The fact that our largest stockholder, Palisade Concentrated Equity Partnership, L.P., owns sufficient shares of our common stock and voting equivalents to significantly affect the results of any stockholder vote and control our board of directors;

         o The fact that conflicts of interest may arise between Palisade and OptiCare;

         o   The fact that we may fail financial covenants in the future; and

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

    We do not expect changes in interest rates to have a material effect on income or cash flows in the year 2004, although there can be no assurances that interest rates will not significantly change. A 10% change in the interest rate payable by us on our variable rate debt would have increased or decreased the three-month interest expense by approximately $22,000 assuming that our borrowing level is unchanged. We did not use derivative instruments to adjust our interest rate risk profile during the three months ended March 31, 2004.


ITEM 4:  CONTROLS AND PROCEDURES

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


PART II.      OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

HEALTH SERVICE ORGANIZATION LAWSUITS

     In January 2004 and March 2004, we reached settlement with Downing-McPeak Vision Centers, P.S.C. and John E. Downing, M.D., and Milne Eye Medical Center, P.C. and Milton J. Milne, M.D., respectively, two HSO practices with which we were in litigation in the matter of In re Prime Vision Health, Inc. Contract Litigation, MDL 1466, which was previously reported in our Annual Report on Form 10-K for the year ended December 31, 2003. These settlements resulted in cash payments to us and mutual termination of the HSO service agreements.

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

       a.  Exhibits

           The following Exhibits are filed as part of this Quarterly Report on Form 10-Q:

       EXHIBIT      DESCRIPTION
       -------      -----------

       31.1         Certification of Chief Executive
                    Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       b. Reports on Form 8-K

          On March 31, 2004 we furnished information regarding results of our quarter and year ended December 31, 2003 under Item 12 (Results of Operation and Financial Condition) on a Current Report on Form 8-K.






                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be filed on its behalf by the undersigned, hereunto duly authorized.


Date: May 14, 2004        OPTICARE HEALTH SYSTEMS, INC.



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
                                      Officer and duly authorized officer)

                                  EXHIBIT INDEX


         EXHIBIT      DESCRIPTION
         -------      -----------

         31.1         Certification of Chief Executive Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of
                      2002.

         31.2         Certification of Chief Financial Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of
                      2002.

         32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.