Form 10-K/A
period 2003-12-31
OPTICARE HEALTH SYSTEMS INC
filed 2004-09-02
CIK 311046

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                   FORM 10-K/A
                                (Amendment No. 1)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  [ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  [ ] Yes   [X] No

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III of this Annual Report on Form 10-K/A is incorporated herein by reference to the registrant's Proxy Statement for the
2004 Annual Meeting of Stockholders.

                                EXPLANATORY NOTE

THE PURPOSE OF THIS AMENDMENT NO. 1 (THE "AMENDMENT") TO THE ANNUAL REPORT ON
FORM 10-K OF OPTICARE HEALTH SYSTEMS, INC. (THE "REGISTRANT") FOR THE YEAR ENDED
DECEMBER 31, 2003 (THE "ORIGINAL FORM 10-K") IS TO REFLECT THE RESTATEMENT OF
THE REGISTRANT'S CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2003 AND DECEMBER 31, 2002, AND TO REFILE ITEMS 6, 7 AND 9A OF PART
II AND ITEM 15 OF PART IV INCORPORATING REVISED DISCLOSURE RELATED TO THE
RESTATEMENT. THE RESTATEMENT IS DESCRIBED IN NOTE 2 TO THE RESTATED CONSOLIDATED
FINANCIAL STATEMENTS ACCOMPANYING THIS AMENDMENT. EXCEPT FOR ITEMS 6, 7 AND 9A
OF PART II AND ITEM 15 OF PART IV, NO OTHER INFORMATION INCLUDED IN THE ORIGINAL
FORM 10-K IS AMENDED BY THIS AMENDMENT.

                          OPTICARE HEALTH SYSTEMS, INC.

                                   FORM 10-K/A

                                TABLE OF CONTENTS

                    [FIX PAGE NUMBERS TO MATCH FINAL VERSION]

                                                                          PAGE
                                     PART II

ITEM 6.   SELECTED FINANCIAL DATA .....................................      4
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS................      5
ITEM 9A.  CONTROLS AND PROCEDURES......................................     23

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT
                   SCHEDULES, AND REPORTS ON FORM 8-K  .................    24

SIGNATURES..............................................................    31

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

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                               ------------------------------------------------------------------
(in thousands, except per share data)                2003(1)       2002         2001         2000       1999(2)
                                                   --------        ----         ----         ----       -----

STATEMENT OF OPERATIONS DATA:
Total net revenues                                 $125,702     $ 91,531     $ 94,082     $109,346     $ 66,944
Income (loss)(3)(5)                                $(12,353)    $    745     $  2,980     $(14,171)    $ (1,966)
Weighted average shares outstanding (4):
     Basic                                           30,067       12,552       12,795       12,354        4,776
     Diluted                                         30,067       51,172       13,214       12,354        4,776
Income (loss) from continuing operations
  per share available to common
  stockholders:
     Basic                                           $(0.43)      $ 0.35       $ 0.21       $(1.19)     $ (0.12)
     Diluted                                         $(0.43)      $ 0.10       $ 0.21       $(1.19)     $ (0.12)

  BALANCE SHEET DATA:
  Net assets of discontinued operations            $      -     $      -     $  9,494     $ 10,051     $ 10,647
  Total current assets                               17,654       12,904       20,583       14,913       21,345
  Goodwill and other intangibles, net                20,374       21,869       22,050       23,161       25,207
  Total assets                                       45,855       45,105       59,742       55,513       66,740
  Total current liabilities as restated (6)          23,521       12,225       17,128       49,454       20,654
  Total debt (including current portion)             12,603       19,486       34,393       34,058       42,956
  Redeemable preferred stock                          5,635        5,018            -            -            -
  Total stockholders' equity                       $ 14,412     $ 10,652      $ 6,982     $  3,877     $  5,274

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

(6)  As restated, see Note 2 to the condensed consolidated financial statements included in Item 15.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto which are included elsewhere in this Annual Report on Form 10-K/A. (See "Index to Financial Statements"
beginning at page F-1.)

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
The Company incurred a substantial net loss and experienced negative cash flows in 2003 that have continued into 2004, primarily due to substantial operating losses at Wise Optical. The losses at Wise Optical were initially attributable to significant expenses incurred for integration, but have continued due to weakness in gross margins and higher operating expenses from an operating structure that was built to support a higher sales volume. In late 2003, the
Company began implementing strategies and operational changes designed to improve the operations of Wise Optical. Those efforts included developing our sales force, improving customer service, enhancing productivity, eliminating positions and streamlining our warehouse and distribution processes. The Company reduced ongoing costs to better match the operations and has engaged consultants, who we believe will assist us in increasing sales and improving product margins at Wise Optical. However, if the losses at Wise Optical continue it could have a material adverse effect on our profitability and/or liquidity.

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

    In the third and fourth quarters of 2003 and the first and second quarters of 2004, we failed our fixed charges ratio covenant under our revolving credit facility with CapitalSource Financial, LLC, ("Capital Source") but received waivers from CapitalSource for any non-compliance with this covenant through
June 30, 2004.

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

    We obtained a waiver and amendment to the term loan and revolving credit facility with CapitalSource on August 16, 2004. In connection with this waiver and amendment, we received a waiver from CapitalSource for any non-compliance with the minimum fixed charge ratio covenant as of March 31, 2004, April 30,
2004, May 31, 2004 and June 30, 2004. This waiver and amendment also amended the term loan and revolving credit facility to, among other things, extend the maturity date of the revolving credit facility from January 25, 2006 to January
25, 2007, (ii) provide access to a $2.0 million temporary over-advance bearing interest at prime plus 5 1/2%, and in no event less than 6%, which is to be repaid in eleven monthly installments of $100,000 commencing on October 1, 2004 with the remaining balance to be repaid in full by August 31, 2005, which is guaranteed by our largest stockholder, Palisade Concentrated Equity Partnership,
L.P, (iii) change the fixed charge ratio covenant from between 1.5 to 1 to not less than 1 and to extend the next test period for this covenant to March 31,
2005, (iv) decrease the minimum tangible net worth financial covenant from
$(2.0) million to $(3.0) million and (v) add a debt service coverage ratio covenant of between 0.7 to 1.0 for the period October 31, 2004 to February 28,
2005 . In addition, the waiver and amendment increased the termination fee payable if we terminate the revolving credit facility by 2% and increased the yield maintenance amount payable, in lieu of the termination fee, if we terminate the revolving credit facility pursuant to a refinancing with another commercial financial institution, by 2%. On August 17, 2004, we paid
CapitalSource $25 in financing fees in connection with this waiver and amendment.. Management believes it will comply with its future financial covenants beyond the date of the current waiver, however, if operating losses continue and we fail to comply with financial covenants in the future or otherwise default on our debt, our creditors could foreclose on our assets.

    In May 2004, our Board of Directors approved management's plan to exit and dispose of our Technology business, CC Systems. We expect to complete the sale of the net assets of CC Systems within the next six months.

    Our business is comprised of three reportable operating segments: (1)
Managed Vision, (2) Consumer Vision, and (3) Distribution and Technology. The
Distribution and Technology, was renamed the Distribution segment in May 2004 in connection with our decision to dispose of its Technology business. Our Managed
Vision segment contracts with insurers, managed care plans and other third party payers to manage claims payment administration of eye health benefits for those contracting parties. Our Consumer Vision segment sells retail optical products to consumers and operates integrated eye health centers and surgical facilities in Connecticut where comprehensive eye care services are provided to patients.
The Distribution segment provides products and services to eye care professionals (ophthalmologists, optometrists and opticians) through (i) Wise
Optical, a distributor of contact and ophthalmic lenses and other eye care accessories and supplies and (ii) a Buying Group program, which provides group purchasing arrangements for optical and ophthalmic goods and supplies.

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

    For a detailed discussion on the application of these and other accounting policies, see Note 4 to the consolidated

financial statements. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Services Revenue

Through our affiliated professional corporation, OptiCare P.C., our Consumer
Vision Division provides to consumers comprehensive eye care services, including medical and surgical treatment of eye diseases and disorders by ophthalmologists, and vision measuring and non-surgical treatments and correction services by optometrists. We charge a fee for providing the use of our ambulatory surgery center to professionals for surgical procedures. Our ophthalmic, optometric and ambulatory surgery center services are recorded at established rates, reduced by an estimate for contractual allowances.
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

    Events that may indicate goodwill impairment include significant or adverse changes in business or economic climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel, and the sale or expected sale/disposal of a reporting unit. Due to uncertain market conditions it is possible the financial information used to support our goodwill may change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition. See note 11 to consolidated financial statements.

Income Taxes

    We account for income taxes in accordance with Statement of Financial
Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" which requires an asset and liability method of accounting for deferred income taxes.
Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse. Our determination of the likelihood that deferred tax assets can be realized is based on our examination of available evidence, which involves estimates and assumptions. We consider future market growth, forecasted earnings, future taxable income and known future events in determining the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination is made. In the third quarter of 2003, we recorded a valuation reserve against our entire deferred tax assets due to historical operating losses. As we experience future profitability, we expect to reduce or eliminate the valuation reserve. See note 20 to consolidated financial statements.

RESULTS OF OPERATIONS

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

    Managed Vision revenue. Managed Vision revenue represents fees received under our managed care contracts. Managed Vision revenue decreased to approximately $28.1 million for the year ended December 31, 2003, from approximately $29.4 million for the year ended December 31, 2002, a decrease of approximately $1.3 million or 4.5%. During the second quarter of 2003 the Texas state legislature made changes to its Medicaid program and as a result HMO Blue, with whom we maintained a Medicaid contract, withdrew from Texas' Medicaid program effective September 1, 2003. Therefore, our contract with HMO Blue terminated on September 1, 2003. This contract generated revenue of approximately $1.7 million in 2003 compared to approximately $2.5 million in
2002. In addition and also effective September 1, 2003, the Texas state legislature decided to no longer fund a vision benefit in its Children's Health
Insurance Program or provide vision hardware benefits to those over the age of
21. We maintained a number of contracts through this program that reduced benefits and/or terminated on September 1, 2003 and these contracts generated revenues of approximately $2.0 million in 2003 and approximately $2.2 million in
2002. While this could become a trend in other states, we do not expect it to have a material impact on future revenue since we do not have a significant number of similar contracts in other states. Other decreased revenue of approximately $2.0 million was primarily from contracts not renewed in 2003, and was partially offset by increased revenue of approximately $1.5 million from new contracts and growth in existing contracts. CIGNA experienced a decline in membership in January 2004, which translates into an approximate $2.0 million decline in our annual revenue, however, new contracts with different payors became effective March 1, 2004, which will offset this decrease in revenue. We expect future revenue to increase due to new contracts related to our to direct-to-employer initiative.

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

    Other services revenue. Other services revenue includes revenue earned from providing eye care services in our Consumer Vision segment, software services in our Distribution and Technology segment and HSO services. Services revenue increased to approximately $22.0 million for the year ended December 31, 2003, from approximately $20.4 million for the year ended December 31, 2002, an increase of approximately $1.6 million or 8.3%. This increase includes an approximate $1.5 million increase in Consumer Vision services revenue due to increased services volume in the optometry and surgical areas due to increased doctor coverage and an approximate $0.9 million increase in software services revenue due to an increase in sales volume due to improved management focus.
Product revenue for the Technology division is immaterial and therefore included in service revenue. These increases were offset by an approximate $0.8 million decrease in fees collected under our HSO agreements primarily due to disputes with certain physician practices, which are parties to these agreements, and due to HSO settlements which cancelled these agreements for the future. We continue to be in litigation with several of these practices and intend to continue to pursue settlement of these matters in the future. While we expect future HSO revenue to decline, we believe this will be more than off set by growth in Consumer Vision.

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

    Goodwill impairment charge. For the year ended December 31, 2003, we recorded a non-cash goodwill impairment loss of approximately $1.6 million in our Distribution and Technology segment due to decreases in Buying Group sales and significant operating losses at Wise Optical.

    Interest expense. Interest expense decreased to approximately $2.1 million for the year ended December 31, 2003 from approximately $3.0 million for the year ended December 31, 2002, a decrease of $0.9 million. This decrease in interest expense is primarily due to the decrease in the average outstanding debt balance, primarily due to the conversion of debt to preferred stock in May
2003.

    Gain (loss) from early extinguishment of debt. The approximate $1.9 million loss from early extinguishment of debt for the year ended December 31, 2003, primarily represents the write-off of deferred debt issuance costs and debt discount associated with the exchange of approximately $16.2 million of debt for
Series C Preferred Stock, which occurred on May 12, 2003 and the amendment of our term loan with CapitalSource Finance, LLC ("CapitalSource")on November 13,
2003. The approximate $8.8 million gain on extinguishment of debt for the year ended December 31, 2002 was the result of our capital restructuring in January
2002. The 2002 gain is comprised of approximately $10.0 million of forgiveness of principal and interest by Bank Austria, our former senior secured lender, and was partially offset by the write-off of $1.2 million of related unamortized deferred financing fees and debt discount.

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

     Medical claims expense. Medical claims expense decreased to approximately
$22.3 million for the year ended December 31, 2002, from approximately $23.0 million for the year ended December 31, 2001, a decrease of approximately $0.7 million. This decrease was primarily due to an approximate $0.6 million favorable adjustment to the reserve in 2002. The MLR improved to 75.9% in 2002, from 79.2% in 2001, primarily due to the favorable adjustment of approximately
$0.6 million in 2002. Excluding this adjustment, MLR for 2002 would have been
77.9% compared to 79.2% for 2001.

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

    (Gain) loss from early extinguishment of debt. The approximate $8.8 million gain on extinguishment of debt for the year ended December 31, 2002 was the result of our capital restructuring in January 2002. The 2002 gain is comprised of approximately $10.0 million of forgiveness of principal and interest by Bank
Austria, our former senior secured lender, and was partially offset by the write-off of $1.2 million of related unamortized deferred financing fees and debt discount.

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

     CONTRACTUAL
     OBLIGATIONS          2004         2005         2006        2007         2008      THERE-AFTER     TOTAL
 --------------------  ---------  -----------  -----------  -----------  -----------   -----------  ------------

 Debt (1)               $10,818        $ 300      $ 1,475     $               $   -        $   -      $ 12,593
 Operating leases         2,620        2,505        2,277        2,067        1,853        3,248        14,570
 Capital leases              10            -            -            -            -            -            10
                       ---------  -----------  -----------  -----------  -----------  -----------  ------------
    Total               $13,448      $ 2,805      $ 3,752      $ 2,067       $1,853       $3,248      $ 27,173
                       =========  ===========  ===========  ===========  ===========  ===========  ============

(1) Interest expense on CapitalSource debt, excluding amortization of deferred finance charges, was $1,027 and $891 for the years ended December
    31, 2003 and 2002, respectively.

    Our debt is explained in detail in Note 11 to the consolidated financial statements. Operating leases and capital leases are explained in detail in Note
14 to the consolidated financial statements.

    Throughout 2004, we plan to continue making substantial investments in our business. In that regard, we foresee the following as significant uses of liquidity in 2004: personnel costs, interest and principal payments of approximately $1.6 million to be made our principal lender, CapitalSource and capital expenditures of approximately $1.0 million. We also may make investments in future acquisitions of complementary businesses or technologies.

     The amounts and timing of our actual expenditures will depend upon numerous factors, including our investments in technology, the amount of cash generated by our operations and the amount and extent of our acquisitions. Actual expenditures may vary substantially from our estimates.

    Sources of Liquidity.

    Our primary sources of liquidity have been cash flows generated from operations in our Managed Vision and Consumer Vision segments and borrowings under our term loan and revolving credit facility with CapitalSource. We believe the combination of the above and the Company's management initiatives, as discussed in Note 3 to the consolidated financial statements, will provide sufficient liquidity to meet the Company's capital needs.

    As discussed below, we have failed to comply with the minimum fixed charge ratio covenant under our term loan and revolving credit facility with
CapitalSource during 2003 and the first and second quarters of 2004, for which we have received waivers from CapitalSource. If we fail to comply with our financial covenants with CapitalSource we may not be able to obtain additional funds from CapitalSource and the term loan and revolving credit facility could become immediately due and payable, which could have a material adverse effect on our fiancial position.

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

    The CapitalSource Loan and Security Agreement

    As of December 31, 2003, we had borrowings of $2.1 million outstanding under our term loan with CapitalSource, $10.4 million of advances outstanding under our revolving credit facility (including a $0.7 million temporary over-advance)
with CapitalSource and $0.5 million of additional availability under our revolving credit facility. As of February 29, 2004, we had repaid the $0.7 million over-advance and had $9.6 million of advances outstanding under our revolving credit facility with CapitalSource and $1.3 million of additional availability.

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

    (i) increased our term loan by $0.3 million and extended the maturity date of the term loan from January 25, 2004 to January 25, 2006,

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

    In connection with the foregoing amendment, we paid CapitalSource
$80,000 in financing fees. The amendment also included an additional $150,000 termination fee if we terminate the revolving credit facility prior to December
31, 2004. Additionally, if we terminate the revolving credit facility pursuant to a refinancing with another commercial financial institution, we must pay
CapitalSource, in lieu of the termination fee, a yield maintenance amount equal to the difference between (i) the all-in effective yield which could be earned on the revolving balance through January 25, 2006, and (ii) the total interest and fees actually paid to CapitalSource on the revolving credit facility prior to the termination date or date of prepayment.

    We did not meet our fixed charge ratio covenant in January and February
2004, however we expected to meet all covenants in March 2004. Accordingly, on
March 29, 2004 we entered into the Second Amended and Restated Revolving Credit,
Term Loan and Security Agreement which incorporates all of the changes embodied in the above amendments and: (i) confirmed that the temporary over-advance was repaid as of February 29, 2004 (ii) changed the expiration date of the waiver of our fixed ratio covenant from March 31, 2004 to February 29,
2004 and (iii) reduced the tangible net worth covenant from $(10) million to
$(2) million. In connection with the third amendment, we paid $25,000 to
CapitalSource in financing fees.

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

     We were not in compliance with the minimum fixed charge ratio covenant under our term loan and revolving credit facility with CapitalSource as of March
31, 2004. In addition, we were not in compliance with this covenant as of April
30, 2004 or May 31 2004. We were in compliance with the covenant as of June 30,
2004. In connection with a waiver and amendment to the term loan and revolving credit facility with CapitalSource entered into on August 16, 2004, we received a waiver from CapitalSource for any non-compliance with this covenant as of
March 31, 2004, April 30, 2004, May 31, 2004 and June 30, 2004.

    The August 16, 2004 waiver and amendment also amended the term loan and revolving credit facility to, among other things, extend the maturity date of the revolving credit facility from January 25, 2006 to January 25, 2007, (ii)
provide access to a $2.0 million temporary over-advance bearing interest at prime plus 5 1/2%, and in no event less than 6%, which is to be repaid in eleven monthly installments of $100,000 commencing on October 1, 2004 with the remaining balance to be repaid in full by August 31, 2005, which is guaranteed by our largest stockholder, Palisade Concentrated Equity Partnership, L.P, (iii)
change the fixed charge ratio covenant from between 1.5 to 1 to not less than 1 and to extend the next test period for this covenant to March 31, 2005, (iv)
decrease the minimum tangible net worth financial covenant from $(2.0) million to $(3.0) million and (v) add a debt service coverage ratio covenant of between
0.7 to 1.0 for the period October 31, 2004 to February 28, 2005. In addition, the waiver and amendment increased the termination fee payable if we terminate the revolving credit facility by 2% and increased the yield maintenance amount payable, in lieu of the termination fee, if we terminate the revolving credit facility pursuant to a refinancing with another commercial financial institution, by 2%. The yield maintenance amount was also changed to mean an amount equal to the difference between (i) the all-in effective yield which could be earned on the revolving balance through January 25, 2007 and (ii) the total interest and fees actually paid to CapitalSource on the revolving credit facility prior to the termination or repayment date. On August 17, 2004, we paid
CapitalSource $25,000 in financing fees in connection with this waiver and amendment.

    In addition, on August 27, 2004, the Company amended its loan agreement with
CapitalSource to eliminate a material adverse change as an event of default or to prevent further advances under the loan agreement. This amendment eliminates the lender's ability to declare a default based upon subjective criteria as described in consensus 95-22 issued by the Financial Accounting Standards Board
Emerging Issues Task Force. Palisade Concentrated Equity Partnership, L.P.,
provided a $1,000 guarantee against the loan balance due to CapitalSource related to this amendment.

    The term loan and revolving credit facility with CapitalSource are subject to the second amended and restated revolving credit, term loan and security agreement, as amended on August 16, 2004. The revolving credit, term loan and security agreement contains certain restrictions on the conduct of our business, including, among other things, restrictions on incurring debt, purchasing or investing in the securities of, or acquiring any other interest in, all or substantially all of the assets of any person or joint venture, declaring or paying any cash dividends or making any other payment or distribution on our capital stock, and creating or suffering liens on our assets. We are required to maintain certain financial covenants, including a minimum fixed charge ratio, as discussed above and to maintain a minimum net worth. Upon the occurrence of certain events or conditions described in the Loan and Security Agreement (subject to grace periods in certain cases), including our failure to meet the financial covenants, the entire outstanding balance of principal and interest would become immediately due and payable.

    Pursuant to the revolving credit, term loan and security agreement, as amended on August 16, 2004, our term loan with CapitalSource matures on January
25, 2006 and our revolving credit facility matures on January 25,

2007. We are required to make monthly principal payments of $25,000 on the term loan with the balance due at maturity. Although we may borrow up to $15 million under the revolving credit facility, the maximum amount that may be advanced is limited to the value derived from applying advance rates to eligible accounts receivable and inventory. The advance rate under our revolving credit facility is 85% of all eligible accounts receivable and 50 to 55% of all eligible inventory. The $0.9 million reduction in our inventory value as a result of the mathematical and fundamental errors in accounting and reconciliation for inventory reduced our borrowing availability under this formula from $2.5 million to $1.9 million at March 31, 2004. The interest rate applicable to the term loan equals the prime rate plus 3.5% (but not less than 9%) and the interest rate applicable to the revolving credit facility is prime rate plus
1.5% (but not less than 6.0%).

    If we terminate the revolving credit facility prior to December 31, 2005, we must pay CapitalSource a termination fee of $600,000. If we terminate the revolving credit facility after December 31, 2005 but prior to the expiration of the revolving credit facility the termination fee is $450,000. Additionally, if we terminate the revolving credit facility pursuant to a refinancing with another commercial financial institution, we must pay CapitalSource, in lieu of the termination fee, a yield maintenance amount equal to the difference between
(i) the all-in effective yield which could be earned on the revolving balance through January 25, 2007, and (ii) the total interest and fees actually paid to
CapitalSource on the revolving credit facility prior to the termination date or date of prepayment.

    Our subsidiaries guarantee payments and other obligations under the revolving credit facility and we (including certain subsidiaries) have granted a first-priority security interest in substantially all our assets to
CapitalSource. We also pledged the capital stock of certain of our subsidiaries to CapitalSource.

    In addition, the loan agreement with CapitalSource requires us to maintain a lock-box arrangement with our banks whereby amounts received into the lock-boxes are applied to reduce the revolving credit note outstanding. The agreement also contains certain subjective acceleration clauses. Emerging Issues Task Force
Issue 95-22, "Balance Sheet Classification of Borrowings Outstanding under
Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement" requires us to classify outstanding borrowings under the revolving credit note as current liabilities. In accordance with this pronouncement, we classified our revolving credit facility as a current liability in the amount of $9,694,000 and $1,557,000 at December 31, 2003 and
December 31, 2002, respectively.

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
We expect these changes will lead to increased sales, improved gross margins and reduced operating costs at Wise Optical. In addition, in 2003 in our Managed
Vision segment, we began shifting away from the lower margin and long sales cycle of our third party administrator (TPA) style business to the higher margin and shortened sales cycle of a direct-to-employer business. This new direct-to-employer business also removes some of the volatility that is often experienced in our TPA type accounts. During 2003 we developed the sales force and infrastructure necessary to build our direct-to-employer business and expect increased and profitability as a result of this product shift. We experienced significant improvements in revenue and profitability in our Consumer Vision segment during 2003, largely from growth in existing store sales and enhanced margins as a result of sales incentives, which we expect to continue in 2004. In
May 2004, management made the decision to dispose of our Technology operations,
CC Systems. In June 2004 we recorded a loss on disposal of $580. We anticipate the sale of that operation will generate cash proceeds while reducing demands on working capital and corporate personnel. We believe the combination of the above initiatives executed in our operating segments will lead to improved liquidity.
We believe that our cash flow from operations, borrowings under our amended credit facility with CapitalSource and operating and capital lease financing will provide us with sufficient funds to finance our operations for the next 12 months

    Moreover, we believe that we will be able to comply with our financial covenants under our amended credit facility with CapitalSource. However, if we incur additional operating losses and we continue to fail to comply with our financial covenants or otherwise default on our debt, our creditors could foreclose on our assets, in which case we would be obligated to seek alternate sources of financing. There can be no assurance that alternate sources of financing will be available to us on terms acceptable to us, if at all. If additional funds are needed, we may attempt to raise such funds through the issuance of equity or convertible debt securities. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and our stockholders may experience dilution of their interest in us. If additional funds are needed and are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to competitive pressures may be significantly limited and may have a material adverse impact on our business and operations.

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

Seasonality

    Our revenues are generally affected by seasonal fluctuations in the Consumer
Vision and Distribution and Technology segments, which is now known as the
Distribution segment. During the winter and summer months, we generally experience a decrease in patient visits and product sales. As a result, our cash, accounts receivable and revenues decline during these periods and, since we retain certain fixed costs related to staffing and facilities during these periods, our cash flows can be negatively affected.

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

    On May 12, 2003, Palisade and Ms. Yimoyines exchanged the entire amount of principal and interest due to them under the senior secured loans, totaling an aggregate of approximately $16.2 million, for a total of 406,158 shares of
Series C Preferred Stock, of which 403,256 shares were issued to Palisade and
2,902 shares were issued to Linda Yimoyines. The aggregate principal and interest was exchanged at a rate equal to $.80 per share, the agreed upon value of our common stock on May 12, 2003, divided by 50 (or $40.00 per share). The
Series C

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

     We have an unsecured promissory note payable to a former officer of the
Company related to an amount owed in connection with our purchase of Cohen
Systems (now "CC Systems") in 1999. The note, which accrues interest at 7.50%
and matures on December 1, 2004 had an outstanding balance of approximately
$106,000 and $204,000 at December 31, 2003 and 2002, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2002, Financial Accounting Standards Board ("FASB")
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

     Effective January 1, 2003, the Company adopted SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of
FASB Statement No. 123." This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 and Accounting Principles Board Opinion
("APB") No. 28, "Interim Financial Reporting," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company elected to adopt the disclosure only provisions of SFAS No. 148 and will continue to follow APB Opinion No. 25 and related interpretations in accounting for the stock options granted to its employees and directors. Accordingly, employee and director compensation expense is recognized only for those options whose price is less than fair market value at the measurement date. For disclosure regarding stock options had compensation cost been determined in accordance with SFAS No. 123, see Stock Based Compensation above.

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
operations.

     EITF 03-6 supersedes the guidance in Topic No, D-95, Effect of
Participating Convertible Securities on the Computation of Basic Earnings per
Share, and requires the use of the two-class method of participating securities.
The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition, EITF Issue 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity's common stock, with the exception of stock-based compensation
(unvested options and restricted stock) subject to the provisions of Opinion 25 and SFAS No. 123, EITF Issues 03-6 is effective for reporting periods beginning after March 31, 2004 and should be be applied by restating previously reported earnings per share. The adoption of EITF Issue 03-6 is not expected to have a material impact on the Company's consolidated financial statements.

FORWARD-LOOKING INFORMATION AND RISK FACTORS

    The statements in this Annual Report on Form 10-K/A and elsewhere (such as in other filings by us with the Securities and Exchange Commission, press releases, presentations by us or our management and oral statements) that relate to matters that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1934. When used in this document and elsewhere, words such as "anticipate," "believe," "expect,"
"plan," "intend," "estimate," "project," "will," "could," "may," "predict" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements include those relating to:

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

WE MAY FAIL FINANCIAL COVENANTS IN THE FUTURE

    In the third and fourth quarters of 2003 and the first and second quarters of 2004, we failed our fixed charges ratio covenant under our revolving credit facility with CapitalSource, but received waivers from CapitalSource for any non-compliance with the minimum fixed charge ratio covenant through June 30,
2004. If we fail a financial covenant in the future (beyond the date of our current waiver) or otherwise default on our debt, our creditors could foreclose on our assets.

IF WE DEFAULT ON OUR DEBT TO CAPITALSOURCE FINANCE, LLC, IT COULD FORECLOSE ON
OUR ASSETS.

    Our outstanding indebtedness to CapitalSource under its term loan and revolving credit facility as of June 1, 2004 was approximately $9.2 million.
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

     Except as required by law, we undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Form 10-K/A or to reflect the occurrence of unanticipated events.

ITEM 9A. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     When initially filed, we concluded that our disclosure controls and procedures were effective. Then in June 2004 our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)
and 15d-15(e)) as of the end of the period covered by this Annual Report on Form
10-K/A, have concluded that, based on such evaluation, deficiencies caused our disclosure controls and procedures not to be effective at a reasonable assurance level due to the error discovered in the recording of March 31, 2004 inventory.
Our principal executive officer and principal financial officer, along with our
Audit Committee, determined that there was a "material weakness," or a reportable condition in which the design or operation of one or more of the specific internal control components does not reduce to a relatively low level the risk that errors or fraud in amounts that would be material in relation to the consolidated financial statements may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions, in our internal controls relating to our accounting for inventory that did not prevent the March 2004 erroneous reporting of actual inventory levels primarily due to mathematical and fundamental errors in the reconciliation process.

     Our management discussed the areas of weakness described above with our
Audit Committee and agreed to implement remedial measures to identify and rectify past accounting errors and to prevent the situation that resulted in the need to restate prior period financial statements from reoccurring. To this end, we have initially enhanced the inventory reconciliation process to provide more detail, mathematical checks and a detailed comparison to prior periods. We are continuing to monitor these processes to further enhance our procedures as may be necessary. This reconciliation process is also supported by additional levels of management and senior management review.

     Management believes that the immediate enhancements to the controls and procedures adequately address the initial conditions identified by its review.
We are continuing to monitor the effectiveness of our enhanced internal controls and procedures on an ongoing basis and will take further action, as appropriate.

     (b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal year, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
                    incorporated herein by reference

         EXHIBIT    DESCRIPTION
         -------    -----------

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

         EXHIBIT    DESCRIPTION
         -------    -----------

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
                    10.11.

         10.8       Form of Employment Agreement between the Registrant and Dean
                    J. Yimoyines, M.D., effective August 13, 1999, incorporated herein by reference to the Registration Statement 333-78501,
                    Exhibit 10.11.+

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

         EXHIBIT    DESCRIPTION
         -------    -----------

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

         10.20      Agreement for Consulting Services between Morris Anderson
                    and Associates, Ltd. and the Registrant dated April 16,
                    2001, incorporated herein by reference to the Registrant's
                    Annual Report on Form 10-K filed on November 19, 2001,
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

         EXHIBIT    DESCRIPTION
         -------    -----------

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

         10.35      OptiCare Directors' & Officers' Tail Policy Trust dated
                    January 10, 2002, between the Registrant and Norman S.
                    Drubner, Esq.as trustee incorporated herein by reference to

         EXHIBIT    DESCRIPTION
         -------    -----------

                    the Registrant's Annual Report on Form 10-K filed on April
                    1, 2002, Exhibit 10.74.+

         10.36      Employment Agreement dated as of September 1, 2001, between the Registrant and William Blaskiewicz, incorporated herein by reference of the Registrant's Quarterly Report on Form
                    10-Q filed on December 3, 2002, Exhibit 10.21.+

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
                    12, 2003, Exhibit 10.1.

         10.44      Second Amended and Restated Revolving Credit, Term Loan and
                    Security Agreement, dated as of March 29, 2004, by and
                    between the Registrant, OptiCare Eye Health Centers, Inc.,
                    PrimeVision Health, Inc. OptiCare Acquisition Corporation
                    and CapitalSource Finance LLC, incorporated herein by
                    reference to the Registrant's Annual Report on Form 10-K
                    filed on March 30, 2004, Exhibit 10.44.

         21         List of Subsidiaries of the Registrant, incorporated herein by reference to the Registrant's Annual Report on Form 10-K filed on March 30, 2004, Exhibit 21.

         23         Consent of Deloitte & Touche regarding its report on our
                    financial statements as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31,
                    2003.*

         31.1       Certification of Chief Executive Officer pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002.*

         31.2       Certification of Chief Financial Officer pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002.*

         32.1       Certification of Chief Executive Officer and Chief Financial
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

September 2, 2004                      OPTICARE HEALTH SYSTEMS, INC.

                                       By: /s/ Dean J. Yimoyines
                                           -------------------------------------
                                           Dean J. Yimoyines, M.D.
                                           Chairman of the Board and
                                           Chief Executive Officer

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm                     F-2

Consolidated Balance Sheets as of December 31, 2003, as restated
  and 2002, as restated                                                     F-3

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

Notes to Consolidated Financial Statements                                  F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
OptiCare Health Systems, Inc.
Waterbury, Connecticut

We have audited the accompanying consolidated balance sheets of OptiCare Health
Systems, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002,
and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standard No. 142.

As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for extraordinary items to conform to
Statement of Financial Accounting Standard No. 145.

As discussed in Note 2 to the consolidated financial statements, the accompanying 2003 and 2002 financial statements have been restated.

DELOITTE & TOUCHE LLP

Stamford, Connecticut
March 29, 2004
(August 30, 2004 as to the effects of the restatement
discussed in  Note 2, and as to Notes 3, 12, 23)

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                       DECEMBER 31,
                                                                                   --------------------
                                                                                       AS RESTATED
                                                                                        See Note 2
                                                                                      2003        2002
                                                                                   --------    --------

                                 ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                       $  1,695    $  3,086
   Accounts receivable, net                                                           9,369       5,273
   Inventories                                                                        5,918       2,000
   Deferred income taxes, current                                                      --         1,660
   Notes receivable                                                                     105         516
   Other current assets                                                                 462         369
                                                                                   --------    --------
       Total Current Assets                                                          17,549      12,904
                                                                                   --------    --------
Property and equipment, net                                                           4,683       3,337
Goodwill                                                                             19,195      20,516
Intangible assets, net                                                                1,179       1,353
Deferred income taxes, non-current                                                     --         3,140
Deferred debt issuance costs, net                                                       398       1,187
Notes receivable, less current portion                                                  791         838
Restricted cash                                                                       1,158         252
Other assets                                                                            902       1,578
                                                                                   --------    --------
        TOTAL ASSETS                                                               $ 45,855    $ 45,105
                                                                                   ========    ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                   5,644       2,902
   Claims payable and claims incurred but not reported                                1,534       2,143
   Accrued salaries and related expenses                                              2,609       1,838
   Accrued expenses                                                                   1,364       1,274
   Current portion of long-term debt                                                 10,818       2,823
   Current portion of capital lease obligations                                          10          61
   Unearned revenue                                                                     993       1,053
   Other current liabilities                                                            549         131
                                                                                   --------    --------
        Total Current Liabilities                                                    23,521      12,225

NON-CURRENT LIABILITIES:
    Long-term debt - related party                                                     --        15,588
    Other long-term debt, less current portion                                        1,775       1,007
    Capital lease obligations, less current portion                                    --             7
    Other liabilities                                                                   512         608
                                                                                   --------    --------
       Total Non-Current Liabilities                                                  2,287      17,210
                                                                                   --------    --------

COMMITMENTS AND CONTINGENCIES  (Notes 12, 13,  and 20)

SERIES B 12.5% REDEEMABLE, CONVERTIBLE  PREFERRED STOCK AT AGGREGATE LIQUIDATION
PREFERENCE-RELATED PARTY                                                              5,635       5,018

STOCKHOLDERS' EQUITY:
Series C Preferred Stock, $.001 par value ($16,251 aggregate liquidation preference); 406,158 shares issued and outstanding at December 31, 2003; No
  shares authorized, issued or outstanding at December 31, 2002                           1        --
Common Stock, $0.001 par value; 150,000,000 shares authorized; 30,386,061 and
  28,913,990 shares issued and outstanding at December 31, 2003 and 2002,                30          29
  respectively
Additional paid-in-capital                                                           79,700      63,589
Accumulated deficit                                                                 (65,319)    (52,966)
                                                                                   --------    --------
         TOTAL STOCKHOLDERS' EQUITY                                                  14,412      10,652
                                                                                   --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 45,855    $ 45,105
                                                                                   ========    ========

     See notes to consolidated financial statements.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                     YEAR ENDED DECEMBER 31,
                                                               -----------------------------------
                                                                  2003         2002         2001
                                                               ---------    ---------    ---------

NET REVENUES:
   Managed vision                                              $  28,111    $  29,426    $  28,988
   Product sales                                                  72,834       39,409       44,352
   Other services                                                 22,035       20,350       20,742
   Other income                                                    2,722        2,346         --
                                                               ---------    ---------    ---------
        Total net revenues                                       125,702       91,531       94,082
                                                               ---------    ---------    ---------

OPERATING EXPENSES:
   Medical claims expense                                         22,000       22,326       22,966
   Cost of product sales                                          56,253       31,064       35,545
   Cost of services                                                9,034        8,158        8,840
   Selling, general and administrative                            38,174       26,298       26,151
   (Gain) loss from early extinguishment of debt                   1,896       (8,789)
   Goodwill impairment                                             1,639         --           --
   Depreciation                                                    1,899        1,851        1,773
   Amortization                                                      174          181        1,124
   Interest                                                        2,059        3,048        3,022
                                                               ---------    ---------    ---------
        Total operating expenses                                 133,128       84,137       99,421
                                                               ---------    ---------    ---------

Income (loss) from continuing operations before income taxes      (7,426)       7,394       (5,339)
Income tax expense (benefit)                                       4,927        2,528       (8,026)
                                                               ---------    ---------    ---------
Income (loss) from continuing operations                         (12,353)       4,866        2,687

Income from discontinued operations, net of income taxes            --            313          293
Loss on disposal of discontinued operations, net of income
   tax expense of $342                                              --         (4,434)        --
                                                               ---------    ---------    ---------
Net income (loss)                                                (12,353)         745        2,980

  Preferred stock dividends                                         (618)        (531)        --
                                                               ---------    ---------    ---------

Income (loss) available to common stockholders                 $ (12,971)   $     214    $   2,980
                                                               =========    =========    =========

EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations:
   Basic                                                       $  (0.43)    $    0.35    $    0.21
   Diluted                                                     $ (0.43)    $    0.10    $    0.21
Income (loss) from discontinued operations:
   Basic                                                            --      $   (0.33)   $    0.02
   Diluted                                                          --      $   (0.33)   $    0.02
Net income (loss):
   Basic                                                       $   (0.43)   $    0.02    $    0.23
   Diluted                                                     $   (0.43)   $    0.01    $    0.23

     See notes to consolidated financial statements.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                         YEAR ENDED DECEMBER 31,
                                                                     --------------------------------
                                                                       2003        2002        2001
                                                                     --------    --------    --------

OPERATING ACTIVITIES:
   Net income (loss)                                                 $(12,353)   $    745    $  2,980
   (Income) loss on discontinued operations                              --         4,121        (293)
                                                                     --------    --------    --------
   Income (loss) from continuing operations                           (12,353)      4,866       2,687
   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
    Depreciation                                                        1,899       1,851       1,773
    Amortization                                                          174         181       1,124
    Deferred income taxes                                               4,800       2,658      (7,800)
    Bad debt expense                                                      506         323         498
    Non-cash interest expense                                             958         258         556
    Non-cash (gain) loss on early extinguishment of debt                1,867      (8,789)       --
    Non-cash gain on contract settlements                                (576)       --          --
    Non-cash goodwill impairment charge                                 1,639        --          --
    Non-cash compensation charges                                         178        --          --
    Loss on disposal of fixed assets                                       62        --            73
    Changes in operating assets and liabilities
       Accounts receivable                                              1,914       1,166         636
       Inventories                                                      1,814        (213)         21
       Other assets                                                       (50)       (168)       (519)
       Accounts payable and accrued expenses                           (5,663)     (3,192)     (1,018)
       Other liabilities                                                  201        (136)      2,401
       Cash provided by discontinued operations                          --           992       1,020
                                                                     --------    --------    --------
Net cash (used in) provided by operating activities                    (2,630)       (203)      1,452
                                                                     --------    --------    --------

INVESTING ACTIVITIES:
    Purchases of property and equipment                                  (890)       (765)       (317)
    Purchase of notes receivable                                         --        (1,350)       --
    Payments received on notes receivable                                 458         658        --
    Refund of security deposits                                           775        --          --
    Purchase of restricted investments                                   (900)       --          --
    Acquisition of business, net of  cash acquired                     (6,192)       --          --
    Net proceeds from sale of discontinued operations                    --         3,862        --
                                                                     --------    --------    --------
Net cash (used in) provided by investing activities                    (6,749)      2,405        (317)
                                                                     --------    --------    --------

FINANCING ACTIVITIES:
    Proceeds from long-term debt                                          314      23,474         500
    Net increase (decrease) in revolving credit facility                8,837      (4,917)       --
    Proceeds from exercise of warrants                                   --         2,450        --
    Proceeds from issuance of stock                                       144       4,000           9
    Principal payments on long-term debt                                 (988)    (25,143)       (488)
    Payment of financing costs                                           (261)     (1,445)       --
    Principal payments on capital lease obligations                       (58)        (71)        (65)
                                                                     --------    --------    --------
Net cash provided by (used in) financing activities                     7,988      (1,652)        (44)
                                                                     --------    --------    --------
Increase (decrease) in cash and cash equivalents                       (1,391)        550       1,091
Cash and cash equivalents at beginning of year                          3,086       2,536       1,445
                                                                     --------    --------    --------
Cash and cash equivalents at end of year                             $  1,695    $  3,086    $  2,536
                                                                     ========    ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                               $  1,061    $  1,359    $    432
Cash paid (received) for income taxes                                      76          45        (109)
Reduction of debt in exchange for reduction of receivables                 86       1,011        --
Conversion of senior subordinated debt to Series C Preferred Stock     16,251        --          --

     See notes to consolidated financial statements.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                     Series A            Series C
                                  Preferred Stock     Preferred Stock       Common Stock     Additional
                               --------------------   ----------------   -------------------   Paid-in     Accumulated
                                  Shares     Amount    Shares   Amount    Shares      Amount    Capital      Deficit       Total
                               -----------   ------   --------  ------  -----------   ------   ---------    ---------    ---------

Balance at December 31, 2000       418,803    $  1        --      --     12,747,324    $ 13    $  60,554    $ (56,691)   $   3,877
  Issuance of  stock under
    employee stock purchase
    plan                              --       --         --      --         33,458     --             9         --              9
  Issuance of common stock            --       --         --      --         34,310     --             8         --              8
  Issuance of warrants                --       --         --      --           --       --           108         --            108
  Net income for 2001                 --       --         --      --           --       --          --          2,980        2,980
                               -----------    ----    --------   ----   -----------    ----    ---------    ---------    ---------
Balance at December 31, 2001       418,803       1        --      --     12,815,092      13       60,679      (53,711)       6,982
  Issuance of common stock            --                  --      --     17,525,000      17        2,433         --          2,450
  Cancellation of shares          (418,803)     (1)       --      --     (1,426,102)     (1)        (375)        --           (377)
  Issuance of warrants                --       --         --      --           --       --         1,383         --          1,383
  Dividends on redeemable
     preferred stock                  --       --         --      --           --       --          (531)        --           (531)
   Net income for 2002                --       --         --      --           --       --          --            745          745
                               -----------    ----    --------   ----   -----------    ----    ---------    ---------    ---------
Balance at December 31, 2002          --       --         --      --     28,913,990      29       63,589      (52,966)      10,652
  Issuance of  preferred
     stock                            --       --      406,158   $  1          --       --        16,113         --         16,114
  Issuance of common stock            --       --         --      --      1,555,000       1          651         --            652
  Cancellation of shares              --       --         --      --        (82,929)    --           (35)        --            (35)
  Dividends on redeemable
      preferred stock                 --       --         --      --           --       --          (618)        --           (618)
  Net loss for 2003                   --       --         --      --           --       --          --        (12,353)     (12,353)
                               -----------    ----    --------   ----   -----------    ----    ---------    ---------    ---------
Balance at December 31, 2003          --      $--      406,158   $  1    30,386,061    $ 30    $  79,700    $ (65,319)   $  14,412
                               ===========    ====    ========   ====   ===========    ====    =========    =========    =========

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

2.   RESTATEMENT

     The loan agreement with CapitalSource requires the Company to maintain a lock-box arrangement with banks whereby amounts received into the lock-boxes are applied to reduce the revolving credit facility outstanding. The agreement also contains certain subjective acceleration clauses in the event of a material adverse event.

     Subsequent to the issuance of the Company's consolidated financial statements for the year ended December 31, 2003, the Company's management determined that the amounts outstanding pursuant to certain provisions contained in its credit facility with CapitalSource (see Note 12) should have been classified as current liabilities rather than long-term debt, pursuant to the provisions of consensus 95-22 issued by the Financial Accounting Standards Board
Emerging Issues Task Force. Accordingly, the accompanying balance sheets have been restated to reflect the classification of the amounts outstanding pursuant to this credit facility as current liabilities.

A summary of the significant effects of the restatement is as follows:

------------------------------------------------------------------------------------------------------------
                                             December 31, 2003                    December 31, 2002
------------------------------------------------------------------------------------------------------------
                                        As Previously    As Restated       As Previously     As Restated
                                           Reported                           Reported
------------------------------------------------------------------------------------------------------------

Current portion of long-term debt          $ 1,124         $10,818              $1,266         $ 2.823
------------------------------------------------------------------------------------------------------------
Total current liabilities                   13,827          23,521              10,668          12,225
------------------------------------------------------------------------------------------------------------
Other long, term debt, less current         11,469           1,775               2,564           1,007
portion
------------------------------------------------------------------------------------------------------------
Total non-current  liabilities              11,981           2,287              18,767          17,210
------------------------------------------------------------------------------------------------------------

3.   MANAGEMENT'S PLAN

     The Company incurred net operating losses in 2003 that have continued
into 2004, due primarily to substantial operating losses at Wise Optical which in 2003 resulted in a significant use of cash from operations. The losses at
Wise Optical were initially attributable to significant expenses incurred for integration, but have continued due to weakness in gross margins and higher operating expenses resulting from an operating structure built to support higher sales volume. As a result of the losses at Wise Optical, the Company did not comply with the minimum fixed charge ratio covenant under the term loan and revolving credit facility with CapitalSource Finance, LLC as of March 31, 2004,
April 30, 2004, or May 31, 2004, which could have allowed CapitalSource to demand payment in full of the credit facility. However, CapitalSource has amended the terms and covenants of our credit facility, waived current covenant violations and provided additional credit, which has been guaranteed by
Palisades Capital.

In late 2003, the Company began implementing strategies and operational changes designed to improve the operations of Wise Optical. Those efforts included developing the Company's sales force, improving customer service, enhancing productivity, eliminating positions and streamlining the warehouse and distribution processes. The Company has reduced ongoing costs to better match the operations and has engaged consultants, who the Company believes will assist us in increasing sales and improving product margins at Wise Optical.

In addition, in 2003 the Managed Vision segment began shifting away from the lower margin and long sales cycle of the Company's third party administrator

("TPA") style business to the higher margin and shortened sales cycle of a direct-to-employer business. This new direct-to-employer business also removes some of the volatility that is often experienced in the Company's TPA-based revenues. The Company now has the sales force and infrastructure necessary to expand our direct-to-employer business and expect increased profitability as a result of this product shift that has lead to new contracts and improved gross margins. The Company experienced significant improvements in revenue and profitability in the Consumer Vision segment from 2003 to 2004, largely from growth in existing store sales and enhanced margins as a result of sales incentives that the Company expects to continue. OptiCare has also continued to settle outstanding litigation with positive results through June of 2004.

Although Wise operating losses have continued into 2004, the Company has generated approximately $4.0 million of cash from operations in the six months ended June 30, 2004, which has resulted in reductions of senior debt of approximately $3.3 million and increased borrowing availability to the
Company. In addition, in May 2004, management made the decision to dispose of the Technology operation, CC Systems. The Company anticipates the sale of that operation will generate cash proceeds while reducing demands on working capital and corporate personnel. The Company believes the combination of the above initiatives executed in the operating segments will continue to improve the
Company's liquidity and should ensure compliance with the CapitalSource covenants in the future.

4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

RECEIVABLES

     Receivables are stated net of allowances for doubtful accounts. The allowance for doubtful accounts reflects the Company's best estimate of probable losses inherent in the accounts receivable balance from bad debts. We determine the allowance based on historical experience and other currently available evidence. Adjustments to the allowance are recorded to bad debt expense, which is included in operating expenses. Gross receivables are stated net of contractual allowances and insurance disallowances. (See also "Services Revenue"
below)

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

           CLASSIFICATION ESTIMATED          USEFUL LIFE Furniture,
           ------------------------          ----------------------
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

     The Company evaluates impairment using a two-step process. First, the aggregate fair value of the reporting unit is compared to its carrying amount, including goodwill. If the fair value exceeds the carrying amount, no impairment exists. If the carrying amount of the reporting unit exceeds the fair value, then we compare the implied fair value of the reporting unit's goodwill with its carrying amount. The implied fair value is determined by allocating the fair value of the reporting unit to all the assets and liabilities of that unit, as if the unit had been acquired in a business combination and the fair value of the unit was the purchase price. If the carrying amount of the goodwill exceeds the implied fair value, then goodwill impairment is recognized by writing the goodwill down to the implied fair value.

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

SERVICES REVENUE

     The Company (through its affiliated professional corporation) provides comprehensive eye care services to consumers, including medical and surgical treatment of eye diseases and disorders by ophthalmologists, and vision measuring and non-surgical correction services by optometrists. The Company also charges a fee for providing the use of its ambulatory surgery center to professionals for surgical procedures. The Company's ophthalmic, optometric and ambulatory surgery center services are recorded at established rates reduced by an estimate for contractual allowances. Contractual allowances arise due to the terms of certain reimbursement contracts with third-party payors that provide for payments to the Company at amounts different from its established rates. The contractual allowance represents the difference between the charges at established rates and estimated recoverable amounts and is recognized in the period the services are rendered. The contractual allowance recorded is estimated based on an analysis of collection experience in relation to amounts billed and other relevant information. Any differences between estimated contractual adjustments and actual final settlements under reimbursement contracts are recognized as adjustments to revenue in the period of final settlements.

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

REDEEMABLE CONVERTIBLE PREFERRED STOCK

     In January 2002 the Company issued 3,204,959 shares of Series B 12.5%
Voting Cumulative Convertible Participating Preferred Stock. Each share of
Series B Preferred Stock is, at the holder's option, immediately convertible into a number of shares of common stock based on such share's current liquidation value. Each share of Series B Preferred Stock must be redeemed in full by the Company on December 31, 2008. (See also Note 16)

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

STOCK-BASED COMPENSATION

     SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. As permitted under SFAS No. 123 and as amended by SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and
Disclosure--an Amendment of FASB Statement No. 123", the Company accounts for stock-based compensation using the intrinsic value method prescribed in
Accounting Principles Board Opinion (APB) No. 25 "Accounting for Stock Issued to
Employees" and related interpretations, and provides the pro forma disclosure.
Accordingly, compensation cost for the stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the measurement date over the amount an employee must pay to acquire the stock.

     Pro forma information regarding net income (loss) and income (loss) per share is required by SFAS No. 123, and has been determined as if the Company accounted for its employee stock options granted subsequent to December 31,
1995, under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2003 and 2002 (there were no options granted in 2001):

                                              2003              2002
                                         ---------------    -------------
     Risk free interest rate                  3.0%              3.0%
     Dividends                                --                --
     Volatility factor                        .60               .60
     Expected Life                          5 years           5 years

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                         YEAR ENDED DECEMBER 31,
                                                                 --------------------------------------
                                                                    2003          2002          2001
                                                                 ----------    ----------    ----------

     Net income (loss)                                           $  (12,353)   $      745    $    2,980
     Less: Total stock-based employee compensation
              expense determined under Black-Scholes
              option pricing model, net of related tax effects
              determined under the fair value method for all
              awards                                                   (357)         (519)         (321)
                                                                 ----------    ----------    ----------
     Pro forma net income (loss)                                 $  (12,710)   $      226    $    2,659
                                                                 ==========    ==========    ==========

     Earnings (loss) per share - As reported:
         Basic                                                   $    (0.43)   $     0.02    $     0.23
         Diluted                                                 $    (0.43)   $     0.01    $     0.23
     Earnings (loss) per share - Pro forma:
         Basic                                                   $    (0.44)   $    (0.02)   $     0.21
         Diluted                                                 $    (0.44)   $    (0.02)   $     0.20

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

     The Company considers the carrying amount of cash and cash equivalents, accounts receivable, notes receivable, accounts payable and accrued liabilities to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization or their current market rate of interest. The carrying amount of long term debt approximates fair value due to the variable interest rate. Using available market information, the
Company determined that the fair value at December 31, 2003 of the redeemable preferred stock was $30,602 compared to a carrying value of $5,635.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2002, Financial Accounting Standards Board ("FASB")
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

     Effective January 1, 2003, the Company adopted SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of
FASB Statement No. 123." This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 and Accounting Principles Board Opinion
("APB") No. 28, "Interim Financial Reporting," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company elected to adopt the disclosure only provisions of SFAS No. 148 and will continue to follow APB Opinion No. 25 and related interpretations in accounting for the stock options granted to its employees and directors. Accordingly, employee and director compensation expense is recognized only for those options whose price is less than fair market value at the measurement date. For disclosure regarding stock options had compensation cost been determined in accordance with SFAS No. 123, see Stock Based Compensation above.

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
operations.

     EITF 03-6 supersedes the guidance in Topic No, D-95, Effect of
Participating Convertible Securities on the Computation of Basic Earnings per
Share, and requires the use of the two-class method of participating securities.
The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition, EITF Issue 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity's common stock, with the exception of stock-based compensation
(unvested options and restricted stock) subject to the provisions of Opinion 25 and SFAS No. 123, EITF Issues 03-6 is effective for reporting periods beginning after March 31, 2004 and should be be applied by restating previously reported earnings per share. The adoption of EITF Issue 03-6 is not expected to have a material impact on the Company's consolidated financial statements.

5.   ACQUISITION OF WISE OPTICAL VISION GROUP, INC.

     On February 7, 2003, the Company acquired substantially all of the assets and certain liabilities of the contact lens distribution business of Wise
Optical Vision Group, Inc. ("Wise Optical"), a New York corporation. The Company acquired Wise Optical to become a leading optical product distributor.

     Wise Optical has experienced substantial operating losses in 2003. These losses are largely attributable to significant expenses incurred by Wise
Optical, including integration costs (primarily severance and stay bonuses and legal and professional fees), weakness in gross margins and an operating structure built to support a higher sales volume. In September 2003, the Company began implementing strategies and operational changes designed to improve the operations of Wise Optical. These efforts include developing our sales force, improving customer service, enhancing productivity, eliminating positions and streamlining our warehouse and distribution processes. In addition, effective
September 3, 2003, Gordon Bishop, President of the Company's Consumer Vision
division, has replaced the former President of the Distribution sector of the
Distribution division, formerly the Distribution and Technology division. Gordon brings industry expertise and a strong optical background to Wise Optical, along with a focus on operating expenses. The Company believes these changes will lead to increased sales, improved gross margins and reduced operating costs.

     The results of operations of Wise Optical are included in the consolidated financial statements from February 1, 2003, the deemed effective date of the acquisition for accounting purposes. The following is a summary of the unaudited pro forma results of operations of the Company as if the Wise Acquisition had closed effective January 1, of the respective periods below:

                                                                         YEAR ENDED
                                                                        DECEMBER 31,
                                                           ------------------------------------
                                                             2003          2002          2001
                                                           --------      --------      --------

     Net Revenues                                          $132,380      $157,413      $154,215
     Loss from continuing operations                        (12,206)       (6,641)        2,135
     Net income (loss)                                      (12,206)      (10,762)        2,428
     Income (loss) per common share from continuing
     operations (1):
       Basic                                               $  (0.43)     $  (0.53)     $   0.16
       Diluted                                             $  (0.43)     $  (0.53)     $   0.15
     Net income (loss)(1)

        Basic                                              $  (0.43)     $  (0.83)     $   0.18
        Diluted                                            $  (0.43)     $  (0.83)     $   0.17

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

     The aggregate purchase price of $7,949 was allocated to the estimated fair value of the assets acquired and liabilities assumed with the excess identified as goodwill. Fair values were based on valuations and other studies. The goodwill resulting from this transaction, of $318, was assigned to the Company's
Distribution and Technology operating segment, which is now the Distribution
Segment, and is expected to be amortizable for tax purposes. The goodwill from this acquisition was written-off in September 2003 due to impairment, primarily resulting from the unexpected losses at Wise Optical. See Note 11.

     The following table sets forth the allocation of purchase price consideration to the assets acquired and liabilities assumed at the date of acquisition.

       Assets:
         Cash and cash equivalents                    $ 1,427
         Accounts receivable                            6,626
         Inventory                                      5,732
         Property and equipment, net                    2,416
         Other assets                                     148
         Goodwill                                         318
                                                      --------
       Total assets                                   $16,667
                                                      ========

       Liabilities:
         Accounts payable and accrued expenses        $ 8,657
         Other liabilities                                 61
                                                      --------
       Total liabilities                              $ 8,718
                                                      ========

6.   DISCONTINUED OPERATIONS

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

     Operating results of the discontinued operations are as follows:

                                                                     2002        2001
                                                                   --------    --------

            External revenue                                       $ 16,771    $ 17,985
                                                                   ========    ========

            Intercompany revenue                                   $  4,875    $  9,602
                                                                   ========    ========

            Income from discontinued operations before taxes       $    523    $    489
            Income tax expense                                          210         196
                                                                   --------    --------
            Income from discontinued operations                         313         293
            Loss on disposal of discontinued operations, net of
               income taxes of $342                                  (4,434)       --
                                                                   --------    --------
            Total income (loss) from discontinued operations       $ (4,121)   $    293
                                                                   ========    ========

            Income (loss) per share from discontinued operations   $  (0.33)   $   0.02
                                                                   ========    ========

7.   SEGMENT INFORMATION

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

                                                                      YEAR ENDED DECEMBER 31,
                                                               -----------------------------------
                                                                 2003         2002         2001
                                                               ---------    ---------    ---------

     REVENUES:
          Managed vision                                       $  28,111    $  29,426    $  28,988
          Consumer vision                                         30,871       28,834       28,606
          Distribution and technology                             69,038       35,029       38,721
                                                               ---------    ---------    ---------
             Reportable segment totals                           128,020       93,289       96,315
          All other                                                2,869        3,283        2,568
          Elimination of inter-segment revenues                   (5,187)      (5,041)      (4,801)
                                                               ---------    ---------    ---------
          Total net revenue                                    $ 125,702    $  91,531    $  94,082
                                                               =========    =========    =========

     SEGMENT INCOME (LOSS):
          Managed vision                                       $   1,271    $   2,630(1) $   2,018
          Consumer vision                                          2,856        1,463          385
          Distribution and technology                             (2,695)         267          (71)
                                                               ---------    ---------    ---------
          Total reportable segment income                          1,432        4,360        2,332
              All other                                            2,053        2,335        2,041
              Depreciation                                        (1,899)      (1,851)      (1,773)
              Amortization expense and write-off of goodwill      (1,813)        (181)      (1,124)
              Interest expense                                    (2,059)      (3,048)      (3,022)
              Corporate                                           (3,244)      (3,010)      (3,793)
              Gain (loss) on early extinguishment of debt         (1,896)       8,789         --
                                                               ---------    ---------    ---------
            Income (loss) from continuing operations before
              income taxes                                     $  (7,426)   $   7,394    $  (5,339)
                                                               =========    =========    =========

      (1) Includes a $600 reduction in claims expense due to a favorable adjustment to the reserve.

                                                                       YEAR ENDED DECEMBER 31,
                                                               -----------------------------------
                                                                 2003         2002         2001
                                                               ---------    ---------    ---------

   ASSETS:
           Managed vision                                        $15,567      $15,133      $14,435
           Consumer vision                                        10,229       10,200       11,767
           Distribution and technology                            16,246        7,456        7,652
                                                               ---------    ---------    ---------
              Segment totals                                      42,042       32,789       33,854
           Discontinued operations                                  --           --         11,729
           Corporate and other                                     3,813       12,316       14,159
                                                               ---------    ---------    ---------
               Total                                             $45,855      $45,105      $59,742
                                                               =========    =========    =========

     CAPITAL EXPENDITURES:
           Managed vision                                        $   135      $    51      $    25
           Consumer vision                                           591          518          143
           Distribution and technology                               142           12           36
                                                               ---------    ---------    ---------
                Segment totals                                       868          581          204
            Discontinued operations                                 --            379          306
            Corporate and other                                       22          184          113
                                                               ---------    ---------    ---------
                Total                                            $   890      $ 1,144      $   623
                                                               =========    =========    =========

8.   RESTRUCTURING AND OTHER ONE-TIME CHARGES

DEBT AND EQUITY RESTRUCTURING

     In the fourth quarter of 2001, the Company recorded approximately $1,017 of professional fees, primarily legal and work-out related non-deferrable costs, associated with the restructure of the Company's long-term debt that closed in
January 2002. (See Note 12)

OPERATIONS RESTRUCTURING

     In the fourth quarter of 2000, the Company recorded $2,306 of restructuring charges and $230 of charges related to the canceled sale of the Connecticut operations. The Company's restructuring plans included closing and consolidating facilities, reducing overhead and streamlining operations and was completed in
2001.

     During the years ended December 31, 2003, 2002 and 2001, $206, $119 and
$436, respectively, was charged against the restructuring accrual, representing primarily severance and lease related payments on vacant facilities that were closed as part of the Company's restructuring activities. In 2003, the Company reduced its restructuring reserve by $140 due to a change in estimated future rent payments. The remaining restructuring liability at December 31, 2003 of
$471 principally relates to lease obligations on excess office space that are not expected to be utilized over the terms of the remaining leases.

9.   RECEIVABLES

Activity in the allowance for doubtful accounts consisted of the following for the years ended December 31:

                                                      2003       2002      2001
                                                    -------    -------    -------

     Balance at beginning of period                 $   587    $   501    $   558
     Allowance of acquired company (Wise Optical)       642       --         --
     Additions charged to expense                       506        323        498
     Deductions                                        (546)      (237)      (555)
                                                    -------    -------    -------
     Balance at end of period                       $ 1,189    $   587    $   501
                                                    =======    =======    =======

10.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                         DECEMBER 31,
                                                     --------------------
                                                       2003        2002
                                                     --------    --------

     Leasehold improvements                          $  3,881    $  3,166
     Furniture and equipment                            5,441       5,043
     Computer hardware and software                     6,174       3,828
                                                     --------    --------
     Total                                             15,496      12,037
     Accumulated depreciation and amortization        (10,813)     (8,700)
                                                     --------    --------
     Property and equipment, net                     $  4,683    $  3,337
                                                     ========    ========

11.  GOODWILL AND OTHER INTANGIBLE ASSETS

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

                                     MANAGED       CONSUMER    DISTRIBUTION &
                                     VISION         VISION       TECHNOLOGY      TOTAL
                                    --------       --------      ----------     --------

     Balance, December 31, 2000     $ 11,820       $  5,586       $  4,053      $ 21,459
     Goodwill from acquisition          --             --             --            --
     Amortization                       --             (840)          (103)         (943)
                                    --------       --------       --------      --------
     Balance, December 31, 2001       11,820          4,746          3,950        20,516
     Goodwill from acquisition          --             --             --            --
     Amortization                       --             --             --            --
                                    --------       --------       --------      --------
     Balance, December 31, 2002       11,820          4,746          3,950        20,516
     Goodwill from acquisition          --             --              318           318
     Impairment charge                  --             --           (1,639)       (1,639)
                                    --------       --------       --------      --------
     Balance, December 31, 2003     $ 11,820       $  4,746       $  2,629      $ 19,195
                                    ========       ========       ========      ========

     Comparative information as if goodwill had not been amortized is as follows:

                                                             2003          2002          2001
                                                          ----------    ----------    ----------

     Net income (loss) as reported                        $  (12,353)   $      745    $    2,980
     Add back:  goodwill amortization                           --            --             943
                                                          ----------    ----------    ----------
       Adjusted net income (loss)                            (12,353)          745         3,923
     Preferred stock dividend                                   (618)         (531)         --
                                                          ----------    ----------    ----------
       Adjusted net income (loss) available to common
          Stockholders                                    $  (12,971)   $      214    $    3,923
                                                          ==========    ==========    ==========

     Earnings (loss) per common share - basic:
     Net income (loss) available to common stockholders   $    (0.43)   $     0.02    $     0.23
     Goodwill amortization                                      --            --            0.07
                                                          ----------    ----------    ----------
     Adjusted net income (loss) per share                 $    (0.43)   $     0.02    $     0.30
                                                          ==========    ==========    ==========

     Earnings (loss) per common share - diluted:
     Net income (loss) available to common stockholders   $    (0.43)   $     0.01    $     0.23
     Goodwill amortization                                      --            --            0.07
                                                          ----------    ----------    ----------
     Adjusted net income (loss) per share                 $    (0.43)   $     0.01    $     0.30
                                                          ==========    ==========    ==========

     Intangible assets subject to amortization are as follows as of December 31:

                                            2003                              2002
                                -----------------------------     -----------------------------
                                Gross   Accumulated     Net       Gross   Accumulated     Net
                                Amount  Amortization  Balance     Amount  Amortization  Balance
                                ------     ------      ------     ------     ------      ------

     Service Agreement          $1,658     $ (479)     $1,179     $1,658     $ (368)     $1,290
     Non-compete agreements        265       (265)       --          265       (202)         63
                                ------     ------      ------     ------     ------      ------
         Total                  $1,923     $ (744)     $1,179     $1,923     $ (570)     $1,353
                                ======     ======      ======     ======     ======      ======

     The weighted average amortization period for service agreements and non-compete agreements are 15 years and 3.5 years, respectively.

     Amortization expense for the years ended December 31, 2003 and 2002 was
$174 and $181, respectively. Annual amortization expense is expected to be $111 for each of the years 2004 through 2008.

12.  DEBT

The details of the Company's debt at December 31, 2003 and 2002 are as follows:

                                                                                        2003       2002
                                                                                      --------   --------

     Term note payable to CapitalSource, due January 25, 2006.  Monthly principal
       payments of $25 with balance due at maturity                                   $  2,075   $  2,333

     Revolving credit note to CapitalSource, due January 25, 2007                       10,394      1,557

     Senior subordinated secured notes payable due January 24, 2012. (1)                  --       15,588

     Subordinated notes payable due at various dates through 2004.  Principal and interest payments are due monthly or annually.  Interest is payable at rates
       ranging from 7% to 11.4%                                                            124      1,189

     Unamortized discounts                                                                --       (1,249)
                                                                                      --------   --------
     Total                                                                              12,593     19,418
     Less current portion                                                               10,818      2,823
                                                                                      --------   --------
                                                                                      $  1,775   $ 16,595
                                                                                      ========   ========

     (1)  Converted into Series C Preferred Stock on May 12, 2003.

     Aggregate maturities of long-term debt by year are $1,124 in 2004, $300 in
2005 and $11,869 in 2006.

     The loan agreement with CapitalSource requires the Company to maintain a lock-box arrangement with its banks whereby amounts received into the lock-boxes are applied to reduce the revolving credit note outstanding. The agreement also contains certain subjective acceleration clauses in the event of a material adverse event. Emerging Issues Task Force (EITF) Issue 95-22, "Balance Sheet
Classification of Borrowings Outstanding under Revolving Credit Agreements That
Include both a Subjective Acceleration Clause and a Lock-Box Arrangement"
requires the Company to classify outstanding borrowings under the revolving credit note as current liabilities. In accordance with this pronouncement, the
Company classified its revolving credit facility as a current liability in the amount of $9,694 and $1,557 at December 31, 2003 and December 31, 2002,
respectively. In addition, $700 of an overadvance from CapitalSource is included in current liabilities.

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

     On November 14, 2003 the Company amended the terms of the Amended Credit
Facility which, among other things, (i) increased the term loan by $314 and extend the maturity date of the term loan from January 25, 2004 to January 25,
2006, (ii) extended the maturity date of the revolver January 25, 2005 to
January 25, 2006, (iii) permanently increased the advance rate on eligible receivables of Wise Optical from 80% to 85%, (iv) temporarily increased the advance rate on eligible inventory of Wise Optical from 50% to 55% through March
31, 2004, (v) provided access to a $700 temporary over-advance bearing interest at prime plus 5 1/2% due March 31, 2004 (which was prepaid in full by March 1,
2004) and was guaranteed by Palisade Concentrated Equity Partnership, L.P.
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

CapitalSource, as lender, and the Company, as borrower, amended and restated the terms of the indebtedness as described above (see also Note 8).

     The Company did not meet its minimum fixed charge ratio covenant for the three months ended September 30, 2003 and December 31, 2003, however, the
Company received a waiver for non-compliance with this covenant through February
29, 2004.

     As a result of continued operating losses incurred at Wise Optical, we were not in compliance with the minimum fixed charge ratio covenant under our term loan and revolving credit facility with CapitalSource as of March 31, 2004. In addition, we were not in compliance with this covenant as of April 30, 2004 or
May 31 2004. We were in compliance with the covenant as of June 30, 2004. In connection with a waiver and amendment to the term loan and revolving credit facility with CapitalSource entered into on August 16, 2004, we received a waiver from CapitalSource for any non-compliance with this covenant as of March
31, 2004, April 30, 2004, May 31, 2004 and June 30, 2004.

     The August 16, 2004 waiver and amendment also amended the term loan and revolving credit facility to, among other things, extend the maturity date of the revolving credit facility from January 25, 2006 to January 25, 2007, (ii)
provide access to a $2,000 temporary over-advance bearing interest at prime plus
5 1/2%, and in no event less than 6%, which is to be repaid in eleven monthly installments of $100 commencing on October 1, 2004 with the remaining balance to be repaid in full by August 31, 2005, which is guaranteed by our largest stockholder, Palisade Concentrated Equity Partnership, L.P, (iii) change the fixed charge ratio covenant from between 1.5 to 1 to not less than 1 and to extend the next test period for this covenant to March 31, 2005, (iv) decrease the minimum tangible net worth financial covenant from $(2,000) to $(3,000) and
(v) add a debt service coverage ratio covenant of between 0.7 to 1.0 for the period October 31, 2004 to February 28, 2005. In addition, the waiver and amendment increased the termination fee payable if we terminate the revolving credit facility by 2% and increased the yield maintenance amount payable, in lieu of the termination fee, if we terminate the revolving credit facility pursuant to a refinancing with another commercial financial institution, by 2%.
The yield maintenance amount was also changed to mean an amount equal to the difference between (i) the all-in effective yield which could be earned on the revolving balance through January 25, 2007 and (ii) the total interest and fees actually paid to CapitalSource on the revolving credit facility prior to the termination or repayment date. On August 17, 2004, we paid CapitalSource $25,000 in financing fees in connection with this waiver and amendment.

    In addition, on August 27, 2004, the Company amended its loan agreement with
CapitalSource to eliminate a material adverse change as an event of default or to prevent further advances under the loan agreement. This amendment eliminates the lender's ability to declare a default based upon subjective criteria as described in consensus 95-22 issued by the Financial Accounting Standards Board
Emerging Issues Task Force. Palisade Concentrated Equity Partnership, L.P.,
provided a $1,000 guarantee against the loan balance due to CapitalSource related to this amendment.

     The term loan and revolving credit facility with CapitalSource are subject to a second amended and restated revolving credit, term loan and security agreement. The revolving credit, term loan and security agreement contains certain restrictions on the conduct of our business, including, among other things, restrictions on incurring debt, purchasing or investing in the securities of, or acquiring any other interest in, all or substantially all of the assets of any person or joint venture, declaring or paying any cash dividends or making any other payment or distribution on our capital stock, and creating or suffering liens on our assets. We are required to maintain certain financial covenants, including a minimum fixed charge ratio, as discussed above and to maintain a minimum net worth. Upon the occurrence of certain events or conditions described in the Loan and Security Agreement (subject to grace periods in certain cases), including our failure to meet the financial covenants, the entire outstanding balance of principal and interest would become immediately due and payable. As discussed above, we have not complied with our fixed charge ratio covenant in the past.

     Pursuant to the revolving credit, term loan and security agreement, as amended on August 16, 2004, our term loan with CapitalSource matures on January
25, 2006 and our revolving credit facility matures on January 25, 2007. We are required to make monthly principal payments of $25 on the term loan with the balance due at maturity. Although we may borrow up to $15 million under the revolving credit facility, the maximum amount that may be advanced is limited to the value derived from applying advance rates to eligible accounts receivable and inventory. The advance rate under our revolving credit facility is 85% of all eligible accounts receivable and 50 to 55% of all eligible inventory. The
$0.9 million reduction in our inventory value as a result of our restatement reduced our borrowing availability under this formula from $2.5 million to $1.9 million at March 31, 2004. The interest rate applicable to the term loan equals the prime rate plus 3.5% (but not less than 9%) and the interest rate applicable to the revolving credit facility is prime rate plus 1.5% (but not less than
6.0%).

     If we terminate the revolving credit facility prior to December 31, 2005, we must pay CapitalSource a termination

fee of $600,000. If we terminate the revolving credit facility after December
31, 2005 but prior to the expiration of the revolving credit facility the termination fee is $450,000. Additionally, if we terminate the revolving credit facility pursuant to a refinancing with another commercial financial institution, we must pay CapitalSource, in lieu of the termination fee, a yield maintenance amount equal to the difference between (i) the all-in effective yield which could be earned on the revolving balance through January 25, 2007, and (ii) the total interest and fees actually paid to CapitalSource on the revolving credit facility prior to the termination date or date of prepayment.

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

     On May 12, 2003, Palisade and Ms. Yimoyines exchanged the entire amount of principal and interest due to them under the Senior Secured Loans, totaling an aggregate of $16,246, for a total of 406,158 shares of Series C Preferred Stock, of which 403,256 shares were issued to Palisade and 2,902 shares were issued to
Ms. Yimoyines. The aggregate principal and interest was exchanged at a rate equal to $.80 per share, the agreed upon value of our common stock on May 12,
2003, divided by 50 (or $40.00 per share).

13.  GAIN (LOSS) ON EARLY EXTINGUISHMENT OF DEBT

     On January 25, 2002, the Company recorded a gain on the early extinguishment of debt of $8,789 before income tax as a result of the Company's debt restructuring. The $8,789 gain was comprised principally of approximately
$10,000 of debt and interest forgiveness by Bank Austria, the Company's former senior secured lender, which was partially offset by $1,200 of unamortized deferred financing fees and debt discount. (See Note 12)

     On May 12, 2003, the Company recorded a $1,847 loss on the exchange of
$16,246 of debt for Series C Preferred Stock. The $1,847 loss represents the write-off of the unamortized deferred debt issuance costs and debt discount associated with the extinguished debt. (See Notes 12 and 17)

     On November 14, 2003, the Company amended the Amended Credit Facility with
CapitalSource and recorded a $49 loss on the extinguishment of debt, representing financing fees and the write-off of unamortized deferred debt issuance costs associated with the original loans under the Amended Credit facility. (See Note 12)

14.  LEASES

     The Company leases certain furniture, machinery and equipment under capital lease agreements that expire through 2005. The Company primarily leases its facilities under cancelable and noncancelable operating leases expiring in various years through 2012, including leases with related parties (see Note 18).
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

                                                     2003       2002
                                                    -----      -----
     Furniture, machinery and equipment             $ 248      $ 248
     Less accumulated amortization                   (235)      (181)
                                                    -----      -----
                                                    $  13      $  67
                                                    =====      =====

     Future minimum lease payments, by year and in the aggregate, under capital leases and operating leases with remaining terms of one year or more consisted of the following at December 31, 2003:

                                                   CAPITAL    OPERATING
                                                    LEASES     LEASES
                                                   -------    -------
     2004                                          $    10    $ 2,620
     2005                                             --        2,505
     2006                                             --        2,277
     2007                                             --        2,067
     2008                                            1,853
     Thereafter                                       --        3,248
                                                   -------    -------
     Total minimum lease payments                  $    10    $14,570
                                                   =======    =======

15.  401(K) SAVINGS PLAN

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

16.  REDEEMABLE CONVERTIBLE PREFERRED STOCK

     On January 25, 2002 the Company designated and issued 3,204,959 shares of
Series B 12.5% Voting Cumulative Convertible Participating Preferred Stock (the
"Series B Preferred Stock") having a liquidation preference of $1.40 per share.
Subject to a senior liquidation preference of the Series C Preferred Stock (see
Note 17), the Series B Preferred Stock ranks senior to all other currently issued and outstanding classes or series of the Company's stock with respect to dividends, redemption rights and rights on liquidation, winding up, corporate reorganization and dissolution. Each share of Series B Preferred Stock is, at the holder's option, immediately convertible into a number of shares of common stock equal to such share's current liquidation value, divided by a conversion price of $0.14, subject to adjustment for dilutive issuances. The number of shares of common stock into which each share of Series B Preferred Stock is convertible will increase over time because the liquidation value of the Series
B Preferred Stock increases at a rate of 12.5% per year compounded annually.

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

17.  STOCKHOLDERS' EQUITY

SERIES C PREFERRED STOCK

     On May 12, 2003, the Company issued 406,158 shares of Series C preferred stock to Palisade and Ms. Yimoyines, collectively, in exchange for amounts due to them by the Company under Senior Secured Loans (See Note 12.) The Series C
Preferred Stock ranks senior to all other currently issued and outstanding classes or series of our stock with respect to liquidation rights. Each share of
Series C Preferred Stock is, at the holder's option, convertible into 50 shares of common stock and has the same dividend rights, on an as converted basis, as the Company's common stock. The Company authorized for issuance 5,000,000 shares of Series B and Series C Preferred Stock, collectively.

WARRANTS

     As of December 31, 2003, the following warrants to purchase common stock of the Company were outstanding and exercisable with expiration dates ranging from
2005 to 2012:

                       OUTSTANDING        EXERCISE
                         WARRANTS           PRICE
                       -----------        -------
                          275,000         $ 0.14
                           20,000         $ 0.16
                          750,000         $ 0.40
                        2,000,000         $ 1.00
                           50,000         $ 3.50
                           30,000         $ 4.50
                       -----------
                        3,125,000
                       ===========

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
2001.

                                                       WEIGHTED
                                                       AVERAGE
                                        OPTIONS        EXERCISE
                                      OUTSTANDING       PRICE
                                      ----------        -----
     December 31, 2000                 1,242,146        $5.33
        Canceled                        (321,688)       $4.51
                                      ----------        -----
     December 31, 2001                   920,458        $5.62
        Granted                        4,732,500        $0.33
        Canceled                         (68,892)       $5.71
                                      ----------        -----
      December 31, 2002                5,584,066        $1.14
         Granted                         888,000        $0.66
         Exercised                      (580,000)       $0.25
         Canceled                       (368,604)       $0.66
                                      ----------        -----
      December 31, 2003                5,523,462        $1.19
                                      ==========        =====

     The following table summarizes in more detail information regarding the
Company's stock options outstanding at December 31, 2003.

                                    OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                          ---------------------------------------     -------------------------
                                           WEIGHTED
                                            AVERAGE      WEIGHTED                     WEIGHTED
                                           REMAINING      AVERAGE                      AVERAGE
                          OUTSTANDING     CONTRACTUAL    EXERCISE     EXERCISABLE     EXERCISE
     Exercise Price         OPTIONS       LIFE (YEARS)    PRICE         OPTIONS        PRICE
     ---------------      -----------     ------------   --------     -----------     --------

     $ 0.15 - $ 0.16        1,350,000         8.0         $ 0.15         675,000       $ 0.15
     $ 0.20                   745,000         8.4         $ 0.20         411,250       $ 0.20
     $ 0.25 - $ 0.26          862,500         8.5         $ 0.26         412,500       $ 0.25
     $ 0.31 - $ 0.36          540,000         8.9         $ 0.36         407,500       $ 0.36
     $ 0.65 - $ 0.77          758,000         9.1         $ 0.66         215,000       $ 0.65
     $ 1.00 - $ 1.78          245,000         8.1         $ 1.14          95,000       $ 1.37
     $ 2.00 - $ 2.56          545,131         6.7         $ 2.35         395,131       $ 2.49
     $ 5.85                   440,000         5.6         $ 5.85         440,000       $ 5.85
     $ 6.37 - $ 63.73          37,831         4.7         $30.42          37,831       $30.42
                           ----------         ---         ------       ---------       ------
     Total                  5,523,462         8.0         $ 1.19       3,089,212       $ 1.75
                           ==========         ===         ======       =========       ======

     There were 2,685,001 and 651,078 options exercisable at December 31, 2002 and 2001, respectively, with a weighted average exercise price of $1.68 and
$5.74, respectively.

18.  RELATED PARTY TRANSACTIONS

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
Aggregate annual rent under the leases is $194,392. Each of the guarantees and its underlying lease involved the professional optometry practice locations and retail optical business the Company operated in the State of North Carolina, which were sold to Optometric Eye Care Center, P.A. ("OECC") in August 2002.
Although, in connection with that sale, OECC assumed from the Company any obligations the Company or its subsidiaries or affiliates may have had as lessee under those leases, OECC and the Company were unable to obtain landlord consent to the assignment of the Company's guarantees with respect to the leases, which expire in 2005. As a guarantor, performance by the Company would be required if the borrowing entity defaulted, however the Company had deemed that its performance as a guarantor is not likely to occur. In addition, if the Company were called upon to perform in the event of default by OECC, the Company would have recourse against OECC.

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

19.  EARNINGS (LOSS) PER COMMON SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                                     YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------
                                                                 2003           2002           2001
                                                              ----------    ------------    ------------

     Income (loss) from continuing operations                 $  (12,353)   $      4,866    $      2,687
     Preferred stock dividends                                      (618)           (531)           --
                                                              ----------    ------------    ------------
     Income (loss) from continuing operations applicable to
       common stockholders                                       (12,971)         4, 335           2,687
     Discontinued operations                                        --            (4,121)            293
                                                              ----------    ------------    ------------
     Net income (loss) applicable to common shareholders      $  (12,971)   $        214    $      2,980
                                                              ==========    ============    ============

        Weighted average common shares - basic                30,066,835      12,552,185      12,795,433
        Effect of dilutive securities:
           Convertible preferred stock
           Options                                                     *         790,102               *
           Warrants                                                    *       7,887,094               *
           Preferred Stock                                             *      29,942,229         418,803
                                                              ----------    ------------    ------------
        Weighted average common shares - dilutive             30,066,835      51,171,610      13,214,236
                                                              ==========    ============    ============

     Basic Earnings Per Share:
       Income (loss) from continuing operations               $    (0.43)   $       0.35    $       0.21
       Discontinued operations                                      --             (0.33)           0.02
                                                              ----------    ------------    ------------
       Net income (loss) per common share                     $    (0.43)   $       0.02    $       0.23
                                                              ==========    ============    ============

     Diluted Earnings Per Share:
       Income (loss) from continuing operations               $    (0.43)   $       0.10    $       0.21
       Discontinued operations                                      --      $      (0.33)           0.02
                                                              ----------    ------------    ------------
       Net income (loss) per common share                     $    (0.43)   $       0.01    $       0.23
                                                              ==========    ============    ============

     *    Anti-dilutive

     The following table reflects the potential common shares of the Company at
December 31, 2003, 2002 and 2001 that have been excluded from the calculation of diluted earnings per share due to anti-dilution.

                                          2003           2002           2001
                                       ----------     ----------     ----------
     Options                            5,523,462      2,111,566        920,458
     Warrants                           3,125,000      2,830,000      3,501,198
     Convertible preferred stock       60,574,323           --             --
                                       ----------     ----------     ----------
       Total                           69,222,785      4,941,566      4,421,656
                                       ==========     ==========     ==========

20.  INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of historic available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company recorded income tax expense of $4,927 for the year ended
December 31, 2003, which included $7,600 of tax expense to establish a full valuation allowance against the Company's deferred tax assets. The 2003 valuation allowance is required due to the substantial operating losses at Wise
Optical. The 2003 tax expense was partially offset by $2,673 of tax benefit on the Company's loss from continuing operations.

     Significant components of the Company's deferred tax assets and liabilities consisted of the following at December 31, 2003 and 2002:

                                                  2003         2002
                                               -------      -------
     Deferred tax assets (liabilities):
        Net operating loss carryforwards       $ 2,956      $ 1,389
        Accruals                                 1,438        1,451
        Allowance for bad debts                    412          202
        Depreciation and amortization            2,395        1,480
        Other                                      399          278
                                               -------      -------
     Total deferred tax assets                   7,600        4,800
     Valuation allowance                        (7,600)        --
                                               -------      -------
     Total deferred tax assets, net            $  --        $ 4,800
                                               =======      =======

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

                                                 2003        2002        2001
                                               -------     -------     -------
     Current:
       Federal                                 $  --       $  --       $  --
       State                                       127          80         (30)
                                               -------     -------     -------
       Total current                               127          80         (30)
                                               -------     -------     -------

     Deferred:
       Federal                                   3,980       2,030      (6,634)
       State                                       820         418      (1,362)

                                      F-28

                                               -------     -------     -------
       Total deferred                            4,800       2,448      (7,996)
                                               -------     -------     -------
       Total income tax expense (benefit)      $ 4,927     $ 2,528     $(8,026)
                                               =======     =======     =======

     A reconciliation of the tax provision (benefit) at the U.S. Statutory Rate to the effective income tax rate as reported is as follows:

                                                      2003     2002     2001
                                                      ----     ----     ----
     Tax provision (benefit) at U.S. Statutory Rate    (34)%     34%     (34)%
     State income taxes, net of federal benefit          8%       5%      (6)%
     Non-deductible expenses and other                 (11)%     (5)%     33%
     Change in valuation allowance                     104%    --       (143)%
                                                      ----     ----     ----
     Effective income tax rate                          67%      34%    (150)%
                                                      ====     ====     ====

21.  COMMITMENTS AND CONTINGENCIES

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

22.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Historical quarterly results have been restated, as presented below, to reflect the Company's adoption of SFAS No. 145, which resulted in the reclassification of the Company's previously reported gain from extinguishment of debt of $8,789 and related income taxes of $3,475 in 2002 from an extraordinary item to continuing operations.

                                                                   FIRST      SECOND       THIRD      FOURTH
                                                                  QUARTER     QUARTER     QUARTER     QUARTER
                                                                  --------    --------    --------    --------
     2003
     ----

     Net revenue                                                  $ 31,996    $ 32,897    $ 32,946    $ 27,793
     Gross profit                                                   10,225      10,484       9,022       8,692
     Income (loss) from continuing operations                          160      (2,173)     (8,479)     (1,861)
     Net income (loss)                                                 160      (2,173)     (8,479)     (1,861)
     Preferred stock dividend                                         (140)       (160)       (159)       (159)
     Basic and diluted earnings (loss) per share :
       Loss from continuing operations                                0.00       (0.08)      (0.29)      (0.07)
       Net loss                                                       0.00       (0.08)      (0.29)      (0.07)

     2002
     ----
     Net revenue                                                  $ 23,290    $ 24,046    $ 23,010    $ 21,185
     Gross profit                                                    6,612       7,478       8,193       7,700
     Income (loss) from continuing operations                        4,868        (125)        104          21
     Discontinued operations                                           189      (3,945)        (23)       (342)

     Net income (loss)                                               5,057      (4,070)         81        (321)
     Preferred stock dividend                                         (103)       (142)       (143)       (143)
     Basic earnings (loss) per share :
       Income (loss) from continuing operations                       0.37       (0.02)      (0.01)      (0.01)
       Net income (loss)                                              0.39       (0.33)      (0.01)      (0.04)
     Diluted earnings (loss) per share :
       Income (loss) from continuing operations                       0.08       (0.02)      (0.01)      (0.01)
       Net income (loss)                                              0.08       (0.33)      (0.01)      (0.04)

     Quarterly and year-to-date computations of earnings per share amounts are made independently. Therefore, the sum of earnings per share amounts for the quarters may not agree with the per share amounts for the year.

23.  SUBSEQUENT EVENTS

     Discontinued Operations - CC Systems:

     In May 2004, the Company's Board of Directors approved management's plan to exit the technology business and dispose of the Company's CC Systems division.
The Company expects to complete the sale of the net assets of CC Systems within the next six months. In accordance with SFAS No. 144, the disposal of CC Systems will be accounted for as a discontinued operation for the quarter ended June 30,
2004. During the quarter ended June 30, 2004, the Company recorded a $580 loss on disposal of discontinued operations based on the estimated fair value of the net assets held for sale.

     The carrying amount of the assets and liabilities of the disposal group at,
December 31, 2003 and December 31, 2002 were as follows:

                                          December 31,   December 31,
                                              2003           2002
                                             ------         ------
     Assets:
       Accounts receivable                   $1,502         $1,410
       Inventory                                148            134
       Property and equipment, net               36             52
       Intangible assets, net                 1,303          1,302
       Other assets                               2             73
                                             ------         ------
     Total assets                            $2,991         $2,971
                                             ======         ======

     Liabilities:
       Accounts Payable                        $  119         $  104
       Accrued Expenses                         129            110
       Other liabilities                        993          1,027
                                             ------         ------
     Total liabilities                       $1,241         $1,241
                                             ======         ======

     Debt Restatement:

     As a result of continued operating losses of Wise Optical, the Company did not meet its minimum fixed charge ratio covenant under its loan agreement with
CapitalSource as of March 31, 2004, April 30, 2004 or May 31, 2004.. The
Company, however, in connection with a waiver and amendment to its loan agreement with CapitalSource entered into on August 16, 2004, received a waiver from CapitalSource for any non-compliance with this covenant as of March 31,
2004, April 30, 2004, May 31, 2004 and June 30, 2004. The waiver and amendment also amended the term loan and revolving credit facility with CapitalSource to, among other things, extend the maturity date of the revolving credit facility from January 25, 2006 to January 25, 2007, (ii) provide access to a $2,000 temporary over-advance bearing interest at prime plus 5 1/2%, and in no event less than 6%, which is to be repaid in eleven monthly installments of $100 commencing on October 1, 2004 with the remaining balance to be repaid in full by
August 31, 2005, which is guaranteed by our largest stockholder, Palisade
Concentrated Equity Partnership, L.P, (iii) change the fixed charge ratio covenant from between 1.5 to 1 to not less than 1 and to extend the next test period for this covenant to March 31, 2005, (iv) decrease the minimum tangible net worth financial covenant from $(2,000) to $(3,000) and (v) add a debt service coverage ratio covenant of between 0.7 to 1.0. for the period October
31, 2004 to February 28, 2005. In addition, the

waiver and amendment increased the termination fee payable if the Company terminates the revolving credit facility by 2% and increased the yield maintenance amount payable, in lieu of the termination fee, if the Company terminates the revolving credit facility pursuant to a refinancing with another commercial financial institution, by 2%. The yield maintenance amount was also changed to mean an amount equal to the difference between (i) the all-in effective yield which could be earned on the revolving balance through January
25, 2007 and (ii) the total interest and fees actually paid to CapitalSource on the revolving credit facility prior to the termination or repayment date. On
August 17, 2004, the Company paid CapitalSource $25 in financing fees in connection with this waiver and amendment.

    In addition, on August 27, 2004, the Company amended its loan agreement with
CapitalSource to eliminate a material adverse change as an event of default or to prevent further advances under the loan agreement. This amendment eliminates the lender's ability to declare a default based upon subjective criteria as described in consensus 95-22 issued by the Financial Accounting Standards Board
Emerging Issues Task Force. Palisade Concentrated Equity Partnership, L.P.,
provided a $1,000 guarantee against the loan balance due to CapitalSource related to this amendment.

