Form 10-Q/A
period 2004-03-31
OPTICARE HEALTH SYSTEMS INC
filed 2004-09-02
CIK 311046

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)

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
[ ] Yes  [X] No

     The number of shares outstanding of the registrant's Common Stock, par value $.001 per share, at July 31, 2004 was 30,686,800 shares.

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the closing market price as reported on the American Stock Exchange on March 31,
2004, the last business day of the registrant's most recently completed first quarter was $6,664,203.

                                EXPLANATORY NOTE

THE PURPOSE OF THIS AMENDMENT NO. 1 (THE "AMENDMENT") TO THE QUARTERLY REPORT ON
FORM 10-Q OF OPTICARE HEALTH SYSTEMS, INC. (THE "REGISTRANT") FOR THE QUARTER
ENDED MARCH 31, 2004 (THE "ORIGINAL FORM 10-Q") IS TO REFLECT THE RESTATEMENT OF
THE REGISTRANT'S CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE QUARTER
ENDED MARCH 31, 2004 AND MARCH 31 2003, AND TO REVISE RELATED DISCLOSURE IN THE
ORIGINAL FORM 10-Q. THE RESTATEMENT IS DESCRIBED IN NOTE 2 TO THE RESTATED
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ACCOMPANYING THIS AMENDMENT. EXCEPT
FOR ITEMS 1, 2 AND 4 OF PART I AND ITEM 6 OF PART II, NO OTHER INFORMATION
INCLUDED IN THE ORIGINAL FORM 10-Q IS AMENDED BY THIS AMENDMENT.

                              INDEX TO FORM 10-Q/A

                                                                        Page No.
PART I. FINANCIAL INFORMATION

    Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets at March 31, 2004,
                    as restated December 31, 2003, and March 31, 2003,
                    as restated (unaudited)                                  4

               Condensed Consolidated Statements of Operations for the
                  three months ended March 31, 2004, as restated and
                  2003 (unaudited)                                           5

               Condensed Consolidated Statements of Cash Flows for the
                  three months ended March 31, 2004, as restated and
                  2003 (unaudited)                                           6

               Notes to Condensed Consolidated Financial Statements          7

    Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                   14

    Item 3.  Quantitative and Qualitative Disclosures about Market Risk     22

    Item 4.  Controls and Procedures                                        22

PART II.     OTHER INFORMATION

    Item 1.  Legal Proceedings                                              23

    Item 3.  Defaults Upon Senior Securities                                23

    Item 6.   Exhibits and Reports on Form 8-K                              23

SIGNATURE                                                                   24

PART I  FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                       MARCH 31,    DECEMBER 31,     MARCH 31,
                                                         2004           2003           2003
                                                     -----------    ------------    -----------
                                                     AS RESTATED                    AS RESTATED
                                                     See Note 2                     See Note 2

ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                           $  1,925       $  1,695       $  3,937
   Accounts receivable, net                              10,795          9,369         12,144
   Inventories                                            5,579          5,918          9,231
   Deferred income taxes, current                          --             --            1,660
   Other current assets                                   1,110            567            762
                                                       --------       --------       --------
       TOTAL CURRENT ASSETS                              19,409         17,549         27,734

Property and equipment, net                               4,312          4,683          5,572
Goodwill, net                                            19,195         19,195         20,516
Intangible assets, net                                    1,151          1,179          1,309
Deferred income taxes, non-current                         --             --            3,140
Other assets                                              3,251          3,249          4,599
                                                       --------       --------       --------
TOTAL ASSETS                                           $ 47,318       $ 45,855       $ 62,870
                                                       ========       ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                    $  9,620       $  5,644       $ 12,090
   Accrued expenses                                       5,720          5,507          5,940
   Current portion of long-term debt                     10,554         10,828         11,697
   Other current liabilities                              1,646          1,542          1,258
                                                       --------       --------       --------
        TOTAL CURRENT LIABILITIES                        27,540         23,521         30,985
                                                       --------       --------       --------

Long-term debt--related party                              --             --           14,821
Other long-term debt, less current portion                 --            1,775             80
Other liabilities                                           519            512            678
                                                       --------       --------       --------
       TOTAL NON-CURRENT LIABILITIES                        519          2,287         15,579
                                                       --------       --------       --------

Series B 12.5% mandatorily redeemable, convertible
   preferred stock--related party                         5,809          5,635          5,158

STOCKHOLDERS' EQUITY:
Series C preferred stock--related party                       1              1           --
Common stock                                                 31             30             30
Additional paid-in-capital                               79,701         79,700         63,924
Accumulated deficit                                     (66,283)       (65,319)       (52,806)
                                                       --------       --------       --------
         TOTAL STOCKHOLDERS' EQUITY                      13,450         14,412         11,148
                                                       --------       --------       --------
TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                               $ 47,318       $ 45,855       $ 62,870
                                                       ========       ========       ========

See notes to condensed consolidated financial statements.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                   THREE MONTHS
                                                  ENDED MARCH 31,
                                             ------------------------
                                              AS RESTATED **
                                             --------        --------
                                               2004            2003
                                             --------        --------

NET REVENUES:
  Managed vision                             $  6,051        $  7,408
  Product sales                                17,957          17,722
  Other services                                5,573           5,028
  Other income                                    620           1,838
                                             --------        --------
   Total net revenues                          30,201          31,996
                                             --------        --------

OPERATING EXPENSES:
   Medical claims expense                       4,644           5,744
   Cost of product sales                       14,202          13,901
   Cost of services                             2,279           2,126
   Selling, general and administrative          9,282           8,808
   Depreciation                                   403             355
   Amortization                                    28              44
   Interest                                       321             751
                                             --------        --------
        Total operating expenses               31,159          31,729
                                             --------        --------

Income (loss) before income taxes                (958)            267
Income tax expense                                  6             107
                                             --------        --------
Net income (loss)                                (964)            160
Preferred stock dividends                        (174)           (140)
                                             --------        --------
Net income (loss) available to
  common stockholders                        $ (1,138)       $     20
                                             ========        ========

EARNINGS (LOSS) PER SHARE:
Net income (loss) per common share:
  Basic                                      $  (0.04)       $   0.00
  Diluted                                    $  (0.04)       $   0.00

** See Note 2

See notes to condensed consolidated financial statements.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                  FOR THE THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                --------------------------
                                                                AS RESTATED **
                                                                -------------      -------
                                                                    2004             2003
                                                                -------------      -------

OPERATING ACTIVITIES:
   Net income (loss)                                              $  (964)         $   160
   Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
   Depreciation                                                       403              355
   Amortization                                                        28               44
   Non-cash interest expense                                           38              558
   Changes in operating assets and liabilities:
       Accounts receivable                                         (1,426)              55
       Inventory                                                      339           (1,499)
       Other assets                                                  (602)             (13)
       Accounts payable and accrued expenses                        4,364              905
       Other liabilities                                              101               30
                                                                  -------          -------
Net cash provided by operating activities                           2,281              595
                                                                  -------          -------

INVESTING ACTIVITIES:
    Cash received on notes receivable                                  46              265
    Purchase of fixed assets                                          (32)            (174)
    Acquisition of business, net of cash acquired                    --             (5,863)
    Purchase of restricted certificates of deposit                   --               (600)
                                                                  -------          -------
Net cash provided by (used in) investing activities                    14           (6,372)
                                                                  -------          -------

FINANCING ACTIVITIES:
    Net increase (decrease) in revolving credit facility           (1,920)           7,377
    Principal payments on long-term debt                             (119)            (684)
    Principal payments on capital lease obligations                    (1)             (14)
    Payment of financing costs                                        (25)             (81)
    Proceeds from issuance of common stock                           --                 30
                                                                  -------          -------
Net cash (used in) provided by financing activities                (2,065)           6,628
                                                                  -------          -------

Increase in cash and cash equivalents                                 230              851
Cash and cash equivalents at beginning of period                    1,695            3,086
                                                                  -------          -------
Cash and cash equivalents at end of period                        $ 1,925          $ 3,937
                                                                  =======          =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                            $   286          $   165
Cash paid for income taxes                                        $    38          $    76

** See Note 2

See notes to condensed consolidated financial statements.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                    (Amounts in thousands, except share data)

1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements of OptiCare
Health Systems, Inc., a Delaware corporation, and its subsidiaries (collectively the "Company") for the three months ended March 31, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the
United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of
1934, as amended, and are unaudited. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the condensed consolidated financial statements have been included. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of
December 31, 2003 was derived from the Company's audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

2.   RESTATEMENT

Inventory Restatement:

     In June 2004, subsequent to the filing of the Company's Quarterly Report on
Form 10-Q for the quarter ended March 31, 2004, the Company discovered an error in the accounting for its inventory at Wise Optical (see Note 6 for a discussion of the Company's acquisition of Wise Optical) during the quarter ended March 31,
2004. The error related to the accounting for inventory and was primarily due to mathematical and fundamental errors in the reconciliation process. The Company's management reported its findings to the Company's Audit Committee. After a review conducted by management at the direction of the Audit Committee, the
Company determined that at March 31, 2004 its inventory was overstated by $713 and an inventory liability was understated by $255. The effect of these changes resulted in a $171K reduction of revenue and $797K increase to cost of goods sold, which resulted in a net income reduction of $968 for the quarter ended
March 31, 2004. As a result, the restated condensed consolidated financial statements report a net loss for the quarter ended March 31, 2004 of $(964)
opposed to net income of $4 as originally reported and net loss per common share for the quarter ended March 31, 2004 of $0.04 opposed to $0.01 as originally reported.

     The Company was not in compliance with its minimum fixed charge ratio covenant under its loan agreement with its senior lender, Capital Source
Finance, LLC ("CapitalSource") as of March 31, 2004. In addition, the Company was not in compliance with this covenant as of April 30, 2004 or May 31, 2004.
On August 16, 2004, the Company and CapitalSource amended the loan agreement and in connection with this amendment, the Company received a waiver from
CapitalSource for any non-compliance of this covenant as of March 31, 2004,
April 30, 2004, May 31, 2004 and June 30, 2004 (see Note 10 for a discussion of the amendment and waiver).

Debt Restatement:

     The loan agreement with CapitalSource requires the Company to maintain a lock box arrangement with banks whereby amounts received into the lock-boxes are applied to reduce the revolving credit facility outstanding. The agreement also contains certain subjective acceleration clauses.

     Subsequent to the issuance of the Company's consolidated financial statements for the year ended 12/31/03, the Company's management determined that the amounts outstanding pursuant to certain provisions contained in the credit facility should have been classified as current liabilities rather than long-term debt, pursuant to the provisions of consensus 95-22 issued by the
Financial Accounting Standards Board Emerging Issues Task Force. Accordingly,
the accompanying balance sheet as of March 31, 2003 has been restated to reflect the reclassification of the amounts outstanding pursuant to this credit facility as current liabilities.

A summary of the significant effects of the restatement is as follows:

                                                AS OF MARCH 31, 2004
                                            ---------------------------
                                            AS PREVIOUSLY
                                            REPORTED        AS RESTATED
                                            -------------   -----------

AT MARCH 31:
Inventory                                    $  6,292        $  5,579
Total Assets                                   48,031          47,318
Current Liabilities                            17,111          27,540
Non-current Liabilities                        10,693             519
Accumulated Deficit                           (65,315)        (66,283)
Stockholder's Equity                           14,418          13,450
FOR THE QUARTER ENDED MARCH 31:
Revenue                                        18,128          17,957
Cost of Goods Sold                             13,365          14,162
Income (loss) before income taxes                  10            (958)
Net income (loss)                                   4            (964)
Net loss per share Basic and Diluted            (0.01)          (0.04)

                                                AS OF MARCH 31, 2003
                                            ---------------------------
                                            AS PREVIOUSLY
                                            REPORTED        AS RESTATED
                                            -------------   -----------
AT MARCH 31:

Current Portion of Long Term Debt               2,763          11,697
Long Term Debt less Current Portion             7,799              80
Total Current Liabilities                      22,051          30,985
Total Non-current Liabilities                  24,513          15,579

3.   MANAGEMENT'S PLAN

     The Company incurred net operating losses in 2003 that have continued into
2004, due primarily to substantial operating losses at Wise Optical which in
2003 resulted in a significant use of cash from operations. The losses at Wise
Optical were initially attributable to significant expenses incurred for integration, but have continued due to weakness in gross margins and higher operating expenses resulting from an operating structure built to support higher sales volume. As a result of the losses at Wise Optical, the Company did not comply with the minimum fixed charge ratio covenant under the term loan and revolving credit facility with CapitalSource Finance, LLC as of March 31, 2004
April 30, 2004 or May 31 2004, which could have allowed CaptialSource to demand payment in full of the credit facility. However, CapitalSource has amended the terms and covenants of our credit facility, waived current covenant violations and provided additional credit, which has been guaranteed by Palisades Capital.

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

     In addition, in 2003 the Managed Vision segment began shifting away from the lower margin and long sales cycle of the Company's third party administrator
("TPA") style business to the higher margin and shortened sales cycle of a direct-to-employer business. This new direct-to-employer business also removes some of the volatility that is often experienced in the Company's TPA-based revenues. The Company now has the sales force and infrastructure necessary to expand the direct-to-employer business and expect increased profitablility as a result of this product shift that has lead to new contracts and improved gross margins. The Company experienced significant improvements in revenue and profitability in the Consumer Vision segment from 2003 to 2004, largely from growth in existing store sales and enhanced margins as a result of sales incentives that the Company expects to continue. OptiCare has also continued to settle outstanding litigation with positive results through June of 2004.

     Although Wise operating losses have continued into 2004, the Company has generated approximately $4.0 million of cash from operations in the six months ended June 30, 2004, which has resulted in reductions of senior debt of approximately $3.3 million and increased borrowing availability to the Company.
In addition, in May 2004, management made the decision to dispose of the
Technology operation, CC Systems. The Company anticipates the sale of that operation will generate cash proceeds while reducing demands on working capital and corporate personnel. The Company believes the combination of the above initiatives executed in the operating segments will continue to improve the
Company's liquidity and should ensure compliance with the CapitalSource covenants going forward.

4.   RECENT ACCOUNTING PRONOUNCEMENTS

     In March 2004, the Financial Accounting Standards Board ratified the consensus reached in Emerging Issues Task Force ("EITF") Issue 03-6
"Participating Securities and the Two-Class Method under FAS 128." EITF 03-6 supersedes the guidance in Topic No. D-95, Effect of Participating Convertible
Securities on the Computation of Basic Earnings per Share, and requires the use of the two-class method for participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition,
EITF 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity's common stock, with the exception of stock-based compensation (unvested options and restricted stock) subject to the provisions of Opinion 25 and FAS 123. EITF 03-6 is effective for reporting periods beginning after March 31, 2004 and should be applied by restating previously reported earnings per share. The adoption of
EITF 03-6 is not expected to have a material impact on the Company's condensed consolidated financial statements.

5.   STOCK BASED COMPENSATION

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

     Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting
for Stock-Based Compensation, as amended by SFAS No. 148 "Accounting for
Stock-Based Compensation--Transition and Disclosure" an amendment of Statement of Financial Accounting Standards No. 123" requires that companies which do not elect to account for stock-based compensation as prescribed by this statement, disclose the pro forma effects on earnings and earnings per share as if SFAS No.
123 had been adopted. If the Company applied the recognition provisions of SFAS
No. 123, the Company's reported net income (loss) and earnings (loss) per share using the Black Scholes option pricing model, would have been adjusted to the pro forma amounts indicated below.

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                             ----------------------
                                                               2004           2003
                                                             -------        -------

Net income (loss), as reported                               $  (964)       $   160
Less: Total stock-based employee compensation expense,
      net of related tax effects, determined under the
      fair value method for all awards                           (23)          (108)

                                                             -------        -------
Pro forma net income (loss)                                  $  (987)       $    52
                                                             =======        =======

Basic and diluted earnings (loss) per share:
    As reported                                              $ (0.04)       $  0.00
    Pro forma                                                $ (0.04)       $  0.00

6.   ACQUISITION OF WISE OPTICAL VISION GROUP, INC.

     On February 7, 2003, the Company acquired substantially all of the assets and certain liabilities of the contact lens distribution business of Wise
Optical Vision Group, Inc. ("Wise Optical"), a New York corporation. The results of operations of Wise Optical are included in the consolidated financial statements from February 1, 2003, the effective date of the acquisition for accounting purposes.

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

7.   INTANGIBLE ASSETS

     Intangible assets subject to amortization are comprised of a service agreement and non-compete agreements. The fifteen year service agreement has a gross carrying amount of $1,658 and accumulated amortization of $507, $479 and
$396 at March 31, 2004, December 31, 2003 and March 31, 2003, respectively. The non-compete agreements, which had a gross carrying amount of $265, were fully amortized at March 31, 2004 and December 31, 2003 and had accumulated amortization of $218 at March 31, 2003. Amortization expense for the three months ended March 31, 2004 and 2003 was $28 and $44, respectively. Annual amortization expense is expected to be $111 in each of the years 2004 through
2008.

8.   SEGMENT INFORMATION

     The Company is an integrated eye care services company focused on providing managed vision and professional eye care products and services. The Company has the following three reportable operating segments: (1) Managed Vision, (2)
Consumer Vision, and (3) Distribution. The Distribution segment, formerly known as Distribution and Technology, was renamed in May 2004 in connection with the
Company's decision to dispose of its Technology business (see Note 10). These operating segments are managed separately, offer separate and distinct products and services, and serve different customers and markets, although there is some cross-marketing and selling between the segments. Discrete financial information is available for each of these segments and the Company's President assesses performance and allocates resources among these three operating segments. The condensed consolidated financial statements report results using the
Distribution and Technology segment and do not reflect the May 2004 change in segments.

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

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                   ------------------------
                                                     2004            2003
                                                   --------        --------

REVENUES:
     Managed vision                                $  6,051        $  7,408
     Consumer vision                                  8,143           7,306
     Distribution and technology                     17,020          16,420
                                                   --------        --------
        Reportable segment totals                    31,214          31,134
     All other                                          633           1,861
     Elimination of inter-segment revenues           (1,646)           (999)
                                                   --------        --------
       Total net revenue                           $ 30,201        $ 31,996
                                                   ========        ========

SEGMENT INCOME (LOSS):
     Managed vision                                $    166        $    426
     Consumer vision                                    931             565
     Distribution and technology                       (915)           (270)
                                                   --------        --------
        Reportable segment totals                       182             721
     All other                                          424           1,677
     Depreciation                                      (403)           (355)
     Amortization                                       (28)            (44)
     Interest expense                                  (321)           (751)
     Corporate                                         (812)           (981)
                                                   --------        --------
         Income (loss) before income taxes         $   (958)       $    267
                                                   ========        ========

9.   EARNINGS (LOSS) PER COMMON SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                     --------------------------
                                                        2004           2003
                                                     ----------    ------------

BASIC EARNINGS (LOSS) PER SHARE:

  Net income (loss)                                  $     (964)   $        160
  Preferred stock dividend                                 (174)           (140)
                                                     ----------    ------------
  Net income (loss) available to common
    Stockholders                                     $   (1,138)   $         20
                                                     ==========    ============

  Average common shares outstanding (basic)          30,388,891      29,543,093

Basic earnings (loss) per share:                     $    (0.04)   $       0.00
                                                     ==========    ============

                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                     --------------------------
                                                        2004           2003
                                                     ----------    ------------

DILUTED EARNINGS (LOSS) PER SHARE:

  Income (loss) available to common stockholders     $   (1,138)   $         20
  Assumed conversions of preferred stock dividends            *             140
                                                     ----------    ------------
  Net income (loss) available to common              $   (1,138)   $        160
    Stockholders
                                                     ==========    ============

  Average common shares outstanding (basic)          30,388,891      29,543,093
  Effect of dilutive securities:
    Options                                                   *       4,152,500
    Warrants                                                  *       1,045,000
    Convertible Preferred stock                               *      36,845,912
                                                     ----------    ------------
  Diluted shares                                     30,388,891      71,586,505
                                                     ==========    ============

  Diluted earnings (loss) per share:                 $    (0.04)   $       0.00
                                                     ==========    ============

*  Anti-dilutive

     The following table reflects the potential common shares of the Company for the three months ended March 31, 2004 and 2003 that have been excluded from the calculation of diluted earnings per share due to anti-dilution.

                                                  THREE MONTHS ENDED
                                                      MARCH 31,
                                              --------------------------
                                                 2004            2003
                                              ----------      ----------

          Options                              6,160,289       2,054,566
          Warrants                             3,125,000       2,080,000
          Convertible Preferred Stock         61,801,304            --
                                              ----------      ----------
                                              71,086,593       4,134,566
                                              ==========      ==========

10.  SUBSEQUENT EVENTS

     In May 2004, the Company's Board of Directors approved management's plan to exit the technology business and dispose of the Company's CC Systems division.
The Company expects to complete the sale of the net assets of CC Systems within the next six months. In accordance with Statement of Financial Accounting
Standard ("SFAS") No. 144, the disposal of CC Systems will be accounted for as a discontinued operation for the quarter ended June 30, 2004. During the quarter ended June 30, 2004, the Company recorded a $580 loss on disposal of discontinued operations based on the estimated fair value of the net assets held for sale.

     The carrying amount of the assets and liabilities of the disposal group at
March 31, 2004, December 31, 2003 and March 31, 2003 were as follows:

                                             March 31,  December 31,  March 31,
                                               2004        2003         2003
                                             ---------  ------------  ---------

          Assets:
            Accounts receivable               $1,286       $1,502       $1,118
            Inventory                            106          148           76
            Property and equipment, net           31           36           70
            Intangible assets, net             1,303        1,303        1,348

            Other assets                                        2           46
                                              ------       ------       ------
          Total assets                        $2,726       $2,991       $2,658
                                              ======       ======       ======

          Liabilities:
            Accounts Payable                  $   40       $  119       $   94
            Accrued Expenses                      61          129          115
            Other liabilities                    879          993        1,182
                                              ------       ------       ------
          Total liabilities                   $  980       $1,241       $1,391
                                              ======       ======       ======

     As a result of operating losses at Wise Optical, the Company did not meet its minimum fixed charge ratio covenant under its loan agreement with
CapitalSource as of March 31, 2004, April 30, 2004 or May 31, 2004. On August
16, 2004, the Company received a waiver from CapitalSource for any non-compliance with this covenant as of March 31, 2004, April 30, 2004, May 31,
2004 and June 30, 2004. The Company and CapitalSource also amended the term loan and revolving credit facility with CapitalSource to, among other things, extend the maturity date of the revolving credit facility from January 25, 2006 to
January 25, 2007, (ii) provide access to a $2,000 temporary over-advance bearing interest at prime plus 5 1/2%, and in no event less than 6%, which is to be repaid in eleven monthly installments of $100 commencing on October 1, 2004 with the remaining balance to be repaid in full by August 31, 2005, (iii) change the fixed charge ratio covenant from 1.5 to 1 to not less than 1 and to extend the next test period for this covenant to March 31, 2005, (iv) decrease the minimum tangible net worth financial covenant from $(2,000) to $(3,000) and (v) add a debt service coverage ratio covenant of between 0.7 to 1.0. In addition, the waiver and amendment increased the termination fee payable if the Company terminates the revolving credit facility by 2% and increased the yield maintenance amount payable, in lieu of the termination fee, if the Company terminates the revolving credit facility pursuant to a refinancing with another commercial financial institution, by 2%. The yield maintenance amount was also changed to mean an amount equal to the difference between (i) the all-in effective yield which could be earned on the revolving balance through January
25, 2007 and (ii) the total interest and fees actually paid to CapitalSource on the revolving credit facility prior to the termination or repayment date. The
Company agreed to pay CapitalSource $25 in financing fees in connection with this waiver and amendment.

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

11.  CONTINGENCIES

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

     The following discussion may be understood more fully by reference to our consolidated financial statements, notes to the consolidated financial statements, and management's discussion and analysis contained in our Annual
Report on Form 10-K/A for the year ended December 31, 2003, as filed with the
Securities and Exchange Commission. Additionally, the following discussion reflects our March 31, 2004 restatement.

OVERVIEW

     We are an integrated eye care services company focused on vision benefits management (managed vision), retail optical sales and eye care services to patients and the distribution of products and software services to eye care professionals.

     In September 2003, we began implementing strategies and operational changes to improve operating results at Wise Optical. These strategies included growing sales through improved customer service, improving gross margin through pricing discipline and active purchasing strategies as well as reducing operating expenses through the elimination of positions and tightening of expense policies. In the first quarter of 2004, as a result of these strategies, Wise
Optical reduced operating expenses. We expect modest improvement in the operating results of Wise Optical in the future as we continue executing these strategies.

     In May 2004, our Board of Directors approved management's plan to exit and dispose of our Technology business, CC Systems. We expect to complete the sale of the net assets of CC Systems within the next six months. In accordance with
Statement of Financial Accounting Standards (SFAS) No. 144 "Accounting for the
Impairment or Disposal of Long-Lived Assets," the disposal of CC Systems is accounted for as a discontinued operation as of June 30, 2004.

     Our business is comprised of three reportable operating segments: (1)
Managed Vision, (2) Consumer Vision, and (3) Distribution. The Distribution
segment, formerly known as Distribution and Technology, was renamed in May 2004 in connection with our decision to dispose of our Technology business. Our
Managed Vision segment contracts with insurers, managed care plans and other third party payers to manage their claims payment administration of eye health benefits for those contracting parties. Our Consumer Vision segment sells retail optical products to consumers and operates integrated eye health centers and surgical facilities in Connecticut where comprehensive eye care services are provided to patients. The Distribution segment provides products and services to eye care professionals (ophthalmologists, optometrists and opticians) through
(i) Wise Optical, a distributor of contact and ophthalmic lenses and other eye care accessories and supplies and (ii) a Buying Group program, which provides group purchasing arrangements for optical and ophthalmic goods and supplies.

     In addition to these segments, we receive income from other non-core operations and transactions, including our health service organization (HSO)
operation, which receives fee income for providing certain support services to individual ophthalmology and optometry practices. We are in the process of disengaging from our HSO arrangements.

     As a result of our non-compliance with the fixed charge ratio covenant under our term loan and revolving credit facility with CapitalSource Finance,
LLC, on August 16, 2004, our term loan and revolving credit facility with
CapitalSource was amended to, among other things, waive our non-compliance with this covenant, extend the maturity date of the revolving credit facility to
January 25, 2007 and provide us a $2.0 million temporary over-advance.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 Compared to the Three Months Ended
March 31, 2003

     Managed Vision revenue. Managed Vision revenue represents fees received under our managed care contracts. Managed Vision revenue decreased to approximately $6.0 million for the three months ended March 31, 2004 compared to approximately $7.4 million for the three months ended March 31, 2003, a decrease of approximately $1.4 million or 18.9%. Of this decrease, approximately $1.3 million is due to terminated contracts, primarily as a result of changes made by the Texas state legislature to its Medicaid and Children's Health Insurance
Programs, and $0.6 million is due to a decline in membership in existing contracts with one of our large health plan customers. These decreases are partially offset by increases in revenue of approximately $0.3 million from new contracts and approximately $0.2 million from net growth in existing contracts.
We expect the decrease in revenue associated with our large health plan customer contracts to be more than offset by revenue under a new contract with a different payor, which became effective March 1, 2004. We expect managed vision revenue to increase in the future as we enter into new direct-to-employer contracts.

     Product sales revenue. Product sales include the retail sale of optical products in our Consumer Vision segment, the sale of optical products through our Buying Group and the sale of contact and ophthalmic lenses through Wise
Optical. Product sales revenue increased to approximately $18.0 million for the three months ended March 31, 2004 compared to approximately $17.7 million for the three months ended March 31, 2003, an increase of approximately $0.3 million or 2.3%. This increase represents an approximate $0.9 million increase in revenue from Wise Optical and an approximate $0.2 million increase in revenue from Consumer Vision, which were partially offset by an approximate $0.8 million decrease in revenue from the Buying Group. Revenue of Wise Optical was approximately $0.9 higher in the first quarter of 2004 as compared to the first quarter of 2003, because 2004 revenue included a full quarter of revenue, whereas 2003 revenue only included revenue from February 1, 2003, the effective date of our acquisition of Wise Optical. The increase in Wise Optical revenue due to the additional month of revenue in 2004 is partially offset by the overall decline in sales volume we experienced immediately after we purchased
Wise Optical. We began implementing strategies in September 2003 to increase sales at Wise Optical and we have experienced improved revenue since we began that initiative. We expect future sales at Wise Optical to approximate current levels, adjusted for seasonal fluctuations. The increase in Consumer Vision product sales is primarily due to an increase in purchasing volume associated with an improved sales force and increased sales of higher value products through incentive programs and product promotions. We expect Consumer Vision product sales to continue to increase throughout the year, adjusted for seasonal fluctuations. The decrease in Buying Group revenue is due to a decrease in purchasing volume primarily due to the loss of the business of Optometric Eye
Care Center, P.A., which occurred in the second quarter of 2003. We expect product sales of the Buying Group to remain at current levels for the remainder of the year, adjusted for seasonality.

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

     Cost of product sales. Cost of product sales as restated, increased to approximately $14.2 million for the three months ended March 31, 2004 compared to approximately $13.9 million for the three months ended March 31, 2003, an increase of approximately $0.3 million or 3.1%. This increase is primarily due to an approximate $0.9 million increase in product costs associated with Wise
Optical, and a $0.2 million increase in product costs associated with increased sales in our Consumer Vision division, which were partially offset by an approximate $0.8 million decrease in product costs associated with the decrease in Buying Group sales. The increase in Wise Optical product costs is because
2004 product costs included a full quarter of Wise Optical costs, whereas 2003 product costs only included costs from February 1, 2003, the effective date of our acquisition of Wise Optical. This increase in Wise Optical product costs in
2004 is partially offset by a decrease in its product costs as a result of a decrease in sales volume. Overall, we expect total product costs to increase slightly in the future due to an expected increase in product sales.

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

     Income tax expense. Income tax expense recorded for the three months ended
March 31, 2004 primarily represents minimum state tax expense. We recorded income tax expense of approximately $0.1 million for the three months ended
March 31, 2003, representing tax expense on income from operations of approximately $0.3 million, at an effective rate of 40%.

     Net income/loss available to common stockholders. Net loss available to common stockholders for the three months ended March 31, 2004 was approximately
$1.1 million compared to net income available to common stockholders of approximately $0.02 million for the three months ended March 31, 2003. The loss in 2004 is primarily due to losses incurred in our Wise Optical business. We expect reduced operating losses at Wise Optical in the future as we continue to implement improvement strategies.

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Management bases its estimates and judgments on historical experience, current economic and industry conditions and on various other facts that are believed to be reasonable under the circumstances. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions. The accounting policies and judgments, estimates and assumptions are described in greater detail in the
Company's Annual Report on Form 10-K/A in the "Critical Accounting Policies and
Estimates" of Managements Discussion and Analysis and in Note 4 to the
Consolidated Financial Statements for the year ended December 31, 2003.

     Management believes critical accounting estimates are used in determining the adequacy of the allowance for doubtful accounts, insurance disallowances, managed care claims accrual, valuation allowance for deferred tax assets and in evaluating goodwill and intangibles for impairment.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

     Our primary sources of liquidity have been cash flows generated from operations in our Managed Vision and Consumer Vision segments, other income from litigation settlements and borrowings under our term loan and revolving credit facility with CapitalSource Finance LLC. We have continued to settle outstanding litigation with positive results through June 2004.

     As of March 31, 2004, we had cash and cash equivalents of approximately
$1.9 million.

     As a result of the operating losses at Wise Optical, we were not in compliance with the minimum fixed charge ratio covenant under our term loan and revolving credit facility with CapitalSource as of March 31, 2004. In addition, we were not in compliance with this covenant as of April 30 or May 31, 2004. As discussed below, we amended or term loan and revolving credit facility with
CapitalSource on August 16, 2004 and received a waiver from CapitalSource for any non-compliance with this covenant as of March 31, 2004, April 30, 2004, May
31, 2004 and June 30, 2004.

     The following table sets forth a year over year comparison of the components of our liquidity and capital resources for the quarters ended March
31, 2004 and 2003:

                                          (In millions)

                                          2004       2003     $ CHANGE
                                          ----       ----     --------

Cash and cash equivalents                $ 1.9      $ 3.9       $ (2.0)

Cash provided by (used in):
     Operating activities                  2.3        0.6          1.7
     Investing activities                   --       (6.4)         6.4
     Financing activities                 (2.1)       6.6         (8.7)

     Net cash provided by operating activities was approximately $2.3 million for the three months ended March 31, 2004 compared to approximately $0.6 million of net cash used in operating activities for the three months ended March 31,
2003, an increase of approximately $1.7 million. The increase in cash provided by operating activities was primarily due to improved inventory management and an increase in accounts payable due to higher product sales and the timing of purchases and payments on payables.

     There were no significant sources or uses of cash related to investing activities for the three months ended March 31, 2004. Net cash used in investing activities for the three months ended March 31, 2003 was approximately $6.4 million, which was primarily used to purchase the assets of Wise Optical in
February 2003.

     Net cash used in financing activities was approximately $2.1 million for the three months ended March 31, 2004 compared to approximately $6.6 million of net cash provided by financing activities for the three months ended March 31,
2003. Net cash used in financing activities in 2004 was primarily used for repayments under our revolving credit facility and term loan with our senior lender. Net cash provided by financing activities in 2003 was primarily from borrowings under our revolving credit facility used to fund the purchase of Wise
Optical in February 2003.

     We believe that our cash flow from operations, borrowings under our amended credit facility with CapitalSource, operating and capital lease financing, and other short-term financing arrangements will provide us with sufficient funds to finance our operations for the next 12 months. In late 2003, we began implementing strategies and operational changes designed to improve the operations of Wise Optical. Those efforts included developing our sales force, improving customer service, enhancing productivity, eliminating positions and streamlining our warehouse and distribution processes. We have reduced ongoing costs to better match the operations and have engaged consultants, who we believe will assist us in increasing sales and improving product margins at Wise
Optical.

     In addition, in 2003 our Managed Vision segment began shifting away from the lower margin and long sales cycle of our third party administrator (TPA)
style business to the higher margin and shortened sales cycle of a direct-to-employer business. This new direct-to-employer business also removes some of the volatility that is often experienced in our TPA-based revenues. We now have the sales force and infrastructure necessary to expand our direct-to-employer business and expect increased profitability as a result of this product shift, which has lead to new contracts and improved gross margins.
We experienced significant improvements in revenue and profitability in our
Consumer Vision segment from 2003 to 2004, largely from growth in existing store sales and enhanced margins as a result of sales incentives, which we expect to continue. We have continued to settle outstanding litigation with positive results through June of 2004. In May 2004, management made the decision to dispose of our Technology operations, CC Systems. We anticipate the sale of that operation will generate cash proceeds while reducing demands on working capital and corporate personnel. We believe the combination of the above initiatives executed in our operating segments will lead to improved liquidity.

     However if we incur additional operating losses and we continue to fail to comply with our financial covenants or otherwise default on our debt, our creditors could foreclose on our assets, in which case we would be obligated to seek alternate sources of financing. There can be no assurance that alternate sources of financing will be available to us on terms acceptable to us, if at all. If additional funds are needed, we may attempt to raise such funds through the issuance of equity or convertible debt securities. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and our stockholders may experience dilution of their interest in us. If additional funds are needed and are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to competitive pressures may be significantly limited and may have a material adverse impact on our business and operations.

The CapitalSource Loan and Security Agreement

     As of March 31, 2004, we had approximately $2.0 million of borrowings outstanding under our term loan with CapitalSource, approximately $8.5 million of advances outstanding under our revolving credit facility with CapitalSource and approximately $2.5 million of additional availability under our revolving credit facility.

     As a result of continued operating losses incurred at Wise Optical, we were not in compliance with the minimum fixed charge ratio covenant under our term loan and revolving credit facility with CapitalSource as of March 31, 2004. In addition, we were not in compliance with this covenant as of April 30, 2004 or
May 31 2004, but we were in compliance with the covenant as of June 30, 2004. In connection with a waiver and amendment to the term loan and revolving credit facility with CapitalSource entered into on August 16, 2004, we received a waiver from CapitalSource for any non-compliance with this covenant as of March
31, 2004, April 30, 2004, May 31, 2004 and June 30, 2004.

     The August 16, 2004 waiver and amendment also amended the term loan and revolving credit facility to, among other things, extend the maturity date of the revolving credit facility from January 25, 2006 to January 25, 2007, (ii)
provide access to a $2.0 million temporary over-advance bearing interest at prime plus 5 1/2%, and in no event less than 6%, which is to be repaid in eleven monthly installments of $100,000 commencing on October 1, 2004 with the remaining balance to be repaid in full by August 31, 2005, (iii) change the fixed charge ratio covenant from between 1.5 to 1 to not less than 1 and to extend the next test period for this covenant to March 31, 2005, (iv) decrease the minimum tangible net worth financial covenant from $(2.0) million to $(3.0)
million and (v) add a debt service coverage ratio covenant of between 0.7 to
1.0. In addition, the waiver and amendment increased the termination fee payable if we terminate the revolving credit facility by 2% and increased the yield maintenance amount payable, in lieu of the termination fee, if we terminate the revolving credit facility pursuant to a refinancing with another commercial financial institution, by 2%. The yield maintenance amount was also changed to mean an amount equal to the difference between (i) the all-in effective yield which could be earned on the revolving balance through January 25, 2007 and (ii)
the total interest and fees actually paid to CapitalSource on the revolving credit facility prior to the termination or repayment date. We agreed to pay
CapitalSource $25,000 in financing fees in connection with this waiver and amendment.

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

     In addition, the loan agreement with CapitalSource requires us to maintain a lock-box arrangement with our banks whereby amounts received into the lock-boxes are applied to reduce the revolving credit facility outstanding. The agreement also contains certain subjective acceleration clauses. EITF Issue
95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving
Credit Agreements That Include both a Subjective Acceleration Clause and a
Lock-Box Arrangement" requires us to classify outstanding borrowings under the revolving credit note as short-term obligations due to the existence of both a lock-box arrangement and subjective acceleration clauses. In conjunction with this pronouncement, we classify our revolving credit facility as a current liability in the amount of $8,474,000, $9,694,000 and $8,934,000 at March 31,
2004, December 31, 2003 and March 31, 2003, respectively.

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

Recent Accounting Pronouncements

     In March 2004, the Financial Accounting Standards Board approved Emerging
Issues Task Force Issue 03-6 "Participating Securities and the Two-Class Method
under FAS 128." The EITF supersedes the guidance in Topic No. 0-95, Effect of
Participating Convertible Securities in the Computation of Basic Earnings per
Share, and requires the use of the two-class method of participating securities.
The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition, the EITF addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity's common stock, with the exception of stock-based compensation. The
EITF is effective for the reporting periods beginning after March 31, 2004 and should be applied by restating previously reported earnings per share. The adoption of the EITF is not expected to have a material impact on our condensed consolidated financial statements.

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

Impact of Reimbursement Rates

     Our revenue is subject to pre-determined Medicare reimbursement rates which, for certain products and services have decreased over the past three years. A decrease in Medicare reimbursement rates could have an adverse effect on our results of operations if we cannot manage these reductions through increases in revenues or decreases in operating costs. To some degree, prices for health care are driven by Medicare reimbursement rates, so that our non-Medicare business is also affected by changes in Medicare reimbursement rates.

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

     o    Our expectation of future revenue, sales and expense levels;

     o    Our opinion that the outcome of lawsuits will not have a material adverse impact on our consolidated financial position or results of operations;

     o    Our expectation of improvement in operating results of Wise Optical in the future;

     o    Our expectation of increased profitability in our Managed Vision segment;

     o    Our expectation of continued improvements in our Consumer Vision segment;

     o    Our expectation that we will dispose of our Technology operations, CC
          Systems, and that such sale will generate cash proceeds while reducing demands on working capital and corporate personnel;

     o    Our expected impact of future interest rates on income and cash flows;
          and

     o    Our belief that cash from operations, borrowings under our term loan and revolving credit facility, and operating and capital lease financings will provide sufficient funds to finance operations for the next 12 months and our expectation that initiatives implemented recently or to be implemented by management will lead to improved liquidity.

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

     o    The fact that we have failed financial covenants and may fail them in the future;

     o    If we default on our debt to CapitalSource, it could foreclose on our assets;

     o    Our ability to execute our strategy to improve our operations and our liquidity;

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

     o    The fact that we may continue to not realize the expected benefits from our acquisition of Wise Optical;

     o    The fact that our largest stockholder, Palisade Concentrated Equity
          Partnership, L.P., owns sufficient shares of our common stock and voting equivalents to significantly affect the results of any stockholder vote and control our board of directors;

     o    The fact that conflicts of interest may arise between Palisade and
          OptiCare; and

     o    Other risks and uncertainties discussed elsewhere in this Form 10-Q/A and detailed from time to time in our periodic earnings releases and reports filed with the Securities and Exchange Commission.

     Except as required by law, we undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Form 10-Q/A or to reflect the occurrence of unanticipated events.

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

     Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the
period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, that deficiencies caused our disclosure controls and procedures not to be effective at a reasonable assurance level. Our principal executive officer and principal financial officer, along with our Audit
Committee, determined that there was a "material weakness," or a reportable condition in which the design or operation of one or more of the specific internal control components does not reduce to a relatively low level the risk that errors or fraud in amounts that would be material in relation to the consolidated financial statements may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions, in our internal controls relating to our accounting for inventory that did not prevent the erroneous reporting of actual inventory levels primarily due to mathematical and fundamental errors in the reconciliation process.

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

     (b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, except as noted above identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, we believe the measures we have implemented and currently are implementing to improve our internal controls are reasonably likely to have a material impact on our internal controls over financial reporting in future periods.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     HEALTH SERVICE ORGANIZATION LAWSUITS

     In January 2004 and March 2004, we reached settlement with Downing-McPeak
Vision Centers, P.S.C. and John E. Downing, M.D., and Milne Eye Medical Center,
P.C. and Milton J. Milne, M.D., respectively, two HSO practices which we were in litigation in the matter of In re Prime Vision Health, Inc. Contract Litigation,
MDL 1466, which was previously reported in our Annual Report on Form 10-K for the year ended December 31, 2003. These settlements resulted in cash payments to us and mutual termination of the HSO service agreements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     We were not in compliance with the minimum fixed charge ratio covenant under our term loan and revolving credit facility with CapitalSource as of March
31, 2004, April 30, 2004 and May 31, 2004. See "Management's Discussion and
Analysis of Financial Condition and Results of Operations - Liquidity and
Capital Resources" above for a complete discussion of our term loan and revolving credit facility with CapitalSource and our compliance with the terms thereof.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

     b.   Reports on Form 8-K

          On March 31, 2004, we furnished information regarding results of our quarter and year ended December 31, 2003 under Item 12 (Results of
     Operation and Financial Condition) on a Current Report on Form 8-K.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be filed on its behalf by the undersigned, hereunto duly authorized.

Date:   September 2, 2004        OPTICARE HEALTH SYSTEMS, INC.

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
                                     William A. Blaskiewicz
                                     Vice President and Chief Financial Officer
                                     (Principal Financial and Accounting
                                     Officer and duly authorized officer)

                                  EXHIBIT INDEX

   EXHIBIT  DESCRIPTION
   -------  -----------

    31.1    Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    31.2    Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    32      Certification of Chief Executive Officer and Chief Financial Officer
            pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

