Form 10-Q
period 2004-06-30
OPTICARE HEALTH SYSTEMS INC
filed 2004-09-02
CIK 311046

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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
[ ] Yes  [X] No

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the closing market price as reported on the American Stock Exchange on June 30,
2004, the last business day of the registrant's most recently completed second fiscal quarter, was $4,116,126.

         The number of shares outstanding of the registrant's Common Stock, par value $.001 per share, at July 31, 2004 was 30,686,800 shares.

                                INDEX TO FORM 10-Q

                                                                                                  Page No.
                                                                                                  --------

PART I. FINANCIAL INFORMATION

    Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets at June 30, 2004,
                    December 31, 2003, and June 30, 2003, as restated (unaudited)                     3

               Condensed Consolidated Statements of Operations for the three and
                  six months ended June 30, 2004 and 2003 (unaudited)                                 4

               Condensed Consolidated Statements of Cash Flows for the six
                  months ended June 30, 2004 and 2003 (unaudited)                                     5

               Notes to Condensed Consolidated Financial Statements                                   6

    Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                13

    Item 3.  Quantitative and Qualitative Disclosures about Market Risk                              22

    Item 4.  Controls and Procedures                                                                 22

PART II.     OTHER INFORMATION

    Item 1.  Legal Proceedings                                                                       23

    Item 3.  Defaults Upon Senior Securities                                                         23

    Item 4.  Submission of Matter to a Vote of Security Holders                                      23

    Item 6.  Exhibits and Reports on Form 8-K                                                        23

SIGNATURE                                                                                            24

PART I  FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                 JUNE 30,            DECEMBER 31,            JUNE 30,
                                                                   2004                  2003                  2003
                                                              ----------------     -----------------     -----------------
                                                                                                            AS RESTATED
                                                                                                            See Note 3

    ASSETS
    CURRENT ASSETS:
       Cash and cash equivalents                                      $ 2,362               $ 1,695               $ 3,881
       Accounts receivable, net                                         9,031                 7,867                 9,600
       Inventories                                                      5,243                 5,770                 6,463
       Deferred income taxes, current                                       -                     -                 1,660
       Assets held for sale                                             1,115                 1,652                 1,656
       Other current assets                                             1,090                   565                   841
                                                              ----------------     -----------------     -----------------
           TOTAL CURRENT ASSETS                                        18,841                17,549                24,101
                                                              ----------------     -----------------     -----------------
    Property and equipment, net                                         4,037                 4,647                 5,551
    Goodwill, net                                                      17,892                17,892                19,531
    Intangible assets, net                                              1,124                 1,179                 1,235
    Deferred income taxes, non-current                                      -                     -                 3,320
    Assets held for sale, non-current                                     792                 1,339                 1,496
    Other assets                                                        3,139                 3,249                 3,028
                                                              ----------------     -----------------     -----------------
    TOTAL ASSETS                                                     $ 45,825              $ 45,855              $ 58,262
                                                              ================     =================     =================
    LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES:
       Accounts payable                                               $ 8,936               $ 5,525                $8,114
       Accrued expenses                                                 6,590                 5,379                 4,990
       Current portion of long-term debt                                9,306                10,828                12,395
       Liabilities of held for sale business                            1,057                 1,241                 1,389
       Other current liabilities                                        1,022                   548                   435
                                                              ----------------     -----------------     -----------------
            TOTAL CURRENT LIABILITIES                                  26,911                23,521                27,323
                                                              ----------------     -----------------     -----------------

    Long-term debt, less current portion                                   63                 1,775                    54
    Other liabilities                                                     539                   512                   550
                                                              ----------------     -----------------     -----------------
           TOTAL NON-CURRENT LIABILITIES                                  602                 2,287                   604
                                                              ----------------     -----------------     -----------------

    Series B 12.5% mandatorily redeemable, convertible
       preferred stock--related party                                   5,986                 5,635                 5,317

    STOCKHOLDERS' EQUITY:
    Series C preferred stock--related party                                 1                     1                     1
    Common stock                                                           31                    30                    30
    Additional paid-in-capital                                         79,534                79,700                79,966
    Accumulated deficit                                               (67,240)              (65,319)              (54,979)
                                                              ---------------     -----------------     -----------------
             TOTAL STOCKHOLDERS' EQUITY                                12,326                14,412                25,018
                                                              ---------------     -----------------     -----------------
    TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                                         $ 45,825              $ 45,855               $58,262
                                                              ===============     =================     =================

See notes to condensed consolidated financial statements.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                          THREE MONTHS                     SIX MONTHS
                                                                         ENDED JUNE 30,                  ENDED JUNE 30,
                                                                   ---------------------------     ----------------------------
                                                                      2004            2003            2004            2003
                                                                   ------------    -----------     ------------    ------------

  NET REVENUES:
    Managed vision                                                     $ 6,267        $ 7,480          $12,317        $ 14,888
    Product sales                                                       17,880         19,174           35,837          36,938
    Other services                                                       5,517          4,819           10,460           9,173
    Other income                                                         1,098            530            1,718           2,368
                                                                   ------------    -----------     ------------    ------------
     Total net revenues                                                $30,762         32,004           60,332          63,367
                                                                   ------------    -----------     ------------    ------------

  OPERATING EXPENSES:
     Medical claims expense                                              4,717          5,514            9,360          11,257
     Cost of product sales                                              13,761         14,626           27,963          28,568
     Cost of services                                                    2,427          2,043            4,468           3,898
     Selling, general and administrative                                 9,234          9,318           18,017          17,739
      Loss from early extinguishment of debt                                 -          1,847                -           1,847
     Depreciation                                                          420            359              811             702
     Amortization                                                           27             29               56              58
     Interest                                                              277            630              596           1,389
                                                                   ------------    -----------     ------------    ------------
          Total operating expenses                                      30,863         34,366           61,271          65,458
                                                                   ------------    -----------     ------------    ------------

  Loss from continuing operations before taxes                            (101)        (2,362)            (939)         (2,091)
  Income tax expense (benefit)                                              46           (183)              52             (72)
                                                                   ------------    -----------     ------------    ------------
  Loss from continuing operations                                         (147)        (2,179)            (991)         (2,019)

  Discontinued operations (Note 5)
      Income (loss) from discontinued operations (including
         loss on disposal of $580) in 2004                                (810)             9             (929)              5
      Income tax expense (benefit)                                           -             (3)               -              (2)
                                                                   ------------    -----------     ------------    ------------
      Income (loss) on discontinued operations                            (810)             6             (929)              3

  Net loss                                                                (957)        (2,173)          (1,920)         (2,016)
  Preferred stock dividends                                               (177)          (160)            (351)           (300)
                                                                   ------------    -----------     ------------    ------------
  Net loss to common stockholders                                    $  (1,134)      $ (2,333)         $(2,271)       $ (2,316)
                                                                   ============    ===========     ============    ============

  LOSS PER SHARE- BASIC AND DILUTED:
  Loss from continuing operations                                     $  (0.01)       $ (0.08)         $ (0.04)        $ (0.08)
  Discontinued operations                                                (0.03)          0.00            (0.03)           0.00
  Net loss                                                               (0.04)         (0.08)           (0.07)          (0.08)

See notes to condensed consolidated financial statements.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  FOR THE SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                              ----------------------------------
                                                                                   2004               2003
                                                                              ---------------     --------------

  OPERATING ACTIVITIES:
     Net (loss)                                                                    $  (1,920)          $ (2,016)
     (Income) loss on discontinued operations                                            929                 (3)
                                                                              ---------------     --------------
     Loss from continuing operations                                                    (991)          $ (2,019)
     Adjustments to reconcile net (loss) to net cash provided by (used in)
           operating activities:
     Depreciation                                                                        811                701
      Amortization                                                                        56                 58
      Non-cash interest expense                                                           79                855
      Non-cash loss on early extinguishment of debt                                        -              1,847
      Non-cash gain on contract settlements                                                                (530)
      Deferred taxes                                                                       -               (180)
      Changes in operating assets and liabilities:
         Accounts receivable                                                            (963)               633
         Inventory                                                                       528              1,135
         Other assets                                                                   (749)               (57)
         Accounts payable and accrued expenses                                         4,802             (3,064)
        Other liabilities                                                                466                (59)
       Cash provided by discontinued operations                                            3                 39
                                                                              ---------------     --------------
  Net cash provided by (used in) operating activities                                  4,042               (641)
                                                                              ---------------     --------------

  INVESTING ACTIVITIES:
      Cash received on notes receivable                                                   91                180
      Purchase of fixed assets                                                          (207)              (552)
      Refunds of deposits                                                                                   775
      Acquisition of business, net of cash acquired                                                      (6,192)
      Purchase of restricted certificates of deposit                                                       (600)
                                                                              ---------------     --------------
  Net cash used in investing activities                                                 (116)            (6,389)
                                                                              ---------------     --------------

  FINANCING ACTIVITIES:
      Net increase (decrease) in revolving credit facility                            (3,097)             8,777
      Principal payments on long-term debt                                              (220)              (801)
      Principal payments on capital lease obligations                                    (11)               (28)
      Payment of financing costs                                                         (25)              (209)
      Equipment financing                                                                 81                  -
      Proceeds from issuance of common stock                                              13                 86
                                                                              ---------------     --------------

  Net cash (used in) provided by financing activities                                 (3,259)             7,825
                                                                              ---------------     --------------

  Increase in cash and cash equivalents                                                  667                795
  Cash and cash equivalents at beginning of period                                     1,695              3,086
                                                                              ---------------     --------------
  Cash and cash equivalents at end of period                                         $ 2,362            $ 3,881
                                                                              ===============     ==============

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                             $   528              $ 508
  Cash paid for income taxes                                                         $    76              $  76

  See notes to condensed consolidated financial statements.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                    (Amounts in thousands, except share data)

1.  BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements of OptiCare
Health Systems, Inc., a Delaware corporation, and its subsidiaries (collectively the "Company") for the three and six months ended June 30, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the
United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of
1934, as amended, and are unaudited. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the condensed consolidated financial statements have been included. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of
December 31, 2003 was derived from the Company's audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

    Certain prior period amounts have been reclassified to conform to the current period presentation.

2.  MANAGEMENT'S PLAN

The Company incurred net operating losses in 2003 that have continued into 2004, due primarily to substantial operating losses at Wise Optical which in 2003 resulted in a significant use of cash from operations. The losses at Wise
Optical were initially attributable to significant expenses incurred for integration, but have continued due to weakness in gross margins and higher operating expenses resulting from an operating structure built to support higher sales volume. As a result of the losses at Wise Optical, the Company did not comply with the minimum fixed charge ratio covenant under the term loan and revolving credit facility with CapitalSource Finance, LLC as of March 31, 2004
April 30, 2004 or May 31, 2004, which could have allowed CapitalSource to demand payment in full of the credit facility. However, Capital Source has amended the terms and covenants of the credit facility, waived current covenant violations and provided additional credit, which has been guaranteed by Palisades Capital.

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

In addition, in 2003 the Managed Vision segment began shifting away from the lower margin and long sales cycle of the Company's third party administrator
("TPA") style business to the higher margin and shortened sales cycle of a direct-to-employer business. This new direct-to-employer business also removes some of the volatility that is often experienced in the Company's TPA-based revenues. The Company now has the sales force and infrastructure necessary to expand the direct-to-employer business and expect increased profitability as a result of this product shift that has lead to new contracts and improved gross margins. The Company experienced significant improvements in revenue and profitability in the Consumer Vision segment from 2003 to 2004, largely from growth in existing store sales and enhanced margins as a result of sales incentives that the Company expects to continue. OptiCare has also continued to settle outstanding litigation with positive results through June of 2004.

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

3.  RESTATEMENT

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

A summary of the significant effects of the restatement is as follows:

                                                AS OF JUNE 30, 2003
                                           ----------------------------
                                           AS PREVIOUSLY
                                           REPORTED         AS RESTATED
                                           --------         -----------

Current Portion of Long Term Debt             2,061             12,395
Long Term Debt Less Current Portion          10,388                 54
Current Liabilities                          16,989             27,323
Non-current Liabilities                      10,938                604

4.  STOCK BASED COMPENSATION

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

    Statement of Financial Standards ("SFAS") No. 123 "Accounting for
Stock-Based Compensation, as amended by SFAS No. 148 "Accounting for Stock-Based
Compensation--Transition and Disclosure--an amendment of Statement of Financial
Accounting Standards No. 123" requires that companies which do not elect to account for stock-based compensation as prescribed by this statement, disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted. If the Company applied the recognition provisions of SFAS No. 123, the Company's reported net loss and loss per share, using the Black Scholes option pricing model, would have been adjusted to the pro forma amounts indicated below.

                                                         THREE MONTHS ENDED JUNE           SIX MONTHS ENDED
                                                                   30,                         JUNE 30,
                                                        ---------------------------    --------------------------
                                                           2004           2003            2004           2003
                                                        -----------    ------------    -----------    -----------

    Net loss, as reported                                $   (957)       $ (2,173)      $ (1,920)      $ (2,016)
    Less: Total stock-based employee compensation
    expense, net of related tax effects, determined           (37)           (114)           (59)          (222)
    under the fair value method for all awards
                                                        -----------    ------------    -----------    -----------
    Pro forma net loss                                   $   (994)        $(2,287)      $ (1,979)      $ (2,238)
                                                        ===========    ============    ===========    ===========

    Basic and diluted net loss per share:
        As reported                                       $ (0.03)        $ (0.08)       $ (0.07)       $ (0.08)
        Pro forma                                           (0.03)          (0.08)         (0.08)       $ (0.09)

5.  DISCONTINUED OPERATIONS - CC SYSTEMS

        In May 2004, the Company's Board of Directors approved management's plan to exit the technology business (formerly reported in the Distribution and
    Technology segment) and dispose of the Company's CC Systems division. The
    Company expects to complete the sale of the net assets of CC Systems within the next six months. In accordance with SFAS No. 144 "Accounting for the
    Impairment or Disposal of Long-Lived Assets," the disposal of CC Systems is accounted for as a discontinued operation. During the quarter ended June 30,
    2004, the Company recorded a $580 loss on disposal of discontinued
    operations based on the estimated fair value of the net assets held for sale. Amounts in the financial statements and related notes for all periods presented have been reclassified to reflect treatment as held for sale.

         The carrying amount of the assets and liabilities of the disposal group held for sale at June 30, 2004, December 31, 2003 and June 30, 2003 were as follows:

                                       June 30,     December 31,     June 30,
                                         2004            2003          2003
                                      ----------    ------------    ----------
       Assets:
         Accounts receivable            $ 1,019         $ 1,502       $ 1,577
         Inventory                           84             148            72
         Property and equipment, net         19              36            58
         Intangible assets, net             773           1,303         1,333
         Other assets                        12               2           112
                                      ----------    ------------    ----------
       Total assets                     $ 1,907         $ 2,991       $ 3,152
                                      ==========    ============    ==========

       Liabilities:
         Accounts payable                  $ 91           $ 119          $ 45
         Accrued expenses                   116             129           188
         Other liabilities                  850             993         1,156
                                      ----------    ------------    ----------
       Total liabilities                 $1,057         $ 1,241       $ 1,389
                                      ==========    ============    ==========

    Operating results of the discontinued operations are as follows:

                                                               Three Months Ended              Six months Ended
                                                                    June 30,                       June 30,
                                                            --------------------------    ----------------------------
                                                               2004           2003           2004            2003
                                                            -----------    -----------    ------------    ------------

Net revenues                                                     $ 455          $ 921         $ 1,077         $ 1,596
                                                            ===========    ===========    ============    ============

Income (loss) from discontinued operations before income
   taxes                                                        $ (230)           $ 9          $ (349)            $ 5
Income tax expense                                                   -              3               -               2
                                                            -----------    -----------    ------------    ------------
Income (loss) from discontinued operations                        (230)             6            (349)              3
Loss on disposal of discontinued operations                       (580)             -            (580)              -
                                                            -----------    -----------    ------------    ------------
Total income (loss) from discontinued operations                $ (810)           $ 6          $ (929)            $ 3
                                                            ===========    ===========    ============    ============

Income (loss) per share from discontinued operations           $ (0.03)        $ 0.00         $ (0.03)         $ 0.00
                                                            ===========    ===========    ============    ============

6.  RECENT ACCOUNTING PRONOUNCEMENTS

    In March 2004, the Financial Accounting Standards Board ratified the consensus reached in Emerging Issues Task Force ("EITF") Issue 03-6
"Participating Securities and the Two-Class Method under FAS 128." EITF 03-6 supersedes the guidance in Topic No, D-95, Effect of Participating Convertible
Securities on the Computation of Basic Earnings per Share, and requires the use of the two-class method for participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition,
EITF Issue 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity's common stock, with the exception of stock-based compensation (unvested options and restricted stock) subject to the provisions of Opinion 25 and FAS 123, EITF
Issue 03-6 is effective for reporting periods beginning after March 31, 2004 and should be applied by restating previously reported earnings per share. The adoption of EITF Issue 03-6 did not have a material impact on the Company's condensed consolidated financial statements.

7. ACQUISITION OF WISE OPTICAL VISION GROUP, INC.

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

    Assuming the acquisition of Wise Optical had occurred on January 1, 2003, pro forma net revenue, net loss from continuing operations and net loss of the
Company for the six months ended June 30, 2003 would have been $70,045, $1,869 and $1,866, respectively. On the same pro forma basis, basic and diluted loss per common share for the six months ended June 30, 2003 would have been $0.07.
This unaudited pro forma information is for informational purposes only and is not necessarily indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented, nor does it intend to be a projection of future results.

8.  INTANGIBLE ASSETS

    Intangible assets subject to amortization are comprised of a service agreement and non-compete agreements. The fifteen year service agreement has a gross carrying amount of $1,658 and accumulated amortization of $534, $479 and
$424 at June 30, 2004, December 31, 2003 and June 30, 2003, respectively. The non-compete agreements, which had a gross carrying amount of $265, were fully amortized at June 30, 2004 and December 31, 2003 and had accumulated amortization of $234 at June 30, 2003. Amortization expense for the three months ended June 30, 2004 and 2003 was $28 and $44, respectively, and for the six months ended June 30, 2004 and 2003 was $55 and $88, respectively. Estimated annual amortization expense is expected to be $111 in each of the years 2004 through 2008.

9.  DEBT

    The Company's revolving credit facility requires a lockbox arrangement, which provides for all receipts to be swept daily to reduce borrowings outstanding under the credit facility. This arrangement, combined with the existence of a subjective acceleration clause in the revolving credit facility, necessitates the revolving credit facility be classified a current liability on the balance sheet in accordance with FASB's Emerging Issues Task Force Issue
No. 95-22, "Balance Sheet Classification of Borrowings Outstanding under
Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement" ("EITF 95-22").

    The Company has classified its revolving debt with CapitalSouce, its senior lender, totaling $9,222 as of June 30, 2004, as a current liability. On August
16, 2004, however, the Company and CapitalSource amended the loan agreement and in connection with this amendment, the Company received a waiver from CapitalSource for any non-compliance of this covenant as of March 31, 2004,
April 30, 2004, May 31, 2004 and June 30, 2004 (see Note 14 for a discussion of the amendment and waiver).

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
provided a $1,000 guarantee against the loan balance due to CapitalSource related to this amendement.

10. SEGMENT INFORMATION

    The Company is an integrated eye care services company focused on providing managed vision and professional eye care products and services. The Company has the following three reportable operating segments: (1) Managed Vision, (2)
Consumer Vision, and (3) Distribution. The Distribution segment, formerly known as Distribution and Technology, was renamed in May 2004 in connection with the
Company's decision to dispose of its Technology business (see Note 5). These operating segments are managed separately, offer separate and distinct products and services, and serve different customers and markets, although there is some cross-marketing and selling between the segments. Discrete financial information is available for each of these segments and the Company's President assesses performance and allocates resources among these three operating segments.

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
The Distribution segment provides products and services to eye care professionals (ophthalmologists, optometrists and opticians) through (i) Wise
Optical, a distributor of contact and ophthalmic lenses and other eye care accessories and supplies, and (ii) a Buying Group program, which provides group purchasing arrangements for optical and ophthalmic goods and supplies.

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

    Management assesses the performance of its segments based on income before income taxes, interest expense, depreciation and amortization, and other corporate overhead. Summarized financial information, by segment, for the three and six months ended June 30, 2004 and 2003 is as follows:

                                                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                JUNE 30,                         JUNE 30,
                                                      -----------------------------    -----------------------------
                                                         2004             2003            2004            2003
                                                      ------------     ------------    ------------    -------------

      REVENUES:
           Managed vision                                $ 6,267          $ 7,480         $12,317         $ 14,888
           Consumer vision                                 8,768            7,796          16,911           15,102
           Distribution                                   16,705           17,448          33,091           33,235
                                                      ------------     ------------    ------------    -------------
              Reportable segment totals                   31,740           32,724          62,319           63,225
           All other                                         891              573           1,524            2,434
           Elimination of inter-segment revenues          (1,869)          (1,293)         (3,511)          (2,292)
                                                      ------------     ------------    ------------    -------------
             Total net revenue                          $ 30,762         $ 32,004        $ 60,332         $ 63,367
                                                      ============     ============    ============    =============

      INCOME (LOSS) FROM CONTINUING OPERATIONS
      BEFORE TAX:
           Managed vision                                   $239            $ 643           $ 406           $1,069
           Consumer vision                                 1,130              836           2,061            1,432
           Distribution                                     (376)            (779)         (1,187)          (1,067)
                                                      ------------     ------------    ------------    -------------
              Reportable segment totals                      993              700           1,280            1,434
           All other                                         756              334           1,180            2,012
           Loss from extinguishment of debt                    -           (1,847)              -           (1,847)
           Depreciation                                     (420)            (359)           (811)            (702)
           Amortization                                      (27)             (29)            (56)             (58)
           Interest expense                                 (277)            (630)           (596)          (1,389)
           Corporate                                      (1,126)            (531)         (1,938)          (1,541)
                                                      ------------     ------------    ------------    -------------
               Loss from continuing operations
                  before tax                              $ (101)        $ (2,362)         $ (939)        $ (2,091)
                                                      ============     ============    ============    =============

11. LOSS ON EXTINGUISHMENT OF DEBT

    On May 12, 2003, the Company recorded a $1.8 million loss on the exchange of
$16.2 million of debt for Series C Preferred Stock. The $1.8 million loss represents the write-off of the deferred financing fees and debt discount associated with the extinguished debt.

12. EARNINGS (LOSS) PER COMMON SHARE

    The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                                THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                     JUNE 30,                           JUNE 30,
                                                          -------------------------------     ------------------------------
                                                              2004              2003             2004              2003
                                                          --------------    -------------     -------------    -------------

EARNINGS (LOSS) PER SHARE:

  Loss from continuing operations                                $ (147)        $ (2,179)             (991)        $ (2,019)
  Preferred stock dividend                                         (177)            (160)             (351)            (300)
                                                          --------------    -------------     -------------    -------------
  Loss from continuing operations to common                        (324)          (2,339)           (1,342)          (2,319)
       stockholders
  Discontinued operations                                          (810)                6             (929)                3
                                                          --------------    -------------     -------------    -------------
  Net loss to common  stockholders                             $ (1,134)        $ (2,333)         $ (2,271)        $ (2,316)
                                                          ==============    =============     =============    =============

  Weighted average common shares outstanding--
     Basic and diluted                                       30,663,562       30,013,991        30,526,227       29,779,834

  Earnings (loss) per share--basic and diluted:
  Loss from continuing operations to common
       stockholders                                            $ (0.01)         $ (0.08)          $ (0.04)         $ (0.08)
  Discontinued operations                                      $ (0.02)           $ 0.00          $ (0.03)           $ 0.00
  Net loss to common  stockholders                             $ (0.03)         $ (0.08)           $(0.07)         $ (0.08)

    The following table reflects the potential common shares of the Company at
June 30, 2004 and 2003 that have been excluded from the calculation of diluted earnings per share for the three and six month periods due to anti-dilution.

                                              2004               2003
                                          ---------------    --------------
        Options                                6,076,685         6,132,066
        Warrants                               3,125,000         3,125,000
        Convertible Preferred Stock           63,065,507        58,302,314
                                          ---------------    --------------
                                              72,267,192        67,559,380
                                          ===============    ==============

13. CONTINGENCIES

    The Company is both a plaintiff and defendant in lawsuits incidental to its current and former operations. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at June 30, 2004 cannot be ascertained. Management is of the opinion that, after taking into account the merits of defenses and established reserves, the ultimate resolution of these matters will not have a material adverse impact on the Company's consolidated financial position or results of operations.

14.  SUBSEQUENT EVENTS

    As a result of operating losses of Wise Optical, the Company did not meet its minimum fixed charge ratio covenant under its loan agreement with
CapitalSource as of March 31, 2004, April 30, 2004 or May 31, 2004. On August
16, 2004, the Company received a waiver from CapitalSource for any non-compliance with this covenant as of March 31, 2004, April 30, 2004, May 31,
2004 and June 30, 2004. The Company and CapitalSource also amended the term loan and revolving credit facility with CapitalSource to, among other things, extend the maturity date of the revolving credit facility from January 25, 2006 to January 25, 2007, (ii) provide access to a $2,000 temporary over-advance bearing interest at prime plus 5 1/2%, and in no event less than 6%, which is to be repaid in eleven monthly installments of $100 (principal and interest)
commencing on October 1, 2004 with the remaining balance to be repaid in full by
August 31, 2005, which is guaranteed by the Company's largest stockholder,
Palisade Concentrated Equity Partnership, L.P., (iii) change the fixed charge ratio covenant from 1.5 to 1 to not less than 1 and to extend the next test period for this covenant to March 31, 2005, (iv) decrease the minimum tangible net worth financial covenant from $(2,000) to $(3,000) and (v) add a debt service coverage ratio covenant of between 0.7 to 1.0. In addition, the waiver and amendment increased the termination fee payable if the Company terminates the revolving credit facility by 2% and increased the yield maintenance amount payable, in lieu of the termination fee, if the Company terminates the revolving credit facility pursuant to a refinancing with another commercial financial institution, by 2%. The yield maintenance amount was also changed to mean an amount equal to the difference between (i) the all-in effective yield which could be earned on the revolving balance through January 25, 2007 and (ii) the total interest and fees actually paid to CapitalSource on the revolving credit facility prior to the termination or repayment date. The Company agreed to pay
CapitalSource $25 in financing fees in connection with this waiver and amendment.

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

    In May 2004, our Board of Directors approved management's plan to exit and dispose of our Technology business, CC Systems. We expect to complete the sale of the net assets of CC Systems within the next six months. In accordance with
Statement of Financial Accounting Standards (SFAS) No. 144 "Accounting for the
impairment or Disposal of Long-Lived Assets," the disposal of CC Systems is accounted for as a discontinued operation.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30,
2003

    Managed Vision revenue. Managed Vision revenue represents fees received under our managed care contracts. Managed Vision revenue decreased to approximately $6.3 million for the three months ended June 30, 2004 compared to approximately $7.5 million for the three months ended June 30, 2003, a decrease of approximately $1.2 million or 16.4%. This decrease resulted from approximately $1.2 million in lost revenue from terminated contracts, primarily as a result of changes made by the Texas state legislature to its Medicaid and
Children's Health Insurance Programs, and $0.8 million of lost revenues resulting from a decline in membership in existing contracts with one of our large health plan customers, which were partially offset by increases in revenue of approximately $0.7 million from new contracts

and approximately $0.1 million from net growth in existing contracts. We expect the decrease in revenue associated with our large health plan customer contracts to be more than offset by revenue under new contracts with different payors, which became effective in 2004. We expect managed vision revenue to increase in the future as we enter into new direct-to-employer contracts.

    Product sales revenue. Product sales include the retail sale of optical products in our Consumer Vision segment, the sale of optical products through our Buying Group and the sale of contact and ophthalmic lenses through Wise
Optical. Product sales revenue decreased to approximately $17.9 million for the three months ended June 30, 2004 compared to approximately $19.2 million for the three months ended June 30, 2003, a decrease of approximately $1.3 million or
6.6%. This represents a decrease in revenue from Wise Optical of approximately
$1.0 million and a decrease in revenue from the Buying Group of approximately
$0.5 million, which were partially offset by an increase in revenue from
Consumer Vision of approximately $0.2 million. The decrease in Wise Optical revenue was primarily due to a decrease in sales volume that we experience after we purchased Wise Optical. In September 2003, we began implementing strategies to increase sales at Wise Optical and we have experienced improved revenue since we began that initiative. We expect future sales at Wise Optical to approximate current levels, adjusted for seasonal fluctuations. The decrease in Buying Group revenue is due to a decrease in purchasing volume primarily due to the loss of the business of Optometric Eye Care Center, P.A., which occurred during the second quarter of 2003. We expect product sales of the Buying Group to approximate current levels for the remainder of the year, adjusted for seasonality. The increase in Consumer Vision product sales is primarily due to an increase in purchasing volume associated with an improved sales force and increased sales of higher value products through incentive programs and product promotions. We expect Consumer Vision product sales to continue to increase throughout the year, adjusted for seasonal fluctuations.

    Other services revenue. Other services revenue primarily represents revenue earned from providing eye care services in our Consumer Vision segment. Other services revenue increased to approximately $5.5 million for the three months ended June 30, 2004 compared to approximately $4.8 million for the three months ended June 30, 2003, an increase of approximately $0.7 million or 14.6%. This increase is primarily due to increased services volume in the Consumer Vision segment, primarily in the medical services area, and is attributable to increased doctor coverage and productivity. We expect services revenue to remain at these levels or increase slightly in the future, adjusted for seasonality.

    Other income. Other income represents non-recurring settlements on contracts. Other income increased to approximately $1.1 million for the three months ended June 30, 2004 compared to approximately $0.5 million for the three months ended June 30, 2003, an increase of approximately $0.6 million or 120%.
This increase is due to an increase in HSO contract settlements of approximately
$0.3 million and the settlement of a buying group contract of approximately $0.2 million in 2004.

     Medical claims expense. Medical claims expense decreased to approximately
$4.7 million for the three months ended June 30, 2004, from approximately $5.5 million for the three months ended June 30, 2003, a decrease of approximately
$0.8 million or 14.5%. The medical claims expense loss ratio (MLR) representing medical claims expense as a percentage of Managed Vision revenue increased to
75.4% for the quarter ended June 30, 2004 from 73.7% for the quarter ended June
30, 2003. The change in MLR is a result of changes to existing contracts along with the claims expense associated with new contracts. We expect claims expense to increase in the future as we enter into additional direct-to-employer contracts.

    Cost of product sales. Cost of product sales decreased to approximately
$13.8 million for the three months ended June 30, 2004 compared to approximately
$14.6 million for the three months ended June 30, 2003, a decrease of approximately $0.8 million or 5.5%. This decrease is primarily due to a decrease in Wise Optical product costs of approximately $0.5 million and a decrease in
Buying Group product costs of approximately $0.5 million, which were partially offset by an increase in product costs in Consumer Vision of approximately $0.2 million. The decrease in Wise Optical and Buying Group product costs is due to the decrease in sales volume, while the increase in Consumer Vision product costs is due to an increase in sales volume.

    Cost of services. Cost of services increased to approximately $2.4 million for the three months ended June 30, 2004 compared to approximately $2.0 million for the three months ended June 30, 2003, an increase of approximately $0.4 million or 20%. This increase in cost is primarily due to the increased medical services volume in the Consumer Vision area.

    Selling, general and administrative expenses. Selling, general and administrative expenses decreased to approximately $9.2 million for the three months ended June 30, 2004 compared to approximately $9.3 million for the three months ended June 30, 2003, a decrease of approximately $0.1 million or 1.1%.
The decrease in 2004 is primarily due to a decrease in compensation expense associated with the staff reductions which occurred at Wise Optical during the integration of that business.

    Loss from early extinguishment of debt. The approximate $1.8 million loss from early extinguishment of debt for the three months ended June 30, 2003, represents the write-off of deferred debt issuance costs and debt discount associated with the exchange of approximately $16.2 million of debt for Series C
Preferred Stock, which occurred on May 12, 2003.

    Interest expense. Interest expense decreased to approximately $0.3 million for the three months ended June 30, 2004 from approximately $0.6 million for the three months ended June 30, 2003, a decrease of approximately $0.3 million or
50%. This decrease in interest expense is primarily due to a decrease in the average outstanding debt balance mainly as a result of the conversion of approximately $16.2 million of debt to preferred stock in May 2003.

    Income tax expense. Income tax expense recorded for the three months ended
June 30, 2004 of less than $0.1 million primarily represents minimum state tax expense. We recorded an income tax benefit of approximately $0.2 million for the three months ended June 30, 2003, representing a tax benefit on the loss from continuing operations at the statutory rate after adjusting for non-deductible expenses.

    Discontinued operations. In May 2004, our Board of Directors approved management's plan to dispose of our Technology business, CC Systems, and in accordance with SFAS No. 144 this business is reported as a discontinued
operation. The loss on discontinued operations of approximately $0.9 million for the three months ended June 30, 2004 includes an estimated loss on disposal of approximately $0.6 million, based on the estimated fair value of the net assets held for sale, and the loss from operations of CC Systems during the quarter of approximately $0.2 million.

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

    Managed Vision revenue. Managed Vision revenue represents fees received under our managed care contracts. Managed Vision revenue decreased to approximately $12.3 million for the six months ended June 30, 2004 compared to approximately $14.9 million for the six months ended June 30, 2003, a decrease of approximately $2.6 million or 17.4%. This decrease resulted from approximately $2.5 million of lost revenue from terminated contracts, primarily as a result of changes made by the Texas state legislature to its Medicaid and
Children's Health Insurance Programs, and $1.4 million of lost revenues resulting from a decline in membership in existing contracts with one of our large health plan customers, which were partially offset by increases in revenue of approximately $1.0 million from new contracts and approximately $0.3 million from net growth in existing contracts.

    Product sales revenue. Product sales include the retail sale of optical products in our Consumer Vision segment, the sale of optical products through our Buying Group and the sale of contact and ophthalmic lenses through Wise
Optical. Product sales revenue decreased to approximately $35.8 million for the six months ended June 30, 2004 compared to approximately $36.9 million for the six months ended June 30, 2003, a decrease of approximately $1.1 million or
3.0%. This decrease primarily represents a decrease in Buying Group revenue of
$1.3 million, which was partially offset by a decrease in Consumer Vision revenue of $0.4 million. The decrease in Buying Group revenue is due to a decrease in purchasing volume primarily due to the loss of the business of
Optometric Eye Care Center, P.A., which occurred in the second quarter of 2003.
The increase in Consumer Vision product sales is primarily due to an increase in purchasing volume associated with an improved sales force and increased sales of higher value products through incentive programs and product promotions.

    Other services revenue. Other services revenue primarily represents revenue earned from providing eye care services in our Consumer Vision segment. Other services revenue increased to approximately $10.5 million for the six months ended June 30, 2004 compared to approximately $9.2 million for the six months ended June 30, 2003, an increase of approximately $1.3 million or 14.1%. This increase is primarily due to increased services volume in the medical, optometry and surgical areas attributable to increased doctor coverage and productivity.

    Other income. Other income represents non-recurring settlements on contracts. Other income for the six months ended June 30, 2004 was approximately
$1.7 million compared to approximately $2.4 million for the six months ended
June 30, 2003, representing a decrease of approximately $0.7 million or 29.3%.
This decrease is primarily due to a

decrease in HSO contract settlements of approximately $0.9 million, which was partially offset by the settlement of a buying group contract of approximately
$0.2 million.

     Medical claims expense. Medical claims expense decreased to approximately
$9.4 million for the six months ended June 30, 2004, from approximately $11.3 million for the six months ended June 30, 2003, a decrease of approximately $1.9 million or 16.9%. The MLR increased to 76.1% in 2004 from 75.6% in 2003. The change in MLR is a result of changes to existing contracts along with the claims expense associated with new contracts.

    Cost of product sales. Cost of product sales decreased to approximately
$28.0 million for the six months ended June 30, 2004 compared to approximately
$28.6 million for the six months ended June 30, 2003, a decrease of approximately $0.6 million or 2.1%. This decrease is primarily due to a decrease in product costs of the Buying Group of approximately $1.3 million, which was partially offset by an increase in product costs of Wise Optical of approximately $0.4 million and an increase in product costs in Consumer Vision of approximately $0.3 million. The decrease in Buying Group costs is driven by the decrease in Buying Group sales. The increase in product costs of Consumer
Vision is due to the related increase in sales in this division. During 2003, product cost at Wise Optical included a write-up of inventory to fair value due to a purchase accounting adjustment related to the acquisition of Wise Optical.

    Cost of services. Cost of services increased to approximately $4.5 million for the six months ended June 30, 2004 compared to approximately $3.9 million for the six months ended June 30, 2003, an increase of approximately $0.6 million or 15.1%. This increase is primarily due to the increased services volume in the Consumer Vision area.

    Selling, general and administrative expenses. Selling, general and administrative expenses remained relatively unchanged at $18.0 million for the six months ended June 30, 2004 compared to approximately $17.8 million for the six months ended June 30, 2003, an increase of approximately $0.2 million or
1.1%.

    Loss from early extinguishment of debt. The approximate $1.8 million loss from early extinguishment of debt for the six months ended June 30, 2003, represents the write-off of deferred debt issuance costs and debt discount associated with the exchange of approximately $16.2 million of debt for Series C
Preferred Stock, which occurred on May 12, 2003.

    Interest expense. Interest expense decreased to approximately $0.6 million for the six months ended June 30, 2004 from approximately $1.4 million for the six months ended June 30, 2003, a decrease of approximately $0.8 million or
57.1%. This decrease in interest expense is primarily due to a decrease in the average outstanding debt balance mainly as a result of the conversion of approximately $16.2 million of debt to preferred stock in May 2003.

    Income tax expense. Income tax expense of less than $0.1 million recorded for the six months ended June 30, 2004 primarily represents minimum state tax expense. The income tax benefit of less than $0.1 million for the six months ended June 30, 2003, represented a tax benefit on the loss from continuing operations at the statutory rate after adjusting for non-deductible expenses.

    Discontinued operations. In May 2004, our Board of Directors approved management's plan to dispose of our Technology business, CC Systems, and in accordance with SFAS No. 144 this business is reported as a discontinued
operation. The loss on discontinued operations of approximately $0.9 million for the six months ended June 30, 2004 includes an estimated loss on disposal of approximately $0.6 million, based on the estimated fair value of the net assets held for sale, and the loss from operations of CC Systems during the period of approximately $0.3 million.

CRITICAL ACCOUNTING POLICIES

    The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Management bases its estimates and judgments on historical experience, current economic and industry conditions and on various other facts that are believed to be reasonable under the circumstances. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions. . The accounting policies and judgments, estimates and assumptions are described in greater detail in the
Company's Annual Report on Form 10-K/A in the "Critical Accounting Policies and
Estimates" of Managements Discussion and Analysis and in Note 4 to the
Consolidated Financial Statements for the year ended December 31, 2003.

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

    As of June 30, 2004, we had cash and cash equivalents of approximately $2.4 million and additional availability under our revolving credit facility with
CapitalSource of approximately $2.6 million.

    As a result of operating losses at Wise Optical, we were not in compliance with the minimum fixed charge ratio covenant under our term loan and revolving credit facility with CapitalSource as of March 31, 2004. In addition, we were not in compliance with this covenant as of April 30 or May 31 2004. As discussed below, we amended our term loan and revolving credit facility with CapitalSource on August 16, 2004 and received a waiver from CapitalSource for any non-compliance with this covenant as of March 31, 2004, April 30, 2004, May 31,
2004 and June 30, 2004.

     The following table sets forth a year-over-year comparison of the components of our liquidity and capital resources for the quarters ended June
30, 2004 and 2003:

                                          (In millions)
                                                                  $
                                          2004        2003     CHANGE
                                          ----        ----     ------
Cash and cash equivalents                $ 2.4        $3.9     $ (1.5)

Cash provided by (used in):
    Operating activities                  $4.0      $(0.6)        $4.6
     Investing activities               $(0.1)      $(6.4)      $(6.3)
     Financing activities               $(3.3)        $7.8     $(11.1)

    Net cash provided by operating activities was approximately $4.0 million for the six months ended June 30, 2004 compared to approximately $0.6 million of net cash used in operating activities for the six months ended June 2003. Net cash provided by operating activities in 2004 included a net loss from continuing operations of approximately $1.0 million, which was offset by $0.9 million of non-cash charges for depreciation, amortization and interest. The remaining $4.0 million of net cash provided by operating activities was primarily due to increases in accounts payable and accrued expenses. Net cash provided by operating activities in 2003 included a loss from continuing operations of approximately $2.0 million, which was offset by $3.5 million of non-cash charges for depreciation, amortization, interest and early extinguishment of debt. The remaining $0.9 million of net cash used in operating activities was primarily due to a decrease in accounts payable and accrued expenses of $3.0 million offset by increases in accounts receivable and inventory of $1.1 million and
$0.6 million respectively.

     Net cash used in investing activities was approximately $0.1 million for the six months ended June 30, 2004 compared to approximately $6.4 million for the six months ended June 30, 2003. Net cash used in investing activities in
2004 included $0.2 million of fixed asset purchases, partially offset by $0.1 million of payments received on notes receivable. Net cash used in investing activities in 2003 included $6.2 million to purchase the net assets (excluding cash) of Wise Optical, a deposit of $0.6 million into restricted certificates of deposit to secure standby letters of credit in connection with establishing our captive insurance company and $0.6 million used to purchase fixed assets.

These uses of cash were offset by $0.9 million of cash resulting from refunds of escrow deposits and payments on our notes receivable.

    Net cash used in financing activities was approximately $3.3 million for the six months ended June 30, 2004 compared to approximately $7.8 million of net cash provided by financing activities for the six months ended June 30, 2003.
Net cash used in financing activities in 2004 was primarily used for repayments under our revolving credit facility and term loan with our senior lender. Net cash provided by financing activities in 2003 was primarily from borrowings under our revolving credit facility to fund the purchase of Wise Optical in
February 2003.

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

The CapitalSource Loan and Security Agreement

    As of June 30, 2004, we had approximately $1.9 million of borrowings outstanding under our term loan with CapitalSource, approximately $7.3 million of advances outstanding under our revolving credit facility with CapitalSource and approximately $2.6 million of additional availability under our revolving credit facility.

    As a result of continued operating losses incurred at Wise Optical, we were not in compliance with the minimum fixed charge ratio covenant as of March 31,
2004 under our term loan and revolving credit facility with CapitalSource. In addition, we were not in compliance with this covenant as of April 30, 2004 or
May 31, 2004, but were in compliance with the covenant as of June 30, 2004. In connection with a waiver and amendment to the term loan and revolving credit facility with CapitalSource entered into on August 16, 2004, we received a waiver from CapitalSource for any non-compliance with this covenant as of March
31, 2004, April 30, 2004, May 31, 2004 and June 30, 2004.

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

        The term loan and revolving credit facility with CapitalSource are subject to a second amended and restated revolving credit, term loan and security agreement, as amended August 16, 2004. The revolving cedit, term loan and security agreement contains certain restrictions on the conduct of our business, including, among other things, restrictions on incurring debt, purchasing or investing in the securities of, or acquiring any other interest in, all or substantially all of the assets of any person or joint venture, declaring or paying any cash dividends or making any other payment or distribution on our capital stock, and creating or suffering liens on our assets. We are required to maintain certain financial covenants, including a minimum fixed charge ratio, as discussed above and to maintain a minimum net worth. Upon the occurrence of certain events or conditions described in the Loan and Security Agreement (subject to grace periods in certain cases), including our failure to meet the financial covenants, the entire outstanding balance of principal and interest would become immediately due and payable. As discussed above, we have not complied with our fixed charge ratio covenant in the past.

    Pursuant to the revolving credit, term loan and security agreement, as amended on August 16, 2004, our term loan with CapitalSource matures on January
25, 2006 and our revolving credit facility matures on January 25, 2007. We are required to make monthly principal payments of $25,000 on the term loan with the balance due at maturity. Although we may borrow up to $15 million under the revolving credit facility, the maximum amount that may be advanced is limited to the value derived from applying advance rates to eligible accounts receivable and inventory. The advance rate under our revolving credit facility is 85% of all eligible accounts receivable and 50 to 55% of all eligible inventory. As of
June 30, 2004, the net advances to the Company were $7,297,000. The interest rate applicable to the term loan equals the prime rate plus 3.5% (but not less than 9%) and the interest rate applicable to the revolving credit facility is prime rate plus 1.5% (but not less than 6.0%).

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

    In addition, the loan agreement with CapitalSource requires us to maintain a lock-box arrangement with our banks whereby amounts received into the lock-boxes are applied to reduce the revolving credit facility outstanding. The agreement also contains certain subjective acceleration clauses in the event of a material adverse event. EITF Issue 95-22, "Balance Sheet Classification of Borrowings
Outstanding under Revolving Credit Agreements That Include both a Subjective
Acceleration Clause and a Lock-Box Arrangement" requires us to classify outstanding borrowings under the revolving credit note as short-term obligations due to the existence of both a lock-box arrangement and subjective acceleration clauses. In conjunction with this pronouncement, we classify our revolving credit facility as a current liability in the amount of $7,297,000, $9,694,000 and $10,334,000 at June 30, 2004, December 31, 2003 and June 30, 2003,
respectively.

The Series B Preferred Stock

    As of June 30, 2004, we had 3,204,959 shares of Series B Preferred Stock issued and outstanding. Subject to the senior liquidation preference of the
Series C Preferred Stock described below, the Series B Preferred Stock ranks senior to all other currently issued and outstanding classes or series of our stock with respect to dividends, redemption rights and rights on liquidation, winding up, corporate reorganization and dissolution. Each share of Series B
Preferred Stock is convertible into a number of shares of common stock equal to such share's current liquidation value, divided by a conversion price of $0.14, subject to adjustment for dilutive issuances. The number of shares of common stock into which each share of Series B Preferred Stock is convertible will increase over time because the liquidation value of the Series B Preferred
Stock, which was $1.87 per share as of June 30, 2004, increases at a rate of
12.5% per year, compounded annually.

The Series C Preferred Stock

    As of June 30, 2004, we had 406,158 shares of Series C Preferred Stock issued and outstanding. The Series C Preferred Stock has an aggregate liquidation preference of approximately $16.2 million and ranks senior to all other currently issued and outstanding classes or series of our stock with respect to liquidation rights. Each share of Series C Preferred Stock is convertible into 50 shares of common stock and has the same dividend rights, on an as converted basis, as our common stock.

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

Seasonality

    Our revenues are generally affected by seasonal fluctuations in the Consumer
Vision and Distribution segments. During the winter and summer months, we generally experience a decrease in patient visits and product sales. As a result, our cash, accounts receivable, and revenues decline during these periods and, because we retain certain fixed costs related to staffing and facilities, our cash flows can be negatively affected.

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

        o   Our expected impact of future interest rates and cash flows; and

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

    We do not expect changes in interest rates to have a material effect on income or cash flows in the year 2004, although there can be no assurances that interest rates will not significantly change. A 10% change in the interest rate payable by us on our variable rate debt would have increased or decreased the six-month interest expense by approximately $42,000 assuming that our borrowing level is unchanged. We did not use derivative instruments to adjust our interest rate risk profile during the six months ended June 30, 2004.

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

    Management believes the new controls and procedures address the conditions identified by its review. We are continuing to monitor the effectiveness of our internal controls and procedures on an ongoing basis and will take further action, as appropriate.

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

PART II.      OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

    HEALTH SERVICE ORGANIZATION LAWSUITS

    In June 2004, we reached settlement with Eye Surgeons of Indiana and Eye
Associates of Southern Indiana respectively, two HSO practices which we were in litigation in the matter of In re Prime Vision Health, Inc. Contract Litigation,
MDL 1466, which was previously reported in our Annual Report on Form 10-K for the year ended December 31, 2003. These settlements resulted in cash payments to us and mutual termination of the HSO service agreements.

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

ITEM 4.     SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    The Annual Meeting of Stockholders of OptiCare Health Systems, Inc. was held on May 7, 2004. There were represented, in person or by proxy, 27,264,328 shares of common stock entitled to vote at the meeting, constituting a quorum. The only matter voted upon and approved by our stockholders at the meeting was the election of directors by the following votes:

                                       NUMBER OF SHARES      NUMBER OF SHARES
                                          VOTED FOR:             WITHHELD:
                                     --------------------  --------------------
        Dean J. Yimoyines, M.D           27,227,018              37,310
        Eric J. Bertrand                 27,232,018              32,310
        Norman S. Drubner                27,231,018              33,310
        Mark S. Hoffman                  27,232,018              32,310
        Richard L. Huber                 27,234,018              30,310
        Clark A. Johnson                 27,234,118              30,210
        Melvin Meskin                    27,232,018              32,310
        Mark S. Newman                   27,234,018              30,310

    There were no [broker non-votes, votes cast against or abstentions] in connection with this matter.

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

      b. Reports on Form 8-K

           On May 14, 2004, we furnished information regarding results of our quarter ended March 31, 2004 under Item 12 (Results of Operations and
        Financial Condition) on a Current Report on Form 8-K.

           On July 1, 2004, we filed information regarding the review of our inventory and the expected restatement of our financial statements for the quarter ended March 31, 2004 under Item 5 (Other Events and
        Regulation FD Disclosure) and Item 12 (Results of Operations and
        Financial Condition) on a Current Report on Form 8-K.

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

