Form 10-Q
period 2004-09-30
OPTICARE HEALTH SYSTEMS INC
filed 2004-11-15
CIK 311046

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[ ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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
   (State or Other Jurisdiction of Incorporation            (I.R.S. Employer
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

[ ]  Yes   [X] No

         The number of shares outstanding of the registrant's Common Stock, par value $.001 per share, at October 31, 2004 was 30,671,800 shares.

                               INDEX TO FORM 10-Q

                                                                        Page No.

PART I. FINANCIAL INFORMATION

  Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets at September 30, 2004,
              December 31, 2003, and September 30, 2003, as restated
              (unaudited)                                                    3

            Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and 2003
              (unaudited)                                                    4

            Condensed Consolidated Statements of Cash Flows for the nine
              months ended September 30, 2004 and 2003 (unaudited)           5

            Notes to Condensed Consolidated Financial Statements             6

  Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                         14

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk       23

  Item 4.  Controls and Procedures                                          23

PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings                                                24

  Item 3.  Defaults Upon Senior Securities                                  24

  Item 6.  Exhibits                                                         24

SIGNATURE                                                                   26

PART I FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                       SEPTEMBER 30,    DECEMBER 31,   SEPTEMBER 30,
                                                          2004             2003            2003
                                                       -------------    ------------   -------------

ASSETS                                                                                As Restated
CURRENT ASSETS:                                                                        See Note 3
   Cash and cash equivalents                             $  2,950        $  1,695        $  2,233
   Accounts receivable, net                                 7,989           7,867          10,025
   Inventories                                              5,160           5,770           6,296
   Assets held for sale                                      --             1,652           1,535
   Other current assets                                     1,174             565             592
                                                         --------        --------        --------
       TOTAL CURRENT ASSETS                                17,273          17,549          20,681
                                                         --------        --------        --------
Property and equipment, net                                 3,732           4,647           5,180
Goodwill, net                                              17,917          17,892          18,231
Intangible assets, net                                      1,096           1,179           1,207
Assets held for sale, non-current                            --             1,339           1,475
Other assets                                                3,531           3,249           2,990
                                                         --------        --------        --------
                                                         $ 43,549        $ 45,855        $ 49,764
                                                         ========        ========        ========
TOTAL ASSETS

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                      $  8,739        $  5,525        $  8,705
   Accrued expenses                                         7,050           5,379           6,284
   Current portion of long-term debt                       10,090          10,828           9,057
   Liabilities of held for sale business                     --             1,241           1,324
   Other current liabilities                                  950             548             421
                                                         --------        --------        --------
        TOTAL CURRENT LIABILITIES                          26,829          23,521          25,791
                                                         --------        --------        --------
Long-term debt, less current portion                           78           1,775           1,549
Other liabilities                                             513             512             522
                                                         --------        --------        --------
       TOTAL NON-CURRENT LIABILITIES                          591           2,287           2,071
                                                         --------        --------        --------

Series B 12.5% mandatorily redeemable, convertible
   preferred stock--related party                           6,163           5,635           5,476

STOCKHOLDERS' EQUITY:
Series C preferred stock--related party                         1               1               1
Common stock                                                   31              30              30
Additional paid-in-capital                                 79,347          79,700          79,853
Accumulated deficit                                       (69,413)        (65,319)        (63,458)
                                                         --------        --------        --------
         TOTAL STOCKHOLDERS' EQUITY                         9,966          14,412          16,426
                                                         --------        --------        --------
TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                                 $ 43,549        $ 45,855        $ 49,764
                                                         ========        ========        ========

See notes to condensed consolidated financial statements.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                        THREE MONTHS              NINE MONTHS
                                                     ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                     -------------------       -------------------
                                                     2004          2003         2004         2003
                                                     ----          ----         ----         ----

NET REVENUES:
  Managed vision                                   $   6,547    $   7,118    $  18,864    $  22,006
  Product sales                                       16,615       20,023       52,452       56,961
  Other services                                       4,776        4,809       15,236       13,982
  Other income                                          --            352        1,718        2,720
                                                   ---------    ---------    ---------    ---------
   Total net revenues                                 27,938       32,302       88,270       95,669
                                                   ---------    ---------    ---------    ---------
OPERATING EXPENSES:
   Medical claims expense                              4,914        5,993       14,274       17,250
   Cost of product sales                              12,937       15,683       40,900       44,251
   Cost of services                                    1,870        2,024        6,338        5,922
   Selling, general and administrative                 9,231        9,749       27,248       27,488
   Goodwill impairment loss                             --          1,300         --          1,300
   Loss from early extinguishment of debt               --           --           --          1,847
   Depreciation                                          432          632        1,243        1,334
   Amortization                                           27           29           83           87
   Interest                                              300          330          896        1,719
                                                   ---------    ---------    ---------    ---------
        Total operating expenses                      29,711       35,740       90,982      101,198
                                                   ---------    ---------    ---------    ---------

Loss from continuing operations before taxes          (1,773)      (3,438)      (2,712)      (5,529)
Income tax expense (benefit)                             (20)       5,001           32        4,929
                                                   ---------    ---------    ---------    ---------
Loss from continuing operations                       (1,753)      (8,439)      (2,744)     (10,458)

Discontinued operations (Note 5)
    Loss from discontinued operations (including
       loss on disposal of $1,005 in 2004)              (421)         (57)      (1,350)         (52)
    Income tax benefit                                  --             20         --             18
                                                   ---------    ---------    ---------    ---------
    Loss on discontinued operations                     (421)         (37)      (1,350)         (34)

Net loss                                              (2,174)      (8,476)      (4,094)     (10,492)
Preferred stock dividends                               (177)        (159)        (528)        (459)
                                                   ---------    ---------    ---------    ---------
Net loss to common stockholders                    $  (2,351)   $  (8,635)   $  (4,622)   $ (10,951)
                                                   =========    =========    =========    =========

LOSS PER SHARE - BASIC AND DILUTED:
Loss from continuing operations                    $   (0.06)   $   (0.29)   $   (0.11)   $   (0.37)
Discontinued operations                                (0.02)        0.00        (0.04)        0.00
Net loss                                               (0.08)       (0.29)       (0.15)       (0.37)

See notes to condensed consolidated financial statements.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                              FOR THE NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                              -------------------------
                                                                                2004             2003
                                                                                ----             ----

OPERATING ACTIVITIES:
   Net loss                                                                   $ (4,094)        $(10,492)
   Loss on discontinued operations                                               1,350               34
                                                                              --------         --------
   Loss from continuing operations                                              (2,744)        $(10,458)
   Adjustments to reconcile net loss to net cash provided by (used in)
         operating activities:
   Depreciation                                                                  1,243            1,334
   Amortization                                                                     83               87
   Non-cash interest expense                                                       115              917
   Non-cash loss on early extinguishment of debt                                  --              1,847
   Non-cash gain on contract settlements                                          --               (530)
   Non-cash goodwill impairment loss                                              --              1,300
   Deferred taxes                                                                 --              4,800
   Changes in operating assets and liabilities:
       Accounts receivable                                                        (122)              36
       Inventory                                                                   610            1,302
       Other assets                                                               (771)             171
       Accounts payable and accrued expenses                                     5,040           (1,402)
       Other liabilities                                                           403              216
       Cash (used in) provided by discontinued operations                         (392)              62
                                                                              --------         --------
Net cash provided by (used in) operating activities                              3,465             (318)
                                                                              --------         --------
INVESTING ACTIVITIES:
    Cash received on notes receivable                                              111              177
    Purchase of fixed assets, net of disposals                                    (328)            (813)
    Refunds of deposits                                                           --                775
    Proceeds from the sale of discontinued operations                              700             --
    Investments in acquisitions, excluding cash                                    (25)          (6,192)
    Purchase of restricted certificates of deposit                                (260)            (600)
                                                                              --------         --------
Net cash provided by (used in) investing activities                                198           (6,653)
                                                                              --------         --------
FINANCING ACTIVITIES:
    Net increase (decrease) in revolving credit facility                        (2,184)           7,153
    Principal payments on long-term debt                                          (278)            (918)
    Principal payments on capital lease obligations                                (13)             (43)
    Payment of financing costs                                                      (5)            (209)
    Equipment financing                                                            117             --
    Payment of bank financing fees                                                 (65)            --
    Proceeds from issuance of common stock                                          20              135
                                                                              --------         --------
Net cash (used in) provided by financing activities                             (2,408)           6,118
                                                                              --------         --------
Increase (decrease) in cash and cash equivalents                                 1,255             (853)
Cash and cash equivalents at beginning of period                                 1,695            3,086
                                                                              --------         --------
Cash and cash equivalents at end of period                                    $  2,950         $  2,233
                                                                              ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                                        $    765         $    784
Cash paid for income taxes, net of refunds                                    $     59         $     76

 See notes to condensed consolidated financial statements.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                    (Amounts in thousands, except share data)

1. BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements of OptiCare
Health Systems, Inc., a Delaware corporation, and its subsidiaries (collectively the "Company") for the three and nine months ended September 30, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities
Exchange Act of 1934, as amended, and are unaudited. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the condensed consolidated financial statements have been included. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of December 31, 2003 was derived from the
Company's audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of
America.

     Certain prior period amounts have been reclassified to conform to the current period presentation.

2. MANAGEMENT'S PLAN

     The Company incurred net operating losses in 2003 and the nine months ended
September 30, 2004, due primarily to substantial operating losses at Wise
Optical which resulted in a significant use of cash from operations in both periods. The losses at Wise Optical were initially attributable to significant expenses incurred for integration, but have continued due to weakness in gross margins and higher operating expenses resulting from an operating structure built to support higher sales volume. In late 2003, the Company began implementing strategies and operational changes designed to improve the operations of Wise Optical. Those efforts included developing the Company's sales force, improving customer service, enhancing productivity, eliminating positions and streamlining the warehouse and distribution processes. The Company reduced ongoing costs to better match the operations and attempted to increase sales and improve product margins at Wise Optical. As a result of the continued
losses at Wise Optical, the Company did not comply with the minimum fixed charge ratio covenant under its term loan and revolving credit facility with
CapitalSource Finance, LLC ("CapitalSource") as of March 31, 2004, April 30,
2004, or May 31, 2004, which could have allowed CapitalSource to demand payment in full of the credit facility. However, on August 16, 2004, CapitalSource amended the terms and covenants of the credit facility, waived all covenant violations and provided additional credit, which has been guaranteed by Palisade
Concentrated Equity Partnership, L.P. ("Palisade Capital") the Company's
majority shareholder.

     In 2004, Wise Optical engaged consultants who have recommended cost cutting measures and the Company has implemented programs recommeded by such consultants which have further reduced costs related to staffing and product shipments.
However, Wise Optical has been unable to increase sales or improve product margins and operating income. While the Company has initiated programs designed to enhance sales and has engaged additional consultants to assist in this endeavor, there can be no assurance that these efforts can offset the decline in sales and product margins.

     In addition, in 2003 the Managed Vision segment began shifting away from the lower margin and long sales cycle of the Company's third party administrator
("TPA") style business to the higher margin and shortened sales cycle of a direct-to-employer business. This new direct-to-employer business also removes some of the volatility that is often experienced in the Company's TPA-based revenues. The Company has the sales force and infrastructure necessary to expand its direct-to-employer business and as a result the Company has experienced an increase in new direct-to-employer contracts in 2004. The Company experienced improvements in revenue and profitability in the Consumer Vision segment from
2003 to 2004, from operating efficiencies, growth in existing store sales and enhanced margins as a result of sales incentives that the Company expects to continue. OptiCare has also continued to settle outstanding litigation through
October of 2004.

     Although Wise operating losses have continued into 2004, the Company has generated approximately $3.5

million of cash from operations in the nine months ended September 30, 2004, which has resulted in reductions of debt of approximately $2.5 million. In addition, in May 2004, management made the decision to dispose of the Technology sector which was made up of CC Systems. The Company completed the sale of the net assets of CC Systems on September 10, 2004. The sale of CC Systems generated
$0.7 million in cash proceeds and reduced demands on both working capital and corporate personnel.

     As noted above, if the Company is unable to offset the sales and product margin declines at Wise Optical, it may continue to incur substantial operating losses. As a result, these substantial operating losses at Wise Optical may cause the Company to fail its debt covenants as early as the foruth quarter of
2004 and lead to cash shortfalls. Due to these conditions, the Company will continue to classify its debt related to the revolving credit facility and term note as current.

     If we incur additional operating losses and we continue to fail to comply with our financial covenants in the future or otherwise default on our debt, our creditors could foreclose on our assets, in which case we would be obligated to seek alternate sources of financing. There can be no assurance that alternate sources of financing will be available to us on terms acceptable to us, if at all. If additional funds are needed, we may attempt to raise such funds through the issuance of equity or convertible debt securities. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and our stockholders may experience dilution of their interest in us. If additional funds are needed and are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to competitive pressures may be significantly limited and may have a material adverse impact on our business and operations and there will be doubts that the entity will be able to continue as a going concern and therefore may be unable to realize its assets and discharge its liabilities in the normal course of business.

3. RESTATEMENT

     The Company's loan agreement with CapitalSource requires the Company to maintain a lock-box arrangement with banks whereby amounts received into the lock-boxes are applied to reduce the revolving credit facility outstanding. The loan agreement also had contained certain subjective acceleration clauses in the event of a material adverse event.

     Subsequent to the issuance of the Company's consolidated financial statements for the year ended December 31, 2003, and as a result of the lock-box arrangement and these subjective acceleration clauses, the Company's management determined that the amounts outstanding under the credit facility with
CapitalSource should have been classified as current liabilities rather than long-term debt, pursuant to the provisions of consensus 95-22 issued by the
Financial Accounting Standards Board Emerging Issues Task Force. The December
31, 2003 financial statements were amended and restated on September 2, 2004.
Accordingly, the accompanying September 30, 2003 balance sheet has been restated
to reflect the reclassification of the amounts outstanding pursuant to this credit facility as current liabilities.

     On August 27, 2004, the Company and CapitalSource amended the loan agreement to eliminate the provision of the loan agreement whereby a material adverse change with respect to the Company could constitute an event of default or prevent further advances under the loan agreement.

A summary of the significant effects of the restatement is as follows:

                                                           SEPTEMBER 30, 2003
                                                           ------------------
                                                      AS PREVIOUSLY
                                                        REPORTED     AS RESTATED
                                                        --------     -----------
Current Portion of Long Term Debt                       $   322        $ 9,057
Long Term Debt Less Current Portion                      10,284          1,549
Total Current Liabilities                                17,056         25,791

Non-current Liabilities                                  10,806          2,071

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

                                                        THREE MONTHS ENDED      NINE MONTHS ENDED
                                                           SEPTEMBER 30,           SEPTEMBER 30,
                                                        ------------------      -----------------
                                                        2004        2003        2004         2003
                                                        ----        ----        ----         ----

Net loss, as reported                                 $ (2,174)   $ (8,476)   $ (4,094)   $(10,492)
Less: Total stock-based employee compensation
expense, net of related tax effects, determined
under the fair value method for all awards                 (45)        (94)       (104)       (316)
                                                      --------    --------    --------    --------
Pro forma net loss                                    $ (2,219)   $ (8,570)   $ (4,198)   $(10,808)
                                                      ========    ========    ========    ========

Basic and diluted net loss per share:
    As reported                                       $  (0.08)   $  (0.29)   $  (0.15)   $  (0.37)
    Pro forma                                            (0.08)      (0.29)      (0.15)   $  (0.38)

5. DISCONTINUED OPERATIONS - CC SYSTEMS

     In May 2004, the Company's Board of Directors approved management's plan to exit the technology business, CC Systems, (formerly reported in the Distribution and Technology segment) and dispose of the Company's CC Systems division. The
Company completed the sale of the net assets of CC Systems on September 10,
2004. In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," the disposal of CC Systems is accounted for as a discontinued operation. The Company recorded a $1,005 loss on disposal of discontinued operations based on the fair value of the net assets held for sale.
Amounts in the financial statements and related notes for the periods December
31, 2003 and September 30, 2003 have been reclassified to reflect treatment as held for sale.

     The carrying amount of the assets and liabilities of the disposal group held for sale at December 31, 2003 and September 30, 2003 were as follows:

                                          December 31,          September 30,
                                             2003                   2003
                                          ------------          -------------
Assets:
  Accounts receivable                        $ 1,502               $ 1,420
  Inventory                                      148                   109
  Property and equipment, net                     36                    52
  Intangible assets, net                       1,303                 1,318
  Other assets                                     2                   111
                                             -------               -------
Total assets                                 $ 2,991               $ 3,010
                                             =======               =======

Liabilities:
  Accounts Payable                             $ 119                  $115
  Accrued Expenses                               129                   146
  Other liabilities                              993                   932
                                             -------               -------
Total liabilities                            $ 1,241               $ 1,193
                                             =======               =======

     Operating results of the discontinued operations are as follows:

                                                                Three Months Ended            Nine months Ended
                                                                  September 30,                  September 30,
                                                                ------------------            -----------------
                                                              2004 (1)         2003         2004 (1)         2003
                                                              --------         ----         --------         ----

Net revenues                                                  $   427        $   644        $ 1,504        $ 2,240
                                                              =======        =======        =======        =======
Income (loss) from discontinued operations before taxes       $     4        $   (57)       $  (345)       $   (52)
Income tax benefit                                               --               20           --               18
                                                              -------        -------        -------        -------
Income (loss) from discontinued operations                          4            (37)          (345)           (34)
Loss on disposal of discontinued operations                      (425)          --           (1,005)          --
                                                              -------        -------        -------        -------
Total loss from discontinued operations                       $  (421)       $   (37)       $(1,350)       $   (34)
                                                              =======        =======        =======        =======

Loss per share from discontinued operations                   $ (0.02)       $  0.00        $ (0.04)       $  0.00
                                                              =======        =======        =======        =======

(1) For 2004 periods presented, the operating results of the discontinued
operations include the operating activity through September 9, 2004.

6. RECENT ACCOUNTING PRONOUNCEMENTS

     In March 2004, the Financial Accounting Standards Board ratified the consensus reached in Emerging Issues Task Force ("EITF") Issue 03-6
"Participating Securities and the Two-Class Method under FAS 128." EITF 03-6 supersedes the guidance in Topic No. D-95, Effect of Participating Convertible
Securities on the Computation of Basic Earnings per Share, and requires the use of the two-class method for participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition,
EITF Issue 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity's common stock, with the exception of stock-based compensation (unvested options and restricted stock) subject to the provisions of Opinion 25 and SFAS 123. EITF
Issue 03-6 is effective for reporting periods beginning after March 31, 2004 and should be applied by restating previously reported earnings per share. The adoption of EITF Issue 03-6 did not have a material impact on the Company's condensed consolidated financial statements.

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

     Assuming the acquisition of Wise Optical had occurred on January 1, 2003, pro forma net revenue, net loss from continuing operations and net loss of the
Company for the nine months ended September 30, 2003 would have been $102,347,
$10,311 and $10,345, respectively. On the same pro forma basis, basic and diluted loss per common share for the nine months ended September 30, 2003 would have been $0.36. This unaudited pro forma information

is for informational purposes only and is not necessarily indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented, nor does it intend to be a projection of future results.

8. INTANGIBLE ASSETS

     Intangible assets subject to amortization are comprised of a service agreement and non-compete agreements. The fifteen year service agreement has a gross carrying amount of $1,658 and accumulated amortization of $562, $479 and
$450 at September 30, 2004, December 31, 2003 and September 30, 2003,
respectively. The non-compete agreements, which had a gross carrying amount of
$265, were fully amortized at September 30, 2004 and December 31, 2003 and had
accumulated amortization of $250 at September 30, 2003. Amortization expense for the three months ended September 30, 2004 and 2003 was $27 and $29, respectively, and for the nine months ended September 30, 2004 and 2003 was $83 and $87, respectively. Estimated annual amortization expense is expected to be approximately $111 in each of the years 2004 through 2008.

9. DEBT

     The Company has classified its debt with CapitalSource, its senior lender, totaling $10,060 as of September 30, 2004, as a current liability. The Company did not comply with the minimum fixed charge ratio covenant under its term loan and revolving credit facility with CapitalSource Finance as of March 31, 2004,
April 30, 2004, or May 31, 2004, which could have allowed CapitalSource to demand payment in full of the credit facility. However, on August 16, 2004,
CapitalSource amended the terms and covenants of the credit facility, waived all covenant violations and provided additional credit, which has been guaranteed by
Palisade Capital.

     The Company's revolving credit facility requires a lockbox arrangement, which provides for all receipts to be swept daily to reduce borrowings outstanding under the credit facility. This arrangement, combined with the existence of a subjective acceleration clause in the revolving credit facility, had necessitated the revolving credit facility be classified as a current liability on the balance sheet in accordance with FASB's Emerging Issues Task
Force Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding
under Revolving Credit Agreements that Include Both a Subjective Acceleration
Clause and a Lock-Box Arrangement" ("EITF 95-22"). On August 27, 2004, the
Company amended its loan agreement with CapitalSource to eliminate the provision of the loan agreement whereby a material adverse change with respect to the
Company could constitute an event of default or prevent further advances under the loan agreement. This amendment eliminates the lender's ability to declare a default based upon subjective criteria as described in consensus 95-22 issued by the Financial Accounting Standards Board Emerging Issues Task Force. Palisade
Capital, provided a $1,000 guarantee against the loan balance due to
CapitalSource related to this amendment.

     As discussed in Note 2, if the Company is unable to offset the sales and product margin declines at Wise Optical, it may continue to incur substantial operating losses. As a result, these substantial operating losses at Wise
Optical may cause the Company to fail its debt covenants as early as the fourth quarter of 2004. Due to these conditions, the Company will continue to classify its debt related to the revolving credit facility and term note as current.

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

     Management assesses the performance of its segments based on income before income taxes, interest expense, depreciation and amortization, and other corporate overhead. Summarized financial information, by segment, for the three and nine months ended September 30, 2004 and 2003 is as follows:

                                                     THREE MONTHS ENDED               NINE MONTHS ENDED
                                                         SEPTEMBER 30,                   SEPTEMBER 30,
                                                     ------------------               -----------------
                                                    2004            2003            2004            2003
                                                    ----            ----            ----            ----

REVENUES:
     Managed vision                               $  6,547        $  7,118        $ 18,864        $ 22,006
     Consumer vision                                 7,850           7,887          24,761          22,989
     Distribution                                   15,387          18,461          48,478          51,696
                                                  --------        --------        --------        --------
        Reportable segment totals                   29,784          33,466          92,103          96,691
     All other                                          16             394           1,540           2,828
     Elimination of inter-segment revenues          (1,862)         (1,558)         (5,373)         (3,850)
                                                  --------        --------        --------        --------
       Total net revenue                          $ 27,938        $ 32,302        $ 88,270        $ 95,669
                                                  ========        ========        ========        ========

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE TAX:
     Managed vision                               $    251        $    (32)       $    657        $  1,037
     Consumer vision                                   679             702           2,740           2,134
     Distribution                                     (704)         (1,158)         (1,891)         (2,225)
                                                  --------        --------        --------        --------
        Reportable segment totals                      226            (488)          1,506             946
     All other                                        (171)            149           1,009           2,161
     Loss from early extinguishment of debt           --              --              --            (1,847)
     Goodwill impairment loss                         --            (1,300)           --            (1,300)
     Depreciation                                     (432)           (632)         (1,243)         (1,334)
     Amortization                                      (27)            (29)            (83)            (87)
     Interest expense                                 (300)           (330)           (896)         (1,719)
     Corporate                                      (1,069)           (808)         (3,005)         (2,349)
                                                  --------        --------        --------        --------
         Loss from continuing operations
            before tax                            $ (1,773)       $ (3,438)       $ (2,712)       $ (5,529)
                                                  ========        ========        ========        ========

                                       11

11. LOSS ON EXTINGUISHMENT OF DEBT

     On May 12, 2003, the Company recorded a $1.8 million loss on the exchange of $16.2 million of debt for Series C Preferred Stock. The $1.8 million loss represents the write-off of the deferred financing fees and debt discount associated with the extinguished debt.

12. LOSS PER COMMON SHARE

     The following table sets forth the computation of basic and diluted loss per share:

                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                         SEPTEMBER 30,                   SEPTEMBER 30,
                                                      ------------------              -----------------
                                                     2004            2003            2004            2003
                                                     ----            ----            ----            ----

LOSS PER SHARE:

  Loss from continuing operations                $     (1,753)   $     (8,439)   $     (2,744)   $    (10,458)
  Preferred stock dividend                               (177)           (159)           (528)           (459)
                                                 ------------    ------------    ------------    ------------
  Loss from continuing operations to common
       Stockholders                                    (1,930)         (8,598)         (3,272)        (10,917)
  Discontinued operations                                (421)            (37)         (1,350)            (34)
                                                 ------------    ------------    ------------    ------------
  Net loss to common  stockholders               $     (2,351)   $     (8,635)   $     (4,622)   $    (10,951)
                                                 ============    ============    ============    ============

  Weighted average common shares outstanding--
     Basic and diluted                             30,685,060      30,304,541      30,579,558      29,956,664

  Loss per share--basic and diluted:
  Loss from continuing operations to common
       Stockholders                              $      (0.06)   $      (0.29)   $      (0.11)   $      (0.37)
  Discontinued operations                        $      (0.02)   $       0.00    $      (0.04)   $       0.00
  Net loss to common  stockholders               $      (0.08)   $      (0.29)   $      (0.15)   $      (0.37)

     The following table reflects the potential common shares of the Company at
September 30, 2004 and 2003 that have been excluded from the calculation of diluted earnings per share for the three and nine month periods due to anti-dilution.

                                                  2004               2003
                                                  ----               ----
Options                                         6,195,943          5,922,066
Warrants                                        3,275,000          3,125,000
Convertible Preferred Stock                    64,343,513         59,438,319
                                               ----------         ----------
                                               73,814,456         68,485,385
                                               ==========         ==========

13. CONTINGENCIES

     The Company is both a plaintiff and defendant in lawsuits incidental to its current and former operations. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at September 30, 2004 cannot be ascertained. Management is of the opinion that, after taking into account the merits of defenses and established reserves, the ultimate resolution of these matters will not have a material adverse impact on the Company's consolidated financial position or results of operations.

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

OVERVIEW

     We are an integrated eye care services company focused on vision benefits management (managed vision), retail optical sales and eye care services to patients and the distribution of optical products and services to eye care professionals.

     In September 2003, we began implementing strategies and operational changes designed to improve the operations of Wise Optical. These efforts included developing our sales force, improving customer service, enhancing productivity and streamlining the warehouse and distribution processes. In the nine months ended September 30, 2004, we reduced ongoing costs to better match the operations and attempted to increase sales and improve product margins at Wise Optical.

     In 2004, Wise Optical engaged consultants who have recommended cost cutting measures and we have implemented programs recommended by such consultants which have further reduced costs related to staffing and product shipments. However,
Wise Optical has been unable to increase sales or improve product margins and operating income. While the Company has initiated programs designed to enhance sales and has engaged consultants to assist in this endeavor, there can be no assurance that these efforts can offset the decline in sales and product margins.

     In May 2004, our Board of Directors approved management's plan to exit and dispose of our Technology business, CC Systems. We completed the sale of the net assets of CC Systems on September 10, 2004. In accordance with Statement of
Financial Accounting Standard (SFAS) No. 144 "Accounting for the impairment or
Disposal of Long-Lived Assets," the disposal of CC Systems is accounted for as a discontinued operation.

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

     As a result of our non-compliance with the fixed charge ratio covenant under our term loan and revolving credit facility with CapitalSource Finance,
LLC, on August 16, 2004, our term loan and revolving credit facility with
CapitalSource was amended to, among other things, waive our non-compliance with this covenant, extend the maturity date of the revolving credit facility to
January 25, 2007 and provide us a $2.0 million temporary over-advance. However, continued operating losses at Wise Optical may cause us to fail our debt covenants with CapitalSource as early as the fourth quarter of 2004.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 Compared to the Three Months Ended
September 30, 2003

     Managed Vision revenue. Managed Vision revenue represents fees received under our managed care contracts. Managed Vision revenue decreased to approximately $6.5 million for the three months ended September 30, 2004 compared to approximately $7.1 million for the three months ended September 30,
2003, a decrease of approximately $0.6 million or 8.5%. This decrease resulted from approximately $0.9 million in lost revenue from terminated contracts, primarily as a result of changes made by the Texas state legislature to its
Medicaid and Children's Health Insurance Programs, and $0.3 million of lost revenues resulting from a decline in membership in existing contracts with one of our large health plan customers and net decreases of $0.3 million from the balance of existing contracts, which were partially offset by increases in revenue of approximately $0.9 million from new contracts. We expect the decrease in revenue associated with our large health plan customer contracts to be more than offset by revenue under new contracts with different payors, which became effective in 2004.

     Product sales revenue. Product sales include the sale of contact and ophthalmic lenses through Wise Optical, the sale of optical products through our
Buying Group and the retail sale of optical products in our Consumer Vision segment. Product sales revenue decreased to approximately $16.6 million for the three months ended September 30, 2004 compared to approximately $20.0 million for the three months ended September 30, 2003, a decrease of approximately $3.4 million or 17.0%. This represents a decrease in revenue from Wise Optical of approximately $2.7 million and a decrease in revenue from the Buying Group of approximately $0.7 million. The decrease in Wise Optical revenue was primarily due to a decrease in sales volume that we have continued to experience after we purchased Wise Optical. While the Company has initiated programs designed to enhance sales and has engaged consultants to assist in this endeavor, there can be no assurance that these efforts can offset the decline in sales. The decrease in Buying Group revenue is primarily due to lost business and overall weakness in the optical market. We expect product sales of the Buying Group to approximate current levels for the remainder of the year, adjusted for seasonal fluctuations.

     Other services revenue. Other services revenue primarily represents revenue earned from providing eye care services in our Consumer Vision segment. Other services revenue remained relatively constant at $4.8 million for the three months ended September 30, 2004 compared to the three months ended September 30,
2003.

     Other income. Other income represents non-recurring settlements on contracts. We did not have other income for the three months ended September 30,
2004. This compared to other income of approximately $0.4 million for the three months ended September 30, 2003, a decrease of approximately $0.4 million. This decrease is due to a lack of HSO contract settlements for the three months ended
September 30, 2004.

     Medical claims expense. Medical claims expense decreased to approximately
$4.9 million for the three months ended September 30, 2004, from approximately
$6.0 million for the three months ended September 30, 2003, a decrease of approximately $1.1 million or 18.3%. The medical claims expense loss ratio (MLR)
representing medical claims expense as a percentage of Managed Vision revenue decreased to 75.1% for the quarter ended September 30, 2004 from 84.2% for the quarter ended September 30, 2003. The reduction in the MLR is primarily attributable to the unusually high claims experience in the three months ended
September 30, 2003. The high claims experience resulted from the utilization surge experienced on the Children's Health Insurance Program and Medicaid
Program prior to the elimination of vision benefits announced and initiated by the Texas state legislature beginning in the third quarter of 2003. We expect claims expense to increase in the future as we enter into additional direct-to-employer contracts.

     Cost of product sales. Cost of product sales decreased to approximately
$12.9 million for the three months ended September 30, 2004 compared to approximately $15.7 million for the three months ended September 30, 2003, a decrease of approximately $2.8 million or 17.8%. This decrease is primarily due to a decrease in Wise Optical product costs of approximately $2.2 million and a decrease in Buying Group product costs of approximately $0.6 million. The decrease in Wise Optical and Buying Group product costs is due to the decrease in product revenue.

     Cost of services. Cost of services decreased to approximately $1.9 million for the three months ended September 30, 2004 compared to approximately $2.0 million for the three months ended September 30, 2003, a decrease of approximately $0.1 million or 5.0%. This decrease in cost is primarily due to the decrease in medical services revenue in the Consumer Vision area.

     Selling, general and administrative expenses. Selling, general and administrative expenses decreased to approximately $9.2 million for the three months ended September 30, 2004 compared to approximately $9.7 million for the three months ended September 30, 2003, a decrease of approximately $0.5 million or 5.2%. The decrease in 2004 is primarily due to a decrease in compensation expense associated with the staff reductions which occurred at Wise Optical.

     Interest expense. Interest expense remained relatively constant at approximately $0.3 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003.

     Income tax expense. Income tax recorded for the three months ended
September 30, 2004 of less than $0.1 million primarily represents minimum state tax expense. For the three months ended September 30, 2003 we recorded $5.0 million of income tax expense, which included a $1.0 million income tax benefit on our loss from continuing operations and $6.0 million of tax expense which resulted from the establishment of a full valuation allowance against our deferred tax assets.

     Discontinued operations. In May 2004, our Board of Directors approved management's plan to dispose of our Technology business, CC Systems, and in accordance with SFAS No. 144 this business is reported as a discontinued
operation. The Company completed the sale of the net assets of CC Systems on
September 10, 2004. The loss from discontinued operations of approximately $0.4 million for the three months ended September 30, 2004 reflects the adjusted loss on disposal, based on the fair value of the net assets held for sale.

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September
30, 2003

     Managed Vision revenue. Managed Vision revenue decreased to approximately
$18.9 million for the nine months ended September 30, 2004 compared to approximately $22.0 million for the nine months ended September 30, 2003, a decrease of approximately $3.1 million or 14.1%. This decrease resulted from approximately $3.2 million of lost revenue from terminated contracts, primarily as a result of changes made by the Texas state legislature to its Medicaid and
Children's Health Insurance Programs, and $1.7 million of lost revenues resulting from a decline in membership in existing contracts with one of our large health plan customers, which were partially offset by increases in revenue of approximately $1.7 million from new contracts and approximately $0.1 million from net growth in existing contracts.

     Product sales revenue. Product sales revenue decreased to approximately
$52.5 million for the nine months ended September 30, 2004 compared to approximately $57.0 million for the nine months ended September 30, 2003, a decrease of approximately $4.5 million or 7.9%. This represents a decrease in revenue from Wise Optical of approximately $2.9 million and a decrease in revenue from the Buying Group of approximately $2.0 million, which was partially offset by an increase in Consumer Vision revenue of $0.4 million. The decrease in Wise Optical revenue was primarily due to a decrease in sales volume that we experienced after we purchased Wise Optical. While the Company has initiated programs designed to enhance sales and has engaged consultants to assist in this endeavor, there can be no assurance that these efforts can offset the decline in sales. The decrease in Buying Group revenue is due to a decrease in purchasing volume primarily due to the loss of the business of Optometric Eye Care Center,
P.A., which occurred in the second quarter of 2003. The increase in Consumer
Vision product sales is primarily due to an increase in purchasing volume associated with an improved sales force and increased sales of higher value products through incentive programs and product promotions.

     Other services revenue. Other services revenue increased to approximately
$15.2 million for the nine months ended September 30, 2004 compared to approximately $14.0 million for the nine months ended September 30, 2003, an increase of approximately $1.2 million or 8.6%. This increase is primarily due to increased services volume in the medical, optometry and surgical areas attributable to increased doctor coverage and productivity.

     Other income. Other income for the nine months ended September 30, 2004 was approximately $1.7 million compared to approximately $2.7 million for the nine months ended September 30, 2003, representing a decrease of approximately $1.0 million or 37.0%. This decrease is primarily due to a decrease in HSO contract settlements of approximately $1.2 million, which was partially offset by the settlement of a buying group contract of approximately $0.2 million.

     Medical claims expense. Medical claims expense decreased to approximately
$14.3 million for the nine months ended September 30, 2004, from approximately
$17.3 million for the nine months ended September 30, 2003, a decrease of approximately $3.0 million or 17.3%. The MLR decreased to 75.7% in 2004 from
78.4% in 2003. The reduction in the MLR is primarily attributable to the unusually high claims experience in the nine months ended September 30, 2003.
The high claims experience resulted from the utilization surge experienced on the Children's Health Insurance Program and Medicaid Program prior to the elimination of vision benefits announced and initiated by the Texas state legislature beginning in the third quarter of 2003.

     Cost of product sales. Cost of product sales decreased to approximately
$40.9 million for the nine months ended September 30, 2004 compared to approximately $44.3 million for the nine months ended September 30, 2003, a decrease of approximately $3.4 million or 7.7%. This decrease is primarily due to a decrease in Wise Optical product costs of $1.9 million and a decrease in
Buying Group product costs of approximately $1.9 million, both of which were partially offset by an increase in product costs in Consumer Vision of approximately $0.4 million. The decrease in Wise Optical and Buying Group product costs is due to the decrease in product revenue. The increase in product costs of Consumer Vision is due to the related increase in sales in this division.

     Cost of services. Cost of services increased to approximately $6.3 million for the nine months ended September 30, 2004 compared to approximately $5.9 million for the nine months ended September 30, 2003, an increase of approximately $0.4 million or 6.8%. This increase in cost is primarily due to the increase in medical services revenue in the Consumer Vision area.

     Selling, general and administrative expenses. Selling, general and administrative expenses remained relatively unchanged at $27.2 million for the nine months ended September 30, 2004 compared to approximately $27.5 million for the nine months ended September 30, 2003, a decrease of approximately $0.3 million or 1.1%. The decrease in 2004 is primarily due to a decrease in compensation expense associated with the staff reductions which occurred at Wise
Optical.

     Loss from early extinguishment of debt. The approximate $1.8 million loss from early extinguishment of debt for the nine months ended September 30, 2003, represents the write-off of deferred debt issuance costs and debt discount associated with the exchange of approximately $16.2 million of debt for Series C
Preferred Stock, which occurred on May 12, 2003.

     Interest expense. Interest expense decreased to approximately $0.9 million for the nine months ended September 30, 2004 from approximately $1.7 million for the nine months ended September 30, 2003, a decrease of approximately $0.8 million or 47.1%. This decrease in interest expense is primarily due to a decrease in the average outstanding debt balance mainly as a result of the conversion of approximately $16.2 million of debt to preferred stock in May
2003.

     Income tax expense. Income tax expense of less than $0.1 million recorded for the nine months ended September 30, 2004 primarily represents minimum state tax expense. For the nine months ended September 30, 2003 we recorded $4.9 million of income tax expense, which included a $1.1 million income tax benefit on our loss from continuing operations, offset by $6.0 million of tax expense which resulted from the establishment of a full valuation allowance against our deferred tax assets.

     Discontinued operations. In May 2004, our Board of Directors approved management's plan to dispose of our Technology business, CC Systems, and in accordance with SFAS No. 144 this business is reported as a discontinued
operation. The Company completed the sale of the net assets of CC Systems on
September 10, 2004. The loss on discontinued operations of approximately $1.4 million for the nine months ended September 30, 2004 includes a loss on disposal of approximately $1.0 million, based on the fair value of the net assets held for sale, and the loss from operations of CC Systems during the period of approximately $0.4 million.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

     Our primary sources of liquidity have been cash flows generated from operations in our Managed Vision and Consumer Vision segments, other income from litigation settlements and borrowings under our term loan and revolving credit facility with CapitalSource Finance, LLC. We have continued to settle outstanding litigation with positive results through October 2004.

     As of September 30, 2004, we had cash and cash equivalents of approximately
$3.0 million and additional availability under our revolving credit facility with CapitalSource of approximately $2.9 million.

     As a result of operating losses at Wise Optical, we were not in compliance with the minimum fixed charge ratio covenant under our term loan and revolving credit facility with CapitalSource as of March 31, 2004, April 30, 2004 or May
31, 2004. As discussed below, we amended our term loan and revolving credit facility with CapitalSource on August 16, 2004 and received a waiver from
CapitalSource for any non-compliance with this covenant as of March 31, 2004,
April 30, 2004, May 31, 2004 and June 30, 2004. As discussed below, continued
operating losses at Wise Optical may cause us to fail the debt covenants in our term loan and revolving credit agreement in future periods.

     The following table sets forth a year-over year comparison of the components of our liquidity and capital resources for the nine months ended
September 30, 2004 and 2003:

                                                      (In millions)
                                        2004             2003           $ CHANGE
                                        ----             ----           --------
Cash and cash equivalents              $  3.0           $  2.2           $  0.8

Cash provided by (used in):
    Operating activities               $  3.5           $ (0.3)          $  3.8
     Investing activities              $  0.2           $ (6.7)          $  6.9
     Financing activities              $ (2.4)          $  6.1           $ (8.5)

     Net cash provided by operating activities was approximately $3.5 million for the nine months ended September 30, 2004 compared to approximately $0.3 million of net cash used in operating activities for the nine months ended
September 2003. Net cash provided by operating activities in 2004 included a net loss from continuing operations of approximately $2.7 million, which was offset by $1.4 million of non-cash charges for depreciation, amortization and interest.
The remaining $4.8 million of net cash provided by operating activities was primarily due to increases in accounts payable and accrued expenses. Net cash used in operating activities in 2003 included a loss from continuing operations of approximately $10.5 million, which was offset by $9.8 million of non-cash charges for depreciation, amortization, interest, goodwill impairment, deferred taxes and early extinguishment of debt. The remaining $0.7 million of net cash used in operating activities was primarily due to a decrease in accounts payable and accrued expenses of $1.4 million offset in part by an increase in other liabilities of $0.2 million and by decreases in inventory and other assets of
$1.3 million and $0.2 million respectively.

     Net cash provided by investing activities was approximately $0.2 million for the nine months ended September 30, 2004 compared to approximately $6.7 million of net cash used in investing activities for the nine months ended
September 30, 2003. Net cash provided by investing activities in 2004 included
$0.7 million in proceeds related to the sale of CC Systems, $0.1 million of payments received on notes receivable offset by $0.3 million used to purchase fixed assets and $0.3 million used for managed care deposits. Net cash used in investing activities in 2003 included

$6.2 million to purchase the net assets (excluding cash) of Wise Optical, a deposit of $0.6 million into restricted certificates of deposit to secure standby letters of credit in connection with establishing our captive insurance company and $0.8 million used to purchase fixed assets. These uses of cash were offset by $0.9 million of cash resulting from refunds of escrow deposits and payments on our notes receivable.

     Net cash used in financing activities was approximately $2.4 million for the nine months ended September 30, 2004 compared to approximately $6.1 million of net cash provided by financing activities for the nine months ended September
30, 2003. Net cash used in financing activities in 2004 was primarily used for repayments under our revolving credit facility and term loan with CapitalSource.
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
We have reduced ongoing costs to better match the operations and attempted to increase sales and product margins at Wise Optical.

     In 2004, Wise Optical engaged consultants who have recommended cost cutting measures and we have implemented programs recommended by such consultants which have further reduced costs related to staffing and product shipments. However,
Wise Optical has been unable to increase sales or improve product margins and operating income. While we have initiated programs designed to enhance sales and has engaged consultants to assist in this endeavor, there can be no assurance that these efforts can offset the decline in sales and product margins.

     In addition, in 2003 our Managed Vision segment began shifting away from the lower margin and long sales cycle of our third party administrator (TPA)
style business to the higher margin and shortened sales cycle of a direct-to-employer business. This new direct-to-employer business also removes some of the volatility that is often experienced in our TPA-based revenues. We have the sales force and infrastructure necessary to expand our direct-to-employer business and as a result, we have experienced an increase in new direct-to-employer contracts in 2004. We are experiencing improvements in revenue and profitability in our Consumer Vision segment from 2003 to 2004, largely from growth in existing store sales and enhanced margins as a result of sales incentives, which we expect to continue. We have continued to settle outstanding litigation with positive results through June of 2004. In May 2004, management made the decision to dispose of our Technology operations, CC
Systems. We completed the sale of the assets of CC Systems on September 10,
2004. This sale generated $0.7 million in cash proceeds and reduced demands on both working capital and corporate personnel.

     If we are unable to offset the sales and product margin declines at Wise
Optical, it may continue to incur substantial operating losses. As a result, these substantial operating losses at Wise Optical may cause us to fail the debt covenants as early as the fourth quarter of 2004 and lead to cash shortfalls.
Due to these conditions, we will continue to classify the debt related to the revolving credit facility and term note as current.

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

The CapitalSource Loan and Security Agreement

     As of September 30, 2004, we had approximately $1.9 million of borrowings outstanding under our term loan with CapitalSource, approximately $8.2 million of advances outstanding under our revolving credit facility with CapitalSource and approximately $2.9 million of additional availability under our revolving credit facility.

     As a result of continued operating losses incurred at Wise Optical, we were not in compliance with the minimum fixed charge ratio covenant as of March 31,
2004 under our term loan and revolving credit facility with CapitalSource. In addition, we were not in compliance with this covenant as of April 30, 2004 or
May 31, 2004, but were in compliance with the covenant as of June 30, 2004. In connection with a waiver and amendment to the second amended and restated
revolving credit, term loan and security agreement with CapitalSource entered into on August 16, 2004, we received a waiver from CapitalSource for any non-compliance with this covenant as of March 31, 2004, April 30, 2004, May 31,
2004 and June 30, 2004.

     The August 16, 2004 waiver and amendment also amended the term loan and revolving credit facility to, among other things, (i) extend the maturity date of the revolving credit facility from January 25, 2006 to January 25, 2007, (ii)
provide access to a $2.0 million temporary over-advance bearing interest at prime plus 5.5%, and in no event less than 6%, which is to be repaid in eleven monthly installments of $100,000 commencing on October 1, 2004 with the remaining balance to be repaid in full by August 31, 2005, (iii) change the fixed charge ratio covenant from between 1.5 to 1 to not less than 1 and to extend the next test period for this covenant to March 31, 2005, (iv) decrease the minimum tangible net worth financial covenant from $(2.0) million to $(3.0)
million and (v) add a debt service coverage ratio covenant of between 0.7 to
1.0. In addition, the waiver and amendment increased the termination fee payable if we terminate the revolving credit facility by 2% and increased the yield maintenance amount payable, in lieu of the termination fee, if we terminate the revolving credit facility pursuant to a refinancing with another commercial financial institution, by 2%. The yield maintenance amount was also changed to mean an amount equal to the difference between (i) the all-in effective yield which could be earned on the revolving balance through January 25, 2007 and (ii)
the total interest and fees actually paid to CapitalSource on the revolving credit facility prior to the termination or repayment date. We agreed to pay
CapitalSource $25,000 in financing fees in connection with this waiver and amendment.

     In addition, on August 27, 2004, the Company further amended the second amended and restated revolving credit, term loan and security agreement with
CapitalSource to eliminate a provision whereby a material adverse change with respect to the Company can constitute an event of default or prevent further advances under the loan agreement. This amendment eliminates the lender's ability to declare a default based upon subjective criteria as described in consensus 95-22 issued by the Financial Accounting Standards Board Emerging
Issues Task Force. Palisade Concentrated Equity Partnership, L.P., provided a
$1.0 million guarantee against the loan balance due to CapitalSource related to this amendment. We agreed to pay CapitalSource $15,000 in financing fees in connection with this amendment.

     As noted above, if we are unable to offset the sales and product margin declines at Wise Optical, it may continue to incur substantial operating losses.
As a result, these substantial operating losses at Wise Optical may cause us to fail our debt covenants as early as the fourth quarter of 2004 and lead to cash shortfalls. Due to these conditions, we will continue to classify our debt related to the revolving credit facility and term note as current.

     The term loan and revolving credit facility with CapitalSource are subject to a second amended and restated revolving credit, term loan and security agreement, as amended August 16, 2004 and August 27, 2004. The revolving credit, term loan and security agreement contains certain restrictions on the conduct of our business, including, among other things, restrictions on incurring debt, purchasing or investing in the securities of, or acquiring any other interest in, all or substantially all of the assets of any person or joint venture, declaring or paying any cash dividends or making any other payment or distribution on our capital stock, and creating or suffering liens on our assets. We are required to maintain certain financial covenants, including a minimum fixed charge ratio, as discussed above and to maintain a minimum net worth. Upon the occurrence of certain events or conditions described in the second amended and restated revolving credit, term loan and security agreement
(subject to grace periods in certain cases), including our failure to meet the financial covenants, the entire outstanding balance of principal and interest would become immediately due and payable. As discussed above, we have not complied with our fixed charge ratio covenant in the past.

     Pursuant to the revolving credit, term loan and security agreement, as amended on August 16, 2004, our term loan with CapitalSource matures on January
25, 2006 and our revolving credit facility matures on January 25, 2007. We are required to make monthly principal payments of $25,000 on the term loan with the balance due at maturity. Although we may borrow up to $15 million under the revolving credit facility, the maximum amount that may be advanced is limited to the value derived from applying advance rates to eligible accounts receivable and inventory. The advance rate under our revolving credit facility is 85% of all eligible accounts receivable and 50 to 55% of all eligible inventory. As of
September 30, 2004, the net advances to the Company were $8.2 million. The interest rate applicable to the term loan equals the prime rate plus 3.5% (but not less than 9%) and the interest rate applicable to the revolving credit facility is prime rate plus 1.5% (but not less than 6.0%).

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

The Series B Preferred Stock

     As of September 30, 2004, we had 3,204,959 shares of Series B Preferred
Stock issued and outstanding. Subject to the senior liquidation preference of the Series C Preferred Stock described below, the Series B Preferred Stock ranks senior to all other currently issued and outstanding classes or series of our stock with respect to dividends, redemption rights and rights on liquidation, winding up, corporate reorganization and dissolution. Each share of Series B
Preferred Stock is convertible into a number of shares of common stock equal to such share's current liquidation value, divided by a conversion price of $0.14, subject to adjustment for dilutive issuances. The number of shares of common stock into which each share of Series B Preferred Stock is convertible will increase over time because the liquidation value of the Series B Preferred
Stock, which was $1.92 per share as of September 30, 2004, increases at a rate of 12.5% per year, compounded annually.

The Series C Preferred Stock

     As of September 30, 2004, we had 406,158 shares of Series C Preferred Stock issued and outstanding. The Series C Preferred Stock has an aggregate liquidation preference of approximately $16.2 million and ranks senior to all other currently issued and outstanding classes or series of our stock with respect to liquidation rights. Each share of Series C Preferred Stock is convertible into 50 shares of common stock and has the same dividend rights, on an as converted basis, as our common stock.

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

     o  Our expectation of future revenue, profitability and expense levels;

     o  Our opinion that the outcome of lawsuits will not have a material adverse impact on our consolidated financial position or results of operations;

     o  Our expectation of increased profitability in our Managed Vision segment;

     o  Our expectation of continued improvements in our Consumer Vision segment; and

     o  Our expected impact of future interest rates and cash flows.

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

     o  Other risks and uncertainties discussed elsewhere in this Form 10-Q and detailed from time to time in our periodic earnings releases and reports filed with the Securities and Exchange Commission, including those set forth under "Forward Looking Information and Risk Factors" in the Form
        10-K/A we filed with the Commission on September 2, 2004.

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

     We do not expect changes in interest rates to have a material effect on income or cash flows in the year 2004, although there can be no assurances that interest rates will not significantly change. A 10% change in the interest rate payable by us on our variable rate debt would have increased or decreased the nine-month interest expense by approximately $62,000 assuming that our borrowing level is unchanged. We did not use derivative instruments to adjust our interest rate risk profile during the nine months ended September 30, 2004.

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

     As noted in our Quarterly Report on Form 10-Q for the period ended June 30,
2004, as filed with the Securities and Exchange Commission, our principal executive officer and principal financial officer, along with our

Audit Committee, determined that there was a "material weakness," or a reportable condition related to our accounting for inventory that did not prevent the erroneous reporting of actual inventory levels primarily due to mathematical and fundamental errors in the reconciliation process. Upon identifying the areas of weakness, management has implemented measures to rectify the past errors and to prevent them in the future. These measures include an enhanced inventory reconciliation process to provide more detailed, mathematical checks and a detailed comparison to prior periods, daily analysis of product margin and cost of goods sold, random inventory cycle counts and improved tracking of customer deposits related to inventory lens banks. We are continuing to monitor these processes to further enhance our procedures as may be necessary.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     HEALTH SERVICE ORGANIZATION LAWSUITS

     In October 2004, we reached settlement with Tri-County Eye Institute {and in November 2004 we settled with Thomas Wassestrom, and Rice}, the HSO practices which we were in litigation in the matter of In re Prime Vision Health, Inc.
Contract Litigation, MDL 1466, which was previously reported in our Annual
Report on Form 10-K/A for the year ended December 31, 2003. These settlements resulted in cash payments to us and mutual termination of the HSO service agreements.

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

EXHIBIT   DESCRIPTION
-------   -----------

10.1      Waiver and First Amendment to Second Amended and Restated Revolving
          Credit, Term Loan and Security Agreement, dated as of August 16, 2004, by and between the Registrant, OptiCare Eye Health Centers, Inc.,
          PrimeVision Health, Inc., OptiCare Acquisition Corporation and
          CapitalSource Finance LLC.

10.2      Second Amendment to Second Amended and Restated Revolving Credit, Term
          Loan and Security Agreement, dated as of August 27, 2004, by and between the Registrant, OptiCare Eye Health Centers, Inc., PrimeVision
          Health, Inc., OptiCare Acquisition Corporation and

          CapitalSource Finance LLC. (Filed as Exhibit 10.1 to the Registrant's
          Current Report on Form 8-K filed with the Commission on September 1,
          2004 (File No. 001-15223))

10.3      Letter Agreement, dated as of August 27, 2004, by and between the
          Registrant, OptiCare Eye Health Centers, Inc., PrimeVision Health,
          Inc., OptiCare Acquisition Corporation, CapitalSource Finance LLC and
          Palisade Concentrated Equity Partnership, L.P. (Filed as Exhibit 10.2
          to the Registrant's Current Report on Form 8-K filed with the
          Commission on September 1, 2004 (File No. 001-15223))

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

Date: November 15, 2004          OPTICARE HEALTH SYSTEMS, INC.

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
                                      William A. Blaskiewicz
                                      Vice President and Chief Financial Officer
                                      (Principal Financial and Accounting
                                      Officer and duly authorized officer)

                                  EXHIBIT INDEX

EXHIBIT   DESCRIPTION
-------   -----------

10.1      Waiver and First Amendment to Second Amended and Restated Revolving
          Credit, Term Loan and Security Agreement, dated as of August 16, 2004, by and between the Registrant, OptiCare Eye Health Centers, Inc.,
          PrimeVision Health, Inc., OptiCare Acquisition Corporation and
          CapitalSource Finance LLC.

10.2      Second Amendment to Second Amended and Restated Revolving Credit, Term
          Loan and Security Agreement, dated as of August 27, 2004, by and between the Registrant, OptiCare Eye Health Centers, Inc., PrimeVision
          Health, Inc., OptiCare Acquisition Corporation and CapitalSource
          Finance LLC. (Filed as Exhibit 10.1 to the Registrant's Current Report
          on Form 8-K filed with the Commission on September 1, 2004 (File No.
          001-15223))

10.3      Letter Agreement, dated as of August 27, 2004, by and between the
          Registrant, OptiCare Eye Health Centers, Inc., PrimeVision Health,
          Inc., OptiCare Acquisition Corporation, CapitalSource Finance LLC and
          Palisade Concentrated Equity Partnership, L.P. (Filed as Exhibit 10.2
          to the Registrant's Current Report on Form 8-K filed with the
          Commission on September 1, 2004 (File No. 001-15223))

31.1      Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2      Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32        Certification of Chief Executive Officer and Chief Financial Officer
          pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.