Form 10-K
period 2004-12-31
OPTICARE HEALTH SYSTEMS INC
filed 2005-04-01
CIK 311046

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------
                                    FORM 10-K

(MARK ONE)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [_] Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). [_] Yes [X] No

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

The number of shares outstanding of the registrant's Common Stock, par value
$.001 per share, as of March 1, 2005, was 30,521,066.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III of this Annual Report on Form 10-K is incorporated herein by reference to the registrant's Proxy Statement for the
2005 Annual Meeting of Stockholders.

                          OPTICARE HEALTH SYSTEMS, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I

                                     PART II

ITEM 5.    MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER
              MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES..........    23
ITEM 6.    SELECTED FINANCIAL DATA.......................................    23
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE........................    46
ITEM 9A.   CONTROLS AND PROCEDURES.......................................    46
ITEM 9B.   OTHER INFORMATION.............................................    46

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY...............    46
ITEM 11.   EXECUTIVE COMPENSATION........................................    47
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT AND RELATED STOCKHOLDER MATTERS.................    47
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................    47
ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES........................    47

                                     PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES....................    47

SIGNATURES...............................................................    55

                                     PART I

ITEM 1. BUSINESS

THE FOLLOWING BUSINESS SECTION CONTAINS FORWARD-LOOKING STATEMENTS, WHICH
INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM
THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN
FACTORS. (SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS-FORWARD-LOOKING INFORMATION AND RISK FACTORS").

GENERAL

     We are an integrated eye care services company focused on providing managed vision and professional eye care products and services. On September 10, 2004, we sold our Technology operation, CC Systems, Inc. and on January 12, 2005 we sold our Distribution division which was comprised of Wise Optical and the
Buying Group. The effective date of the Distribution division sale was December
31, 2004. As a result of the sales, we now operate in two distinct segments of the eye care market which, together, cover a substantial portion of this market:

     o    Our Managed Vision Division contracts with insurers, employer groups, managed care plans, HMOs and other third-party payers to manage claims payment and other administrative services of eye health benefits for contracting parties in fourteen states and to provide insurance coverage relating to certain eye care products and services.

     o    Our Consumer Vision Division sells retail optical products to consumers and owns and/or operates integrated eye health centers, professional optometric practices and surgical facilities in
          Connecticut. We also own a manufacturing laboratory in Connecticut, in which prescription eyeglasses are fabricated and supplied to all of our Connecticut locations.

RECENT DEVELOPMENTS

New Capital Structure

     On January 12, 2005, we (including certain of our subsidiaries) closed a series of transactions which resulted in a major restructuring of our debt, equity and voting capital stock. Taken together, these transactions lowered our long-term debt and accounts payable by approximately $6.1 million and $1.5 million, respectively and increased our equity by approximately $4.4 million.

The transactions included, among other things, the following:

     o    Palisade Concentrated Equity Partnership, L.P., our majority stockholder, purchased, for approximately $4.0 million in cash,
          252,525 shares of our Series D Preferred Stock, par value $0.001 per share, which are convertible into 10,101,000 shares of our common stock and Linda Yimoyines, the spouse of our Chairman and former Chief
          Executive Officer, purchased for approximately $0.445 million in cash,
          28,093 shares of our Series D Preferred Stock which are convertible into 1,123,720 shares of our common stock. Each holder of Series D
          Preferred Stock is entitled to vote, on an as converted basis, on all matters with the holders of common stock and receive dividends equally and ratably with the holders of common stock in an amount equal to the dividends such holder would receive if it had converted its Series D
          Preferred Stock into common stock on the date the dividends are declared.

     o    OptiCare Acquisition Corp., our wholly-owned subsidiary, entered into an Asset Purchase Agreement with Wise Optical, LLC and AECC/Pearlman
          Buying Group, LLC, both entities formed by Dean J. Yimoyines, M.D. our former Chief Executive Officer, current President and Chief Executive
          Officer of our medical affiliate, OptiCare P.C., and a current member of our Board of Directors, pursuant to which

          we sold, effective as of December 31, 2004, substantially all of the assets and certain liabilities of our Distribution Division, which consisted of our contact lens distributor, Wise Optical, and our
          Optical Buying Group, for an aggregate purchase price of $4,150,000, less a working capital adjustment of $575,000 and closing costs and other direct costs of $349,000.

     o    We, together with certain of our subsidiaries, entered into the Third
          Amendment to the Second Amended and Restated Revolving Credit, Term
          Loan and Security Agreement with CapitalSource Finance LLC, our senior lender. The Loan Amendment amends the terms of the Second Amended and
          Restated Revolving Credit, Term Loan and Security Agreement, dated as of March 29, 2004, as amended by the Waiver and First Amendment to
          Second Amended and Restated Revolving Credit, Term Loan and Security
          Agreement, dated as of August 16, 2004, and the Second Amendment to
          Second Amended and Restated Revolving Credit, Term Loan and Security
          Agreement, dated as of August 27, 2004, to reduce the tangible net worth covenant for December 2004 and January 2005 from ($3,000,000) to
          ($6,500,000). Without this Amendment, we would have been in violation of the tangible net worth covenant at December 31, 2004. Under the revolving credit, term loan and security agreement, as amended; we must maintain a tangible net worth of at least ($3,000,000) after
          February 1, 2005.

Capitalization Table

     The following table sets forth our capitalization as of December 31, 2004 and the pro forma capitalization to reflect the transactions that closed on
January 12, 2005, as if the transactions occurred on December 31, 2004.

                              Capitalization Table
                             (Amounts in thousands)
                                   (Unaudited)

                                                         As of December 31, 2004
                                                         -----------------------
                                                            Actual    Pro forma
                                                           --------   ---------
Long-term debt (including current portion):
   Term note payable                                       $  1,775   $  1,725
   Revolving credit note                                      8,388      2,293
   Subordinated notes payable                                   193        193
                                                           --------   --------
      Total long-term debt (including current
         portion)                                            10,356      4,211
Series B 12.5% Voting, Redeemable, Cumulative
   Convertible Participating Preferred Stock;
   $0.001 par value, 3,500,000 authorized,
   3,204,959 shares issued and outstanding                    6,344      6,344

Stockholders' equity:
   Series C Preferred Stock, $0.001 par value;
      ($16,251 aggregate liquidation preference);
      406,158 shares issued and outstanding                       1          1
   Series D Preferred Stock, $0.001 par value;
      ($4,445 aggregate liquidation preference);
      no shares issued or outstanding (actual);
      280,618 shares issued and
      outstanding (pro forma)                                    --         --
   Common Stock, $0.001 par value; 150,000,000
      shares authorized; 30,638,283 shares issued
      and outstanding                                            31         31
   Additional paid-in capital                                79,192     83,637
   Accumulated deficit                                      (73,659)   (73,659)
                                                           --------   --------
      Total stockholders' equity                              5,565     10,010
                                                           --------   --------
   Total Capitalization                                    $ 22,265   $ 20,565
                                                           ========   ========

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
Ophthalmologists are specifically trained physicians who have completed four years of medical school, obtained a medical degree and have received specialty training in ophthalmology. Ophthalmologists are licensed to conduct diagnostic examinations and to perform ophthalmic surgery. Optometrists complete four years of optometry school and are generally licensed to perform routine eye examinations and prescribe corrective optical devices (principally eyeglasses and contact lenses). Optometrists do not perform surgery, but often provide pre-
and post-operative care. Opticians measure, fabricate, fit and adjust glasses as requested by patients and as prescribed by doctors. They also perform routine repairs and dispense eyeglasses and contact lenses. There are approximately
17,100 practicing ophthalmologists and 32,000 practicing optometrists in the
U.S.

     The U.S. market for eye care services and optical products is large and growing. There are 187 million adults that wear corrective and non-corrective eyewear in the U.S., representing 86% of the total U.S. adult population. 135 million American adults wear prescription eyewear, or 62%. Of the 135 million adults that wear eyewear in the U.S., 48% have an eye exam every year or less and 22% have an eye exam every two years.

     2004 proved to be a successful year for U.S. lens retailers. Both chain and independent stores showed 10.9% sales growth in 2004 compared to 2003.

     The annual market for eye care services and optical products is expected to grow at rates of 2% to 5%, respectively, for the next several years. The single most compelling explanation for such growth is demographics, and, specifically the aging baby boom segment of the population. The need for corrective lenses is highly correlated with age. While 63% of 25-44 year-olds need such lenses, 95%
of 45-64 year-olds require them. As the median age

of the population increases (the portion of the U.S. population age 45 and over is projected to grow 21% from 2001 to 2010), the number of Americans requiring vision correction is expected to grow. Further, the rise of third-party plan providers continues to fuel growth in the industry. Since 1989, the portion of the eye care population covered by third-party plan providers has grown from 40%
to 54%.

     Eye care in the U.S. is a $45 billion market. Of that, approximately $29 billion is spent annually on health care services related to eye care. In addition, consumers spend approximately $16 billion annually on retail optical products, of which approximately 84%--or $14 billion--is spent on lenses and frames, while approximately 12%--or $2 billion--is spent on contact lenses (with the balance, approximately 4% or $0.6 billion, being spent on sunglasses).

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

Managed Vision Services

     According to a Managed Care National Statistics publication, national managed care enrollment in 2004 in health maintenance organizations was 68.8 million and in preferred provider organizations was 109.0 million. Almost all health care insurance plans cover medical/surgical treatment of eye disorders and many also provide vision care benefits, including routine eye exams and optical products.

     We believe that enrollment in health care insurance plans, which provide coverage of eye care services will continue to grow. We expect this trend will be supported by managed care plans offering enhanced vision and eye care benefits in order to more aggressively compete for potential membership.

     Further, vision care coverage is the fastest growing employee benefit.
Vision is a low-cost, high perceived value benefit, rated by employees as one of the three most important benefits. According to the Hay Group, a
Philadelphia-based consulting firm, in their 2001 Hay Benefits Report, 65% of employers provided some form of vision care coverage, compared to 50% in 1997 and 58% in 1999.

DESCRIPTION OF BUSINESS DIVISIONS

     Our business operations are managed through two divisions which, together, cover a substantial portion of the eye care market: Managed Vision and Consumer
Vision.

Managed Vision Division

Description

     Our Managed Vision Division contracts with insurers, insurance fronting companies, employer groups, managed care plans, HMOs and other third-party payers to manage claims payment and administration of eye health benefits for those contracting parties in Connecticut, Colorado, Florida, Georgia, Louisiana,
Mississippi, Missouri, New Jersey, New York, North Carolina, Oklahoma, South
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

     We believe that our managed vision services provide significant value to third-party payers by delivering high quality managed eye care benefits to plan members and comprehensive, cost-effective administrative services to the third-party payers. We believe that we are well positioned to compete for all types of eye care contracts because of our managed care expertise, sophisticated information systems, third party provider relationships and operating history.

Strategy

     Recognizing the significant growth potential of this market segment, we are:

     o    Positioning ourselves to contract for business directly with employer groups and other associations, thereby reaching another sector of the third-party payer market and broadening the base of our revenue stream;

     o    Increasing our membership lives, which will enable us to offer cost advantages by directing volume to targeted markets, thereby increasing the value of our services to the practitioners who contract with us;
          and

     o    Offering non-insurance related products, including Administrative
          Services Only (ASO) and IRC Section 125 plans, with benefits that include the administration of well eye examinations and/or prescription optical products.

Market Position

     As of December 31, 2004, we administered eye care benefit programs, delivered through networks of eye care professionals nationwide, for approximately 3.1 million benefit enrollees under capitation (i.e., payment by an insurer to a managed care entity or network of a fixed amount per member or per enrollee each month, quarter or year) and/or fee-for-service arrangements.

Customers

     The customers of our Managed Care Vision Division include insurers, managed care plans, HMOs and other third-party payers. With the advent of our
Direct-to-Employer suite of products, our customer base is being enlarged to include, among others, employers, employer groups, unions, trade organizations and municipalities. We have seven managed vision contracts with two insurers,
CIGNA and United HealthCare, which account for 27% of our consolidated revenue in 2004. The consolidated revenues for 2004 exclude the revenues of both the
Technology operation, CC Systems, Inc., which was sold in September 2004 and the
Distribution business which was sold in January 2005. The operating results for these two businesses are reflected in discontinued operations in our consolidated financial statements. CIGNA experienced a decline in members receiving eye care benefits beginning in January 2004, which translated into a
$2.0 million decline in our annual revenue; however, a new contract with a different payer became effective on March 1, 2004, which we expect will partially offset this decrease in revenue.

     Most of our contracts have terms of one to three years and contain an automatic renewal provision for additional one-year periods and grant either party the right to terminate the contract upon 90-180 days' notice.

Products & Services

     We are distinguished in the eye care insurance industry because we offer a number of different risk-bearing contractual relationships for our clients. In addition to traditional "Managed Care Vision Benefits," described in the first point below, we offer a suite of products, which we refer to as our
"Direct-to-Employer" products, described in the second, third and fourth points below.

     o    Managed Care Vision Benefits - We administer vision benefits for health plans to over 3.1 million benefit lives under capitation and fee-for-service arrangements. Benefits administered under these programs are for well vision, preventive exams and optical hardware in addition to medical and surgical eye care benefits. We assume partial or full financial risk with respect to the majority of the lives for which we administer vision benefits. We have been administering benefits of this nature for more than ten years.

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

     o    Provider Contracting - Upon obtaining a managed care contract, we typically define and/or develop a network of ophthalmologists, optometrists and opticians, facilities and anesthesiologists to provide the eye care services required under the contract. Generally, we attempt to contract first with eye care professionals with whom we have an existing contractual relationship. Additionally, we seek to enter into contracts with independent eye care professionals as well as to work in conjunction with our partners to build networks that meet set access standards.

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

          In conducting our credentialing reviews, we apply the national standards--set by the National Committee for Quality Assurance--by
          which health plans are measured for compliance with quality assurance initiatives. OptiCare was re-audited for continued accreditation in late 2004 and subsequently re-awarded accreditation in January 2005 through December 2006 as a Credentialing Verification Organization by
          the National Committee for Quality Assurance for all of the eleven elements tested. Eye care professionals, who are credentialed for our panels, are currently re-credentialed every three years.

     o    Claims Payment - For most contracted payers, we pay claims to our network providers for services rendered in the fulfillment of vision benefits for members. We also have Internet capabilities for authorizations (if needed), direct claim submission and claim tracking. Additionally, we accept claims via electronic data interchange, enabling providers to send claims through their own practice management software. We believe these enhancements have continued to help lower our cost of operations, improve service and speed the payment cycle to our providers.

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

     o    Utilization Management - Our Utilization Management staff ensures that established clinical criteria are followed in provision of services and benefits to members. Using proprietary clinical criteria for eye care procedures that are based on Center for Medicare and Medicaid
          Services' local carrier policy and the American Academy of
          Ophthalmology's guidelines; we work with eye care professionals to determine appropriate eye care treatments. While these practices are intended to reduce unnecessary procedures--and therefore costs--there can be no assurance that costs may not become excessive.

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

     o    Quality Management - Our Quality Management Department tracks complaints and concerns and conducts surveys for members, providers and payers to ensure that all parties are satisfied with the services and the service levels provided. Department personnel also recommend, or take, steps to address conditions from which valid complaints have arisen. In addition, we perform retrospective-outcome studies and other quality assessment studies on the care rendered by our network of providers.

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

     Certain states, however, such as Texas, where we work on a capitated basis, require that the risk-bearing entity (e.g., the managed care company) be licensed for capitated arrangements unless that entity qualifies under certain exceptions (such as that it be a professional corporation which is owned by eye care providers). We do not qualify for such an exception. As a risk-bearing entity, we are currently licensed and operate our capitated arrangements through a wholly-owned, single-service HMO subsidiary, AECC Total Vision Health Plan of
Texas, Inc. (See "--Regulation of Our HMO Subsidiary")

     If we are required to become licensed under the laws of states other than
Texas for our Managed Care Vision Benefits products, the licensure process can be lengthy and time consuming. In states where we already are conducting such business, unless the regulatory authority permits us to continue to operate while the licensure process is progressing, we could suffer losses of revenue that would result in material adverse changes in our business while the licensing process is pending. In addition, licensing requirements may mandate strict financial and other requirements we may not immediately be able to meet and which, if waivers or other exemptions are not available, might cause us to withdraw from those states or otherwise cause a material adverse change to our business, operations or financial position. (The same risks may not apply to the same degree for our Direct-to-Employer suite of products

due to our relationship with Fidelity Security Life Insurance Company, which is licensed to write life and health insurance in all 50 states (New York, reinsurance only). Once licensed, we would be subject to regulatory compliance and required to report to the licensing authority.

     We also hold a license as a third-party administrator in Florida, North
Carolina, South Carolina and Texas and are a licensed utilization review agent in South Carolina, Texas, Tennessee and New York. In addition, we have a preferred provider network license in Connecticut.

     In New Jersey we have applications on file to become a Certified Organized
Delivery System and a third-party administrator and were recommended for approval on February 22, 2005.

     These same requirements, it should be noted, can also serve as a barrier to entry to competition in states where such licensure is required.

     Regulation of Our Captive Insurance Subsidiary. Our Captive Insurance
Company subsidiary, Opticare Vision Insurance Company (OVIC) is a licensed
Captive Insurance Company domiciled in South Carolina. It is subject to regulation and supervision by the South Carolina Department of Insurance who
requires us to maintain $500,000 of unencumbered capital and surplus via a letter of credit.

     Regulation of Our HMO Subsidiary. Our Texas HMO subsidiary, AECC Total
Vision Health Plan of Texas, Inc. is a licensed single service HMO. It is subject to regulation and supervision by the Texas Department of Insurance, which has broad administrative powers relating to standards of solvency, minimum capital and surplus requirements, maintenance of required reserves, payment of dividends, statutory accounting and reporting practices and other financial and operational matters. The Texas Department of Insurance requires that stipulated amounts of paid-in-capital and surplus be maintained at all times. Our Texas HMO subsidiary is required by terms of an Order of the Commissioner of Insurance, dated August 12, 1999, as modified in November 2003, to maintain a minimum net worth of $500,000. Dividends payable to us by our Texas HMO subsidiary are generally limited to the lesser of 10% of statutory-basis capital and surplus or net income of the preceding year excluding realized capital gains. In addition, the Company's agreement with the Texas Department of Insurance, required the
Company to pledge investments of $250,000, at December 31, 2004 and December 31,
2003.

     Third Party Administration Licensing. Some states require licensing for companies providing administrative services in connection with managed care business. We currently hold third party administrator licenses in Florida, North
Carolina, South Carolina and Texas. We may seek licenses in the states where they are required for eye care networks, if needed. In the event such licensure is required and we are unable to obtain a license, we may be forced to withdraw from that state, which could have a material adverse effect on our business.

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

     Preferred Provider Networks. We previously registered as a preferred provider network (PPN) with the Connecticut Office of Health Care Access. In
2003, this regulatory function was transferred to the Department of Insurance and the definition of a PPN was revised to focus on entities assuming financial risk. We have received approval from the Department of Insurance for a PPN in
Connecticut. Many states have provider network licensure registration requirements and many of these mandate that an organization have specified financial reserves or insolvency protections and provide financial reporting and disclosures to state officials. Our activities over time in Connecticut and/or in various other states may subject us to regulation under such arrangements, and our ability to comply with these requirements or to secure the necessary regulatory approval, cannot be assured.

     "Any Willing Provider" Laws. Some states have adopted, and others are considering, legislation that requires managed care networks to include any qualified and licensed provider who is willing to abide by the terms of the network's contracts. These laws could limit our ability to develop effective managed care networks in such states. However, we believe that if such legislation were adopted that the unique medical management and eye care claim data analysis services we offer would provide great value to our clients. There are currently no states in which we operate our managed care business that have
"any willing provider" requirements, although Texas does impose certain anti-discrimination requirements for ophthalmologists and optometrists. Further, with the introduction of our Direct-to-Employer suite of products, we have added business lines which would not be directly affected by adoption of "any willing provider" requirements in the states in which we do such business.

     Health Insurance Portability and Accountability Act - Administrative
Simplification. The Health Insurance Portability and Accountability Act
(referred to as HIPAA), passed in 1996 by Congress, requires the Department of
Health and Human Services (referred to as HHS) to enact standards for information sharing, security and the use, disclosure and confidentiality of patients' protected health information. The HHS, in its administrative simplification provisions, has published three sets of final regulations implementing healthcare transactions and privacy standards under HIPAA. These regulations apply to what are termed "covered entities" (i.e., health plan, health care clearinghouse and healthcare provider) and, under terms of the regulations, in certain instances we may be a covered entity and in other instances we may be classified as a business associate of an independent covered entity. In addition, state laws may place additional limitations on the use or disclosure of patients' information.

     The first set of final regulations requires covered entities to use uniform standards, including data reporting, formatting and coding, for common healthcare transactions. The Standards for Electronic Transactions Final Rule
was published August 2000 and became effective in October 2003. We implemented the appropriate compliance initiatives, including systems enhancements, for the electronic transaction and code set requirements and we believe we are in compliance with this regulation.

     The second set of final regulations imposes new standards relating to the privacy of individually identifiable health information. The Standards for
Privacy and Individually Identifiable Health Information Final Rule was
published December 2000 and became effective April 2001 with a compliance date of April 2003. These standards require covered entities to comply with rules governing the use and disclosure of protected health information. The standards also require covered entities to enter into certain contractual provisions with any business associate to whom individually identifiable information is disclosed. We implemented appropriate compliance initiatives, including systems enhancements, training and administrative efforts, required to be compliant with the HIPAA Privacy Regulations and we believe we are in compliance with this regulation.

     A third set of regulations under HIPAA, the Final Rule for Security
Standards, was published in February 2003 with a compliance date of April 2005.
The Final Rule establishes minimum security requirements for covered entities to protect health information in electronic form. In some cases, we will also have to comply with applicable state regulations regarding privacy and medical information. We have created a security plan that includes administrative, technical and physical security safeguards to ensure our adherence to the regulations by the compliance date. While we will incur costs to become compliant with the HIPAA regulations, we believe this will not have a significant overall impact on our results of operations. We will continue to monitor new developments under HIPAA and the regulations and pronouncements issued there under to ensure compliance.

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
operations.

     Interpretation and Implications. Many of the laws described provide for civil and criminal penalties and have been subject to limited judicial and regulatory interpretation. They are enforced by regulatory agencies that are vested with broad discretion in interpreting their meaning. Our agreements and activities have not been examined by federal or state authorities under these laws and regulations. There can be no assurance that review of our business arrangements will not result in determinations that adversely affect our operations or that certain material agreements between us and eye care providers or third-party payers will not be held invalid and unenforceable.

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

Consumer Vision Division

Description

     The Consumer Vision Division provides eye care services and products to consumers through a total of 18 integrated eye health centers and professional optometric practices, two surgery centers, one of which is a laser correction center we own and operate in Connecticut. In the integrated eye health centers, comprehensive eye care services are provided by ophthalmologists and optometrists. We also conduct all management, billing, systems and related procedures for the operation of these facilities.

Strategy

     We are seeking to improve the profitability of our Consumer Vision Division by generating higher volume through existing locations. To do so, we are trading on our promise of "better doctors, better training and better care" and our wide selection of quality brand name and private label products which span a wide range of price points. Further, we are continuing test marketing programs to increase optical sales and implementing profit improvement plans throughout the
Consumer Vision Division to better define our customer base and to improve target marketing.

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

     Surgical Centers. We own and operate two surgery centers in Connecticut, one of which is a laser correction center. In our ambulatory surgery center in
Waterbury, Connecticut, ophthalmic surgeons perform a range of eye care surgical procedures, including cataract surgery and surgical treatment of glaucoma, macular degeneration and diabetic retinopathy. In our laser center in Danbury,
Connecticut, we use a VISX excimer laser for the correction of nearsightedness, farsightedness and astigmatism. In these centers, we bill patients (or their insurers, HMOs, Medicare, Medicaid or other responsible third-party payers) for use of the surgery facility. Our surgeons bill the patients separately for their services. For laser correction, patients are billed directly and, generally, we are not reimbursed by third-party payers. Our ambulatory facility in Waterbury is state licensed and approved for the payment of facility fees by most health plans and is Medicare approved.

     Manufacturing Laboratory. We also have a complete manufacturing facility in
Connecticut, with state of the art equipment, in which lenses are fabricated, surfaced and ground to specifications and supplied to all of our Connecticut locations. Additionally, our lab manufacturing services are integrated into some of our Managed Vision programs that are administered in Connecticut.

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

     We purchase most of our eyeglass frames, ophthalmic lenses and other optical goods and devices through our recently sold buying group operation. In addition, most of our contact lenses were and will continue to be provided by
Wise Optical which was also sold as part of the Distribution business sale which took place on January 12, 2005. In connection with the sale of the Distribution business, we entered into a Supply Agreement with AECC/Pearlman Buying Group,
LLC and Wise Optical LLC. The supply Agreement is a four year commitment to purchase, on a non-exclusive basis $4.2 million of optical products per year through AECC/Pearlman Buying Group, LLC from certain designated manufacturers and suppliers. This annual commitment includes the purchase of approximately
$1.3 million of contact lenses a year from Wise Optical LLC. Under the Supply
Agreement, we are also obligated to pay AECC/Pearlman Buying Group, LLC an annual fee based on the total of all purchases we make under the Supply
Agreement. If the Supply Agreement is terminated because of our default, we must make a buyout payment of between $0.8 million and $0.2 million depending on when the Supply Agreement is terminated.

Legal & Compliance

     Our Consumer Vision Division is subject to numerous federal and state laws and regulations, including the following:

     Surgical Facility Regulations. Our licensed ophthalmic outpatient surgical facility in Waterbury, Connecticut is subject to the terms of Certificate of
Need approvals from the Office of Health Care Access and licensure under the provisions of the Connecticut Public Health Code. The facility also is a participating provider under the federal Medicare and Connecticut Medicaid programs and has provider agreements with various commercial and governmental third-party payers. Violation of any of the terms and conditions of the
Certificate of Need approvals

and the Connecticut Public Health Code license governing the facility's operation could result in fines or other sanctions against the facility and its operators, including OptiCare being enjoined or precluded from further operation of the facility. Failure to adhere to the terms of participation for the
Medicare or Medicaid programs or a violation of billing or other requirements for the public and private third-party payment programs governing the facility could result in civil or criminal sanctions against the facility and its operators, refund obligations or claims denials and/or termination or exclusion from participation in Medicare, Medicaid or other payer programs. The structure of relationships involving the facility and clinicians providing services in conjunction with the facility also is subject to federal fraud and abuse statutes (including the anti-kickback statute) and related state and federal authorities.

     Excimer Laser Regulation. Medical devices, including the excimer laser used in our Danbury, Connecticut laser surgery center, are subject to regulation by the U.S. Food and Drug Administration, referred to as the FDA. Failure to comply with applicable FDA requirements could subject us, our affiliated providers or laser manufacturers to enforcement action, product seizures, recalls, withdrawal of approvals and civil and criminal penalties. Further, failure to comply with regulatory requirements could result in a limitation on, or prohibition of, our use of excimer lasers. Currently, the FDA recognizes that physicians may, in their medical judgment, determine that a particular FDA approved laser is appropriate to use for a particular procedure, even if such use has not been evaluated by the FDA. The FDA's policy on such non-FDA approved use is that it falls under the practice of medicine and is not within the jurisdiction of the
FDA. If the FDA was to adversely change its policy with regard to non-FDA approved uses, or take any other adverse regulatory action, it could have a detrimental effect on our use of excimer lasers.

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

     Corporate Practice of Ophthalmology and Optometry. The laws of a number of states prohibit corporations that are not owned entirely by eye care professionals from:

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

     o    Do not exercise influence or control over the professional practices or clinical judgments of eye care practitioners employed by the professional affiliate; and

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

     Prohibitions of Certain Referrals. The Omnibus Budget Reconciliation Act of
1993 includes a provision that significantly expands the scope of the Ethics in
Patient Referral Act, also known as the "Stark Law." The provisions of the Stark
Law originally prohibited a physician from referring a Medicare or Medicaid patient to any entity for the provision of clinical laboratory services if the physician or a family member of the physician had an ownership interest in or compensation relationship with the entity. Revisions to the Stark Law since 1993 prohibit a referral to an entity in which the physician or a family member has a prohibited ownership interest or compensation relationship if the referral is for any of a list of "designated health services," which includes "prosthetic devices." Under federal authority and the standards imposed by various state
Medicaid programs, eyeglasses and contact lenses for patients who have undergone certain ophthalmic procedures would be considered prosthetic devices covered by the Stark Law and regulations. The Stark regulations provide that the prohibition of referrals for these types of eyewear does not apply if the arrangement between the physician and the eyewear seller conforms to the
Medicare and Medicaid anti-kickback statute (42 USC Section 1320a-7b), referred to as the Anti-Kickback Statute, and other regulatory requirements. There can be no assurance that future interpretations of such laws and future regulations promulgated thereunder will not affect our existing relationship with our professional affiliate.

     State Fee-Splitting and Anti-Kickback Laws. Most states have laws which prohibit the paying or receiving of any remuneration, direct or indirect, that is intended to induce referrals for health care products or services and prohibit "fee-splitting" by health care professionals with any party except other health care professionals in the same professional corporation or practice association. In most cases, these laws apply to the paying of a fee to another person or entity for referring a patient or otherwise generating business, and do not prohibit payment of reasonable compensation for facilities and services other than the generation of business, even if the payment is based on a percentage of the revenues of the professional practice. In addition, to the extent we are engaged in the direct delivery of vision care services in a jurisdiction we have to comply with those statutes. There is no express statute on this specific subject in Connecticut.

     Federal Anti-Kickback Statute. The federal Anti-Kickback Statute prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of "federal health care program" patients, or in return for the purchase, lease or order of any item or service that is covered by a
"federal health care program." A "federal health care program" includes
Medicare, Medicaid, TRICARE, and certain other state programs funded by the federal government, among others. Pursuant to this law, the federal government has pursued a policy of increased scrutiny of transactions among health care providers in an effort to reduce potential fraud and abuse relating to government health care costs. The Anti-Kickback Statute, provides criminal penalties for individuals or entities participating in federal health care programs who knowingly and willfully offer, pay, solicit or receive remuneration in order to induce referrals for items or services reimbursed under such programs. In addition to federal criminal penalties, the Anti-Kickback Statute provides for civil monetary penalties and exclusion of violators from participation in federal health care programs. A violation of the Anti-Kickback
Statute requires the existence of all of these elements: (i) the offer, payment, solicitation or receipt of remuneration; (ii) the intent to induce referrals;
(iii) the ability of the parties to make or influence referrals of patients;
(iv) the provision of services that are reimbursable under any federal health care program; and (v) patient coverage under any federal health care program.

     To our knowledge, there have been no case law decisions regarding service agreements similar to that which we have with our professional affiliate that would indicate that such agreements violate the Anti-Kickback Statute. Because of the breadth of the Anti-Kickback Statute and the government's active enforcement thereof, there can be no assurance, however, that future interpretations of such laws will not require modification of our existing relationship with our professional affiliate. If our services agreement is ever determined to be in violation of the Anti-

Kickback Statute, it is likely that there would be a material adverse impact on our business, financial condition and results of operation.

     Advertising Restrictions. Many states have laws that prohibit licensed eye care professionals from using advertising that includes any name other than their own, or from advertising in any manner that is likely to mislead a person to believe that a non-licensed professional is eligible to be engaged in the delivery of eye care services. Advertising is prohibited if it is undertaken in a manner that is deemed inappropriate for a professional or likely to mislead.
There are regulatory requirements in Connecticut delineating certain specific advertising requirements with which we must comply.

     Additionally, the Federal Trade Commission Act prohibits false and deceptive advertising. The FTC and FDA prohibit advertising or promotion of non-FDA approved uses of laser systems. Although non-FDA approved uses of a device are deemed to be within the medical discretion of a physician, promotion of non-FDA approved uses is prohibited. Both the FTC and FDA require that advertising or promotional statements be limited to laser applications that have been reviewed by the FDA. Our services agreement with our professional affiliate provides that all advertising shall conform to these requirements, but there can be no assurance that the interpretation of the applicable laws or our advertising will not inhibit us or result in legal violations that could have a material adverse effect on our business, financial condition or results of operation.

     Health Insurance Portability and Accountability Act - Administrative
Simplification. This federal statute and its regulations, discussed above in
"--Managed Vision Division" is applicable to the Consumer Vision Division as well.

     Interpretation and Implications. The laws described above provide for civil and criminal penalties and have been subject to limited judicial and regulatory interpretation. They are enforced by regulatory agencies that are vested with broad discretion in interpreting their meaning. Our agreements and activities have not been examined by federal or state authorities under these laws and regulations. There can be no assurance that review of our business arrangements will not result in determinations that adversely affect our operations or that certain material agreements between us and eye care providers or third-party payers will not be held invalid and unenforceable. Any limitation on our ability to continue operating in the manner in which we have operated in the past could have an adverse effect on our business, financial condition and results of operations.

     In addition, these types of laws and their interpretation vary from state to state. The regulatory framework of certain jurisdictions may limit our expansion into such jurisdictions if we are unable to modify our operational structure to conform to such regulatory framework.

Competition

     The most direct competition for our Consumer Vision Division is with independent ophthalmologists and optometrists, as well as with regional operators of retail optical locations. On a national basis, companies that compete in this sector include retail optical chains, such as LensCrafters, Cole
Vision, Pearle Vision, Wal-Mart, Eye Care Centers of America, Consolidated
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

Distribution & Technology Division

     In 2004, the operations comprising our Distribution & Technology segment were sold. In September 2004, we sold our Technology operation, CC System, Inc.
and in January 2005, we sold both our Buying Group operation and our contact lens distributor Wise Optical. The effective date of the January 2005 transaction was December 31, 2004.

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
opticare.net; opticare-ehn.com; opticarevisionplans.com; myvisionplan.com;
opticarenas.net; and opticareonline.com.

     We consider these trademarks, domain names and assumed names important to our business. However, our business is not dependent on any individual trademark or trade name.

EMPLOYEES

     As of December 31, 2004, we and our professional affiliate had approximately 440 employees, including 97 ophthalmologists, optometrists and opticians and 40 ophthalmic assistants. These numbers include an aggregate of approximately 47 part-time personnel who work fewer than 30 hours per week. Of the 440 total employees, approximately 104 are employees of the Distribution business that was sold on January 12, 2005. We believe that our relations with our employees are good. We are not a party to any collective bargaining agreement.

ITEM 2. PROPERTIES

     We have executive offices in Waterbury, Connecticut and Rocky Mount, North
Carolina.

     The Waterbury facility, which contains corporate offices and an integrated eye health center, is leased under three separate leases with remaining terms of six, six and eight years, respectively. These leases have renewal options of
20, 20 and 10 years, respectively. The combined base rent is $807,364 per year for a total of 43,592 square feet.

     The facility in Rocky Mount which contains our office for our Managed
Vision Division is leased under one lease which began on August 1, 2002 and which has a remaining term of three years. The base rent for this facility is
$145,626 per year for 15,316 square feet.

     The facilities in Waterbury, Connecticut described above, are each leased from parties that are affiliated or associated with our former Chief Executive
Officer.

     We lease 17 additional offices in the state of Connecticut principally for our Consumer Vision operation. These leases have remaining terms of up to ten years. Many of these leases are also subject to renewal options. We believe our properties are adequate and suitable for our business as presently conducted.

     In connection with the sale of the Distribution business, the lease obligation on the facility occupied by Wise Optical and located in Yonkers, New
York will remain with OptiCare. The lease term on the facility expires in June
2011. We have estimated our potential exposure on the lease to be approximately
$1.3 million and have recorded a provision for this amount which is included in the loss on disposal of discontinued operations on our consolidated financial statements.

ITEM 3. LEGAL PROCEEDINGS

HEALTH SERVICE ORGANIZATION LAWSUITS

     In September and October 2001, the following actions were commenced:
Charles Retina Institute, P.C. and Steven T. Charles, M.D. v. OptiCare Health
Systems, Inc., filed in Chancery Court of Tennessee for the Thirtieth Judicial
District at Memphis; Eye Associates of Southern Indiana, P.C. and Bradley C.
Black, M.D. v. PrimeVision Health, Inc., filed in United States District Court,
Southern District of Indiana; and Huntington & Distler, P.S.C., John A. Distler,
M.D. and Anne C. Huntington, M.D. v. PrimeVision Health, Inc., filed in United
States District Court, Western District of Kentucky. Plaintiffs (ophthalmology or optometry practices) in each of these actions alleged that our subsidiary,
PrimeVision Health, Inc. (referred to as PrimeVision) defaulted under agreements effective as of April 1, 1999 entitled Services Agreement (HSO Model) (referred to as Services Agreements) by failing to provide the services allegedly required under those agreements in exchange for annual fees (referred to as HSO Fees) to be paid to PrimeVision. Plaintiffs also alleged that PrimeVision repudiated any duty to perform meaningful services under the Services Agreements and never intended to provide meaningful services. Plaintiffs seek declaratory relief that they are not required to make any payments of HSO Fees to PrimeVision under the
Services Agreements for a variety of reasons, including that plaintiffs are discharged of any duty to make payments, there was no termination of the
Services Agreements that would trigger an obligation by plaintiffs to pay
PrimeVision the amounts designated in the agreements as being owed upon early termination (referred to as the Buy-out Price), the agreements contained an unenforceable penalty, there was lack of consideration and there was a mutual and material misunderstanding. Plaintiffs also seek damages for non-performance and breach of duty of good faith and fair dealing and seek to rescind the
Services Agreements for fraud in the inducement, material misrepresentation and mistake. Finally, plaintiffs seek punitive damages and attorneys' fees, interest and costs. PrimeVision also filed denials of all of the material allegations of the complaints in the Huntington & Distler and Eye Associates of Southern
Indiana cases, and asserted counterclaims to recover HSO Fees and the Buy-out
Price.

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
(referred to as the Judicial Panel) to transfer the foregoing matters to a single federal district court for consolidated or coordinated pretrial proceedings. Over the opposition of the plaintiffs, the Judicial Panel granted the motion and ordered that all of the cases be consolidated in the U.S.
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

     The parties have exchanged written discovery and have begun taking depositions. PrimeVision also has discussed settlement with all of the
Practices. To date, we have reached settlement with ten HSO Practices with which we were in litigation and with twelve other Practices with which we were not in litigation but where there was a mutual desire to disengage from the Services
Agreements. We also have an agreement in principal to settle with an additional
Practice with which we were in litigation. The Company is continuing to discuss settlement with the three remaining Practices; however there can be no assurance that the parties will be able to reach mutually agreeable settlement terms.
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

OTHER LITIGATION

     OptiVest, LLC v. OptiCare Health Systems, Inc., OptiCare Eye Health
Centers, Inc. and Dean Yimoyines, filed in the Superior Court, Judicial District of Waterbury, Connecticut on January 14, 2002. Plaintiff is a Connecticut
limited liability corporation that entered into an Asset Purchase Agreement for certain of our assets. We believe we properly cancelled the Asset Purchase
Agreement pursuant to its terms. Plaintiff maintains that it incurred expenses in investigating a potential purchase of certain assets that we misled it with respect to our financial condition, and, as a result, Plaintiff has suffered damages. Plaintiff seeks specific performance of the Asset Purchase Agreement and an injunction prohibiting us from interfering with concluding the transactions contemplated by the Asset Purchase Agreement. Further, Plaintiff
alleges a breach of contract with regard to the Asset Purchase Agreement.
Plaintiff further alleges we engaged in innocent misrepresentation, negligent misrepresentation, intentional and fraudulent misrepresentation and unfair trade practices with respect to the Asset Purchase Agreement.

     The parties agreed to non-binding mediation, which began in April 2003. At the mediation, OptiVest, LLC agreed to withdraw its lawsuit and continue to attempt to resolve this matter through non-binding mediation. Optivest,LLC has withdrawn its lawsuit, however, non-binding mediation has not been successful and the parties have exchanged discovery information and will proceed with an arbitration hearing which was originally scheduled for March 2005 but was postponed and has not yet been rescheduled.

     In the normal course of business, the Company is both a plaintiff and defendant in lawsuits incidental to its current and former operations. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at December 31, 2004 cannot be ascertained. Management is of the opinion that, after taking into account the merits of defenses and established reserves, the ultimate resolution of these matters will not have a material adverse effect in relation to the Company's consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We did not submit any matters to a vote of security holders in the fourth quarter of 2004.

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth the name, age and position of each of our directors and executive officers as of March 1, 2005. Each director will hold office until the next annual meeting of stockholders or until his or her successor has been elected and qualified. Our executive officers are appointed by and serve at the discretion of the Board of Directors.

NAME                         AGE   POSITION
----                         ---   --------
Christopher J. Walls, Esq.    41   Chief Executive Officer, President and
                                   General Counsel
Dean J. Yimoyines, M.D.       57   Chairman of the Board of Directors
Eric J. Bertrand              32   Director
Gordon A. Bishop              56   President of Consumer Vision Division
William A. Blaskiewicz        42   Vice President and Chief Financial Officer
Norman S. Drubner, Esq.       65   Director
Jason M. Harrold              35   President of Managed Vision Division
Mark S. Hoffman               43   Director
Richard L. Huber              68   Director
Clark A. Johnson              73   Director
Melvin Meskin                 60   Director
Mark S. Newman                55   Director

     Mr. Walls was named Chief Executive Officer on January 12, 2005, in addition to his duties as President and General Counsel. Mr. Walls has served as our President and Chief Administrative Officer since October 2004. Additionally, he has served as our Vice President, General Counsel and Corporate Secretary
since February 2002. Mr. Walls also served as the President of the Technology sector of the Distribution and Technology Division from January 2004 until its sale on September 10, 2004. Prior to joining us, from December 2000 to February
2002, Mr. Walls was Vice President, Corporate Counsel and Corporate Secretary
for Cyberian Outpost, Inc., a technology company in Connecticut. Prior to that, from October 1999 to December 2000, he was Corporate Counsel, Vice President of
Business Affairs and Assistant Corporate Secretary with Real Media Inc., an international technology start-up. From December 1995 to October 1999, Mr. Walls served as an in-house litigator with St. Paul Fire and Marine Insurance Company.
His professional career also included private practice concentrating on litigation that

included medical malpractice defense and complex insurance administrative proceedings. Mr. Walls received his Bachelor of Arts degree from the University of Dayton and his Juris Doctor degree from Widener University School of Law.

     Dr. Yimoyines has served as Chairman of the Board since August 13, 1999.
Dr. Yimoyines also served as our Chief Executive Officer from August 13, 1999 to
January 12, 2005 and as our President from August 13, 1999 to June 10, 2002. Dr.
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

     Mr. Bertrand has been a member of the Board of Directors since January
2002. From 1997 through January 2005, Mr. Bertrand held a series of positions of increasing responsibility at Palisade Capital Management, LLC, an affiliate of
Palisade Concentrated Equity Partnership, L.P., most recently as a Director.
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

     Mr. Bishop has served as President of our Consumer Vision Division since
May 2001. In addition to these duties from September 2003 until its sale in
January 2005, he served as President of the Distribution sector of the
Distribution and Technology Division. From August 1999 to November 2002, he also was President of our Buying Group. From June 1998 to August 1999, Mr. Bishop
directed the retail operations of OptiCare Eye Health Centers, Inc. Mr. Bishop has over 30 years of experience in the optical industry, having served in a variety of capacities with companies in the U.S. and Canada. From August 1997 to
April 1998, he served as Vice President of Operations for Public Optical. From
July 1994 to April 1997, he served as Operations Manager for Vogue Optical. From
June 1990 to July 1994, he held positions of increasing responsibility with
Standard Optical Ltd., ultimately holding the position of Vice President of
Operations for that company. Mr. Bishop received his Business Administration
Diploma from Confederation College of Applied Arts and Technology and
subsequently obtained an Ophthalmic Dispensing Diploma from Ryerson Polytechnic
University. He holds a variety of eye care professional certifications, including certification by the American Board of Opticianry. He holds a
Fellowship in the National Academy of Opticianry.

     Mr. Blaskiewicz has served as our Chief Financial Officer since September
2001. Prior to that, he was our Director of Finance, Corporate Controller, Vice
President of Finance and, most recently, our Chief Accounting Officer from
February 1998 to August 2001. Prior to joining us, Mr. Blaskiewicz held various positions, including Director of Budgeting, with Massachusetts Mutual Life
Insurance Company (1993 to 1998), Manager with Ernst & Young (1989 to 1993) and
Field Auditor with the Internal Revenue Service (1986 to 1989). He holds a
Master of Business Administration from the University of Hartford and a Bachelor of Science in Accounting from Central Connecticut State University, and is a member of the American Institute of Certified Public Accountants, the
Connecticut Society of Certified Public Accountants and the Institute of
Management Accountants or IMA. Mr. Blaskiewicz is a certified public accountant in Connecticut and holds Certified Management Accountant and Certified Financial
Manager designations from the IMA.

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
Mr. Drubner has been admitted to practice before the U.S. District Court,
District of Connecticut. He is a former trustee of Teikyo Post University and was a Director of American Bank of Connecticut from 1985 to 2001. Mr. Drubner holds a Bachelor of Arts degree from Boston University and received his Juris
Doctor degree from Columbia University in 1963.

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

     Mr. Hoffman has been a member of the Board of Directors since January 2002 and is a Managing Director of Palisade Capital Management, LLC, an affiliate of
Palisade Concentrated Equity Partnership, L.P., which he joined upon its formation in 1995. He is a Director of Refac and Neurologix, Inc., both publicly-traded companies, as well as several privately held companies.
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

     Mr. Johnson has been a member of the Board of Directors since May 2002 and is Chairman of PSS World Medical, Inc., a national distributor of medical equipment and supplies to physicians, hospitals, nursing homes and diagnostic imaging facilities. He is a Director of MetroMedia International Group,
Neurologix, Inc., World Factory, Inc. and Refac; is retired Chairman and Chief
Executive Officer of Pier 1 Imports; and is former Executive Vice President and
Director of the Wickes Companies, Inc. Mr. Johnson, who attended the University of Iowa, completed the Advanced Management Program at the Harvard Business
School. He is former Chairman of the American Business Conference, former trustee of Texas Christian University and is a former Chief Executive Officer
Participant in the National Conference on Ethics in America.

     Mr. Meskin has been a member of the Board of Directors since January 2002 and is Chairman of Refac, a publicly held company on the American Stock
Exchange. Mr. Meskin retired as Vice President-Finance-National Operations of
Verizon, the combined Bell Atlantic/GTE telecommunications company. Mr. Meskin joined New York Telephone in 1970 and held a variety of line and staff assignments with the company over a 31-year career. In 1994, he was named Vice
President-Finance and Treasurer for NYNEX Telecommunications. When Bell Atlantic
and NYNEX merged, he was appointed Vice President-Finance and Comptroller of
Bell Atlantic.

     Mr. Newman has been a member of the Board of Directors since May 2002 and is Chairman of the Board, President and Chief Executive Officer of DRS
Technologies, Inc., a leading supplier of defense electronics systems to government and commercial customers worldwide. Mr. Newman joined DRS
Technologies in 1973, served many years as its Chief Financial Officer, was named a Director in 1988, became President and Chief Executive Officer in 1994, and was elected Chairman of the Board. Mr. Newman serves as Chairman of the
American Electronics Association and as a Director of the New Jersey Technology
Council, SSG Precision Optronics and the Congoleum Corporation where he chairs the Audit Committee. He is a member of the Board of Governors of the Aerospace
Industries Association of America, and also serves as a member of the Navy
League of the United States, the National Defense Industrial Association, the
Association of the U.S. Army, and the American Institute of Certified Public
Accountants, among other professional affiliations. Mr. Newman holds a Bachelor of Arts degree in Economics from the State University of New York at Binghamton and a Master of Business Administration from Pace University. He is also a
C.P.A.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
        ISSUER PURCHASES OF EQUITY SECURITIES

Trading in OptiCare Common Stock

     Our common stock is traded on the American Stock Exchange under the symbol
"OPT". The high and low trading prices for the periods presented are based on trades effected on the American Stock Exchange.

    2004       HIGH    LOW
    ----      -----   -----
4th Quarter   $0.36   $0.21
3rd Quarter    0.35    0.20
2nd Quarter    0.65    0.36
1st Quarter    0.85    0.60

    2003       HIGH    LOW
    ----      -----   -----
4th Quarter   $0.99   $0.55
3rd Quarter    0.74    0.53
2nd Quarter    0.90    0.52
1st Quarter    0.95    0.29

     As of March 1, 2005, there were approximately 201 stockholders of record of our common stock. The number of record holders was determined from the records of our transfer agent, Mellon Investor Services, LLC, and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies. We believe the number of beneficial holders of our common stock is approximately 1,100.

     We have never paid any cash dividends on our common stock and do not intend to pay any cash dividends on our common stock for the foreseeable future. It is our present policy that any retained earnings will be used for repayment of indebtedness, working capital, capital expenditures and general corporate purposes. Furthermore, we are precluded from declaring or paying any cash dividends on our common stock, or making a distribution to our stockholders under the covenants of our revolving credit, term loan and security agreement with our senior lender, until the termination of such agreement and the repayment of all amounts due to such lender.

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

     During 2004, we sold the net assets of our Technology operation in Florida and in 2005 we sold our Distribution operation in New York, which was effective as of December 31, 2004, and both sales were accounted for as discontinued
operations. During 2002, we sold the net assets of our retail optometry operations in North Carolina and accounted for the sale as a discontinued
operation. Accordingly, historical amounts presented below

have been restated to reflect discontinued operations treatment.

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                   ------------------------------------------------
(in thousands, except per share data)                2004      2003      2002      2001      2000
                                                   -------   -------   -------   -------   --------

STATEMENT OF OPERATIONS DATA:
Total net revenues                                 $58,903   $61,099   $60,855   $59,475   $ 68,409
Income (loss) from continuing operations (1) (2)   $    38   $(7,053)  $ 4,842   $ 2,969   $(14,874)
Weighted average shares outstanding:
      Basic                                         30,598    30,067    12,552    12,795     12,354
      Diluted                                       30,598    30,067    51,172    13,214     12,354
Income (loss) from continuing operations per
   share available to common stockholders:
      Basic                                        $ (0.02)  $ (0.25)  $  0.35   $  0.23   $  (1.20)
      Diluted                                      $ (0.02)  $ (0.25)  $  0.09   $  0.22   $  (1.20)

BALANCE SHEET DATA:
Net assets of discontinued operations              $ 3,361   $ 9,493   $ 4,287   $13,892   $ 14,813
Total current assets                                14,818    17,549    13,279    20,583     14,913
Goodwill and other intangibles, net                 17,731    17,744    17,859    17,978     18,962
Total assets                                        39,814    45,855    45,105    59,742     55,513
Total current liabilities                           16,386    23,628    10,558    17,139     49,454
Total debt (including current portion) (3)          10,356    12,593    19,321    34,286     34,312
Redeemable preferred stock                           6,344     5,635     5,018        --         --
Total stockholders' equity (3)                     $ 5,565   $14,412   $10,652   $ 6,981      3,877

(1)  Includes the effect of goodwill amortization of $943 in both 2001 and 2000.
     The amortization of goodwill was discontinued in 2002 pursuant to Statement of Financial Accounting Standards (SFAS) No. 142. Also includes preferred stock dividends of $709, $618 and $531 in 2004, 2003 and 2002, respectively, with respect to our Series B Preferred Stock.

(2)  As a result of our adoption of SFAS No. 145, we reclassified our previously reported gain from extinguishment of debt of approximately $8.8 million and related income tax expense of approximately $3.5 million in 2002 from an extraordinary item to continuing operations.

(3)  See the Capitalization Table included in the Subsequent Event footnote No.
     21, which reflects the pro forma impact on our Debt and Stockholders'
     Equity resulting from the Distribution business sale on January 12, 2005 and the issuance of 280,618 shares of Series D Preferred Stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

     The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto which are included elsewhere in this Annual Report on Form 10-K. (See "Index to Financial
Statements" beginning at page F-1.)

     Overview. We are an integrated eye care services company focused on vision benefits management (managed vision) and retail optical sales and eye care services to patients.

     Throughout 2004, we implemented cost cutting measures and programs designed to increase sales and product margins at Wise Optical. However, we were unable to increase sales or improve product margins and operating income at Wise
Optical, which negatively impacted our results of operations in 2004. As a result of the continued troubles at Wise Optical, on January 12, 2005, our wholly-owned subsidiary, OptiCare Acquisition Corp., entered into an Asset
Purchase Agreement with Wise Optical, LLC and AECC/Pearlman Buying Group, LLC, both entities formed by Dean J. Yimoyines, M.D., our former Chief Executive
Officer, current President and Chief Executive Officer of our medical affiliate,
OptiCare P.C., and our current Chairman, pursuant to which we sold, effective as of December 31, 2004, substantially all of the assets and certain liabilities of our Distribution division, which consisted of our contact lens distributor, Wise
Optical, and our Optical Buying Group, for an aggregate purchase price of approximately $4.2 million.

     In addition, in May 2004, our Board of Directors approved management's plan to exit and dispose of our Technology business, CC Systems, Inc. We completed the sale of the net assets of CC Systems on September 10, 2004.

     As a result of selling these businesses, we now have the following two reportable operating segments: (1) Managed Vision and (2) Consumer Vision. Our
Managed Vision segment contracts with insurers, managed care plans and other third party payers and employer groups to manage claims payment administration of eye health benefits for those contracting parties and to provide insurance.
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

     In the first and second quarters of 2004, we failed our fixed charges ratio covenant under our revolving credit facility with CapitalSource Financial, LLC.
As a result of our non-compliance with this covenant, on August 16, 2004, our term loan and revolving credit facility with CapitalSource was amended to, among other things, waive our non-compliance with this covenant, extend the maturity date of the revolving credit facility to January 25, 2007 and provide us a $2.0 million temporary over-advance. In addition, on August 27, 2004, we further amended the revolving credit facility with CapitalSource to eliminate a provision whereby a material adverse change with respect to OptiCare can constitute an event of default or prevent further advances under the facility.
Palisade Concentrated Equity Partnership, L.P., our majority stockholder, guaranteed $1.0 million of the loan balance due to CapitalSource related to this amendment. In connection with the sale of certain assets of our Distribution division on January 12, 2005, we further amended the terms of our revolving credit facility with CapitalSource to reduce the tangible net worth covenant for
December 2004 and January 2005 from ($3,000,000)

to ($6,500,000). Pursuant to the terms of the revolving credit facility, as amended, we must maintain a tangible net worth of at least ($3,000,000) after
February 1, 2005. Management believes it will comply with its future financial covenants, however, if operating losses continue and we fail to comply with financial covenants in the future or otherwise default on our debt, our creditors could foreclose on our assets.

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

     For a detailed discussion on the application of these and other accounting policies, see Note 3 to the consolidated financial statements. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Services Revenue

     Through our affiliated professional corporation, OptiCare P.C., our
Consumer Vision Division provides to consumers comprehensive eye care services, including medical and surgical treatment of eye diseases and disorders by ophthalmologists, and vision measuring and non-surgical treatments and correction services by optometrists. We charge a fee for providing the use of our ambulatory surgery center by professionals for surgical procedures. Our ophthalmic, optometric and ambulatory surgery center services are recorded at established rates, reduced by an estimate for contractual allowances.
Contractual allowances arise due to the terms of certain reimbursement contracts with third-party payers that provide for payments to us at amounts different from our established rates. The contractual allowance represents the difference between the charges at established rates and estimated recoverable amounts and is recognized in the period the services are rendered. The contractual allowance is estimated based on an analysis of historical collection experience in relation to amounts billed and other relevant information. Any differences between estimated contractual adjustments and actual final settlements under reimbursement contracts are recognized as adjustments to revenue in the period of final settlements. Historically, we have not had significant adjustments to these estimates.

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

Goodwill

     Goodwill, which arises from the purchase price exceeding the assigned value of net assets of acquired businesses, represents the value attributable to unidentifiable intangible elements being acquired. Of the total goodwill included on our consolidated balance sheet, approximately 72% is recorded in our
Managed Vision segment and 28% in our Consumer Vision segment.

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

     Events that may indicate goodwill impairment include significant or adverse changes in business or economic climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel, and the sale or expected sale/disposal of a reporting unit. Due to uncertain market conditions it is possible the financial information used to support our goodwill may change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition. See note 9 to consolidated financial statements.

Income Taxes

     We account for income taxes in accordance with Statement of Financial
Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" which requires an asset and liability method of accounting for deferred income taxes.
Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse. Our determination of the likelihood that deferred tax assets can be realized is based on our examination of available evidence, which involves estimates and assumptions. We consider future market growth, forecasted earnings, future taxable income and known future events in determining the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination is made. In the third quarter of 2003, we recorded a valuation reserve against our entire deferred tax assets due to historical operating losses. As we experience future profitability, we expect to reduce or eliminate the valuation reserve. See note 18 to consolidated financial statements.

RESULTS OF CONTINUING OPERATIONS

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

     Managed Vision revenue. Managed Vision revenue represents fees received under our managed care contracts. Managed Vision revenue decreased to approximately $25.5 million for the year ended December 31, 2004, from approximately $28.1 million for the year ended December 31, 2003, a decrease of approximately $2.6 million or 9.3%. The decrease resulted from approximately
$3.2 million of lost revenue from terminated and modified contracts that resulted from changes made by the Texas State Legislature to its Medicaid and
Children's Health Insurance Programs, $2.3 million of lost revenue resulting from a decline in membership in existing contracts with one of our large health plan customers, which were partially offset by increases in revenue of $2.6 million from new contracts and approximately $0.3 million from net growth in existing contracts.

     Product sales revenue. Product sales primarily include the sale of optical products through our Consumer Vision segment. Product sales revenue increased to approximately $11.6 million for the year ended December 31, 2004, from approximately $11.3 million for the year ended December 31, 2003, an increase of approximately $0.3 million or 2.7%. This increase is primarily due to an increase in consumer vision product sales, primarily from an increase in purchasing volume as a result of sales incentives.

     Other services revenue. Other services revenue includes revenue earned from providing eye care services in our Consumer Vision segment and HSO services.
Services revenue increased to approximately $19.9 million for the year ended
December 31, 2004, from approximately $19.0 million for the year ended December
31, 2003, an increase of approximately $0.9 million or 4.7%. This increase includes an approximate $1.1 million increase in Consumer Vision services revenue due to increased services volume in the optometry and surgical areas due to increased doctor coverage. These increases were offset by an approximate $0.2 million decrease in fees collected under our HSO agreements primarily due to disputes with certain physician practices, which are parties to these agreements, and due to HSO settlements which cancelled these agreements. We continue to be in litigation with several of these practices and intend to continue to pursue settlement of these matters in the future. We expect future revenue from HSO settlements to be minimal and that all remaining contract settlements will be finalized by the end of the second quarter 2005. While we expect future HSO revenue to decline, we believe this will be more than off set by growth in Consumer Vision.

     Other income. Other income represents non-recurring settlements on health service organization contracts. Other income decreased to approximately $1.9 million for the year ended December 31, 2004 from approximately $2.7 million for the year ended December 31, 2003, as a result of fewer settlements.

     Medical claims expense. Medical claims expense decreased to $19.2 million for the year ended December 31, 2004, from approximately $22.0 million for the year ended December 31, 2003, a decrease of approximately $2.8 million or 12.7%.
The medical claims expense loss ratio (MLR) representing medical claims expense as a percentage of Managed Vision revenue decreased to 75.2% in 2004 from 78.3%
in 2003. The year-over-year reduction in the MLR is primarily attributable to an unusually high claims experience in 2003 related to a utilization spike with
Children's Health Insurance Programs and Medicaid Programs under our management immediately prior to the elimination of vision benefits announced and initiated by the Texas State Legislature beginning in the third quarter of 2003.

     Cost of product sales. Cost of product sales increased to approximately
$4.1 million for the year ended December 31, 2004, from approximately $3.8 million for the year ended December 31, 2003, an increase in product sales approximately $0.3 million or 7.9%. This increase relates to our Consumer Vision business primarily as a result of a shift in product mix to products with higher costs.

     Cost of services. Cost of services increased to approximately $8.3 million for the year ended December 31, 2004, compared to approximately $8.0 million for the year ended December 31, 2003, an increase of approximately $0.3 million or
3.8%. The increase in cost of services is due to the increase in Consumer Vision services.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased to approximately $25.1 million for the year ended December 31, 2004, from approximately $24.2 million for the year ended
December 31, 2003, an increase of approximately $0.9 million or 3.7%. Of this increase, approximately $0.5 million relates to increased Corporate compliance costs. The remaining increase is attributable to costs incurred as part of our direct-to-employer initiative in the Managed Vision segment and increased costs in Consumer Vision segment related to increased sales volume.

     Interest expense. Interest expense decreased to approximately $1.2 million for the year ended December 31, 2004 from approximately $2.0 million for the year ended December 31, 2003, a decrease of $0.8 million or 40%. The decrease in interest expense is primarily due to a decrease in the average outstanding debt balance, mainly as a result of the conversion of approximately $16.2 million of debt to preferred stock in May 2003.

     Income tax expense (benefit). Income tax expense of less than $0.1 million for the year ended December 31, 2004 primarily represents minimum state tax expense. For the year ended December 31, 2003, we recorded approximately $4.9 million of income tax expense from continuing operations, which includes approximately $7.1 million of tax expense to establish a full valuation allowance against our deferred tax assets and is partially offset by an approximate $2.2 million income tax benefit on our loss from continuing operations. The valuation allowance was

established based on the weight of historic available evidence, that it is more likely than not that the deferred tax assets will not be realized.

     Discontinued operations. In May 2004, our Board of Directors approved management's plan to dispose of our Technology business, CC Systems, Inc. and in accordance with SFAS No. 144 this business is reported as a discontinued
operation. We completed the sale of the net assets of CC Systems on September
10, 2004. The loss on discontinued operations of approximately $1.4 million includes a loss on disposal of approximately $1.0 million, based on the fair value of the net assets held for sale, and the loss from operations of CC
Systems during the period of approximately $0.4 million. In December 2004, our
Board of Directors approved management's plan to dispose of the Distribution business, which was comprised of our contact lens distributor, Wise Optical and our Buying Group operation. In accordance with SFAS No. 144 the Distribution business is reported as a discontinued operation. The loss on discontinued
operations of approximately $8.4 million includes a loss on disposal of approximately $4.4 million, based on the fair value of the net assets held for sale, and the loss from operations of the Distribution business of approximately
$4.0 million.

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

     Product sales revenue. Product sales primarily include the retail sale of optical products in our Consumer Vision segment. Product sales revenue increased to approximately $11.3 million for the year ended December 31, 2003, from approximately $10.8 million for the year ended December 31, 2002, an increase of approximately $0.5 million or 4.6%. The increase is primarily attributable to increases in the average prices of units sold.

     Other services revenue. Other services revenue includes revenue earned from providing eye care services in our Consumer Vision segment and HSO services.
Services revenue increased to approximately $19.0 million for the year ended
December 31, 2003, from approximately $18.3 million for the year ended December
31, 2002, an increase of approximately $0.7 million or 3.8%. This increase includes an approximate $1.5 million increase in Consumer Vision services revenue due to increased services volume in the optometry and surgical areas due to increased doctor coverage. This increase was partially offset by an $0.8 million decrease in fees collected under our HSO agreements primarily due to disputes with certain physician practices, which are parties to these agreements, and due to HSO settlements which cancelled these agreements for the future.

     Other income. Other income represents non-recurring settlements on health service organization contracts. Other income increased to approximately $2.7 million for the year ended December 31, 2003 from approximately $2.3 million for the year ended December 31, 2002.

     Medical claims expense. Medical claims expense decreased to $22.0 million for the year ended December 31, 2003, from approximately $22.3 million for the year ended December 31, 2002, a decrease of approximately $0.3 million. The MLR increased to 78.3% in 2003 from 75.9% in 2002. The MLR was lower in 2002 primarily due to a favorable adjustment to the reserve of approximately $0.6 million in 2002 from a contract settlement. Excluding this

adjustment, MLR for 2002 would have been 77.9% compared to 78.3% in 2003. In addition, the MLR in 2003 was negatively impacted by the recent change in the
Texas state legislature, which no longer funds a vision benefit in its
Children's Health Insurance Program and vision hardware to Medicaid recipients over the age of 21. As a result, we experienced an increase in claims as utilization increased prior to the elimination of the benefit.

     Cost of product sales. Cost of product sales decreased to approximately
$3.8 million for the year ended December 31, 2003, from approximately $4.1 million for the year ended December 31, 2002, a decrease of approximately $0.3 million or 7.9%. This decrease in cost of sales is due to a decrease in product costs in our Consumer Vision business primarily resulting from a shift in product mix to higher margin products as a result of sales incentives.

     Cost of services. Cost of services increased to approximately $8.0 million for the year ended December 31, 2003, compared to approximately $7.6 million for the year ended December 31, 2002, an increase of approximately $0.4 million or
5.3%. This increase is due to the increase in Consumer Vision services.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased to approximately $24.2 million for the year ended December 31, 2003, from approximately $23.4 million for the year ended
December 31, 2002, an increase of $0.8 million or less than 1%. This increase is primarily attributable to costs we incurred as part of our direct-to-employer initiative in the Managed Vision segment, including legal, consulting, compensation costs for a new sales force and other professional fees.

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
2003.

     Income tax expense (benefit). For the year ended December 31, 2003, we recorded approximately $4.9 million of income tax expense from continuing operations, which includes approximately $7.1 million of tax expense to establish a full valuation allowance against our deferred tax assets and is partially offset by an approximate $2.2 million income tax benefit on our loss from continuing operations. The valuation allowance was established based on the weight of historic available evidence, that it is more likely than not that the deferred tax assets will not be realized. The tax expense for the year ended
December 31, 2002 of approximately $2.5 million was primarily due to approximately $3.5 million of tax expense associated with the approximate $8.8 million gain on extinguishment of debt, partially offset by an approximate $1.0 million of tax benefit on other operating losses.

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

LIQUIDITY AND CAPITAL RESOURCES

     Uses of Liquidity.

     The following table summarizes our significant contractual obligations (in thousands) at December 31, 2004 that impact our liquidity.

   CONTRACTUAL                                                   THERE-
   OBLIGATIONS      2005     2006      2007     2008     2009     AFTER    TOTAL
----------------   ------   ------   -------   ------   ------   ------   -------

Debt               $  332   $1,475   $ 8,549   $   --   $   --   $   --   $10,356
Operating leases    2,572    2,486     2,275    1,885    1,504   10,062    20,784
Capital leases         11       13         6       --       --       --        30
                   ------   ------   -------   ------   ------  -------   -------
   Total           $2,915   $3,974   $10,830   $1,885   $1,504  $10,062   $31,170
                   ======   ======   =======   ======   ======  =======   =======

     Our long-term debt is explained in detail in Note 10 to the consolidated financial statements. Operating leases and capital leases are explained in detail in Note 12 to the consolidated financial statements.

     In connection with the sale of the Distribution division on January 12,
2005, we entered into a Supply Agreement with AECC/Pearlman Buying Group, LLC and Wise Optical LLC. The supply Agreement is a four year commitment to purchase, on a non-exclusive basis $4.2 million of optical products per year through AECC/Pearlman Buying Group, LLC from certain designated manufacturers and suppliers. This annual commitment includes the purchase of approximately
$1.3 million of contact lenses a year from Wise Optical LLC. Under the Supply
Agreement, we are also obligated to pay AECC/Pearlman Buying Group, LLC an annual fee based on the total of all purchases we make under the Supply
Agreement. If the Supply Agreement is terminated because of our default, we must make a buyout payment of between $0.8 million and $0.2 million depending on when the Supply Agreement is terminated.

     Throughout 2005, we plan to continue making substantial investments in our business. In that regard, we foresee the following as significant uses of liquidity in 2005: interest and principal payments of approximately $1.3 million to be made to our principal lender, CapitalSource, and capital expenditures of approximately $0.4 million. We also may make investments in future acquisitions of complementary businesses or technologies.

     The amounts and timing of our actual expenditures will depend upon numerous factors, including our investments in technology, the amount of cash generated by our operations and the amount and extent of our acquisitions. Actual expenditures may vary substantially from our estimates.

     Sources of Liquidity.

     Our primary sources of liquidity have been cash flows generated from operations in our Managed Vision and Consumer Vision segments and borrowings under our term loan and revolving credit facility with CapitalSource. We believe the combination of the above and management's initiatives, as discussed in Note
2 to the consolidated financial statements, will provide sufficient liquidity to meet our capital needs.

     As discussed below, we have failed to comply with the minimum fixed charge ratio covenant under our term loan and revolving credit facility with
CapitalSource the first and second quarters of 2004, for which we have received waivers from CapitalSource. We are currently in compliance with all of our financial covenants under our term loan and revolving credit facility, but if we fail to comply with these financial covenants, we may not be able to obtain additional funds from CapitalSource and the term loan and revolving credit facility could become immediately due and payable, which could have a material adverse effect on our financial position. As a result of the January 12, 2005 amendment to the Loan and Security Agreement with CapitalSource, we were in compliance with our covenants. The amendment reduced the tangible net worth covenant from ($3,000,000) to ($6,500,000) for December 2004 and January 2005.
Without this amendment, we would have been in violation of the tangible net worth covenant at December 31, 2004.

     The following table sets forth a year-over-year comparison of the components of our liquidity and capital resources for the years ended December
31, 2004 and 2003:

                              (In millions)
                              -------------
                               2004    2003   $ CHANGE
                              -----   -----   --------
Cash and cash equivalents     $ 2.2   $ 1.7    $  0.5
Cash (used in) provided by:
   Operating activities         2.9    (2.7)      5.6
   Investing activities        (0.2)   (6.7)      6.5
   Financing activities        (2.2)    8.0     (10.2)

     Net cash provided by operating activities in 2004 was $2.9 million and is primarily attributable to a net reduction in working capital of $1.6 million and approximately $1.3 million in non-cash charges. The net reduction in working capital is primarily the result of increases in both accounts payable and other liabilities offset in part by cash used by discontinued operations. Net cash used in operating activities in 2003 included a loss from continuing operations of approximately $7.1 million, which was offset by approximately $8.7 million of non-cash charges. The remaining $4.5 million of cash used in operating activities was a net decrease in working capital, primarily due to cash used by the discontinued operations.

     Net cash used in investing activities was approximately $0.2 million for the year ended December 31, 2004 and included $0.7 million used to purchase fixed assets and approximately $0.3 million used for managed care deposits offset by approximately $0.7 million in proceeds related to the sale of CC
Systems and $0.2 million of payments received on notes receivable. Net cash used in investing activities was approximately $6.7 million for the year ended
December 31, 2003 and included approximately $6.2 million of cash used to purchase the assets of Wise Optical in February 2003 and approximately $0.7 million of cash used for capital expenditures. Wise Optical was sold as part of our sale of the Distribution business on January 12, 2005.

     Net cash used by financing activities was approximately $2.2 million for the year ended December 31, 2004 and resulted primarily from repayments made under our term loan and revolving credit facility with CapitalSource. Net cash provided by financing activities was approximately $8.0 million for the year ended December 31, 2003 and was primarily the result of an approximate $8.8 million net increase in borrowings under our revolving credit facility, which was primarily used to fund the purchase of Wise Optical and offset Wise
Optical's operating losses during the year.

     We incurred operating losses in 2003 that continued into 2004, due primarily to substantial operating losses at Wise Optical. In January 2005, we sold our Distribution business including the Wise Optical operation. In
September 2004, we also sold our Technology business, CC Systems, Inc. The sale of these operations generated cash proceeds and reduced demands on working capital and corporate personnel. In addition, in January 2005, we sold 280,618 shares of newly created Series D Preferred Stock, which is convertible into our common stock, for an aggregate price of approximately $4.4 million.

     In addition, in 2003 the Managed Vision segment began shifting away from the lower margin and long sales cycle of our third party administrator, or TPA style business to the higher margin and shortened sales cycle of a direct-to-employer business. This new direct-to-employer business also removes some of the volatility that is often experienced in our TPA-based revenues. We now have the sales force and infrastructure necessary to expand our direct-to-employer business and expect increased profitability as a result of this product shift that has led to new contracts. We experienced significant improvements in revenue and profitability in the Consumer Vision segment from
2003 to 2004, largely from growth in existing store sales and enhanced margins as a result of sales incentives that we expect to continue. We have also continued to settle outstanding HSO litigation with positive results through
March of 2005.

     We believe the combination of the above initiatives executed in the operating segments will continue to improve our liquidity and should ensure compliance with CapitalSource covenants in the future. We believe that our cash flow from operations, borrowings under our amended term loan and revolving credit facility with CapitalSource and operating and capital lease financing will provide us with sufficient funds to finance our operations for the next 12 months including the purchase of certain operating equipment.

     The CapitalSource Loan and Security Agreement

     As of December 31, 2004, we had borrowings of $1.8 million outstanding under our term loan with CapitalSource Finance, $8.4 million of advances outstanding under our revolving credit facility (including a $1.7 million temporary over-advance) with CapitalSource and $1.2 million of additional availability under our revolving credit facility. As of February 28, 2005, we had borrowings of $1.7 million under the term loan and $1.9 million of advances outstanding under our revolving credit facility with CapitalSource including
$1.5 million of temporary advances and $1.8 million of additional availability.

     In January 2002, as part of a debt and equity restructuring, we entered into a credit facility with CapitalSource consisting of a $3.0 million term loan and a $10.0 million revolving credit facility. In February 2003, in connection with our acquisition of Wise Optical, the revolving credit facility was amended to $15.0 million. Although we may borrow up to $15.0 million under the revolving credit facility, the maximum amount that may be advanced is limited to the value derived from applying advance rates to eligible accounts receivable and inventory.

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

     We did not meet our fixed charge ratio covenant in January and February
2004, however, we expected to meet all covenants in March 2004. Accordingly, on
March 29, 2004 we entered into the Second Amended and Restated Revolving Credit,
Term Loan and Security Agreement which incorporated all of the changes embodied in the above amendments and: (i) confirmed that the temporary over-advance was repaid as of February 29, 2004

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

     The August 16, 2004 waiver and amendment also amended the term loan and revolving credit facility to, among other things, extend the maturity date of the revolving credit facility from January 25, 2006 to January 25, 2007, (ii)
provide access to a $2.0 million temporary over-advance bearing interest at prime plus 5 1/2%, and in no event less than 6%, which is to be repaid in eleven monthly installments of $100,000 commencing on October 1, 2004 with the remaining balance to be repaid in full by August 31, 2005, which is guaranteed by our largest stockholder, Palisade Concentrated Equity Partnership, L.P.,
(iii) change the fixed charge ratio covenant from between 1.5 to 1 to not less than 1 and to extend the next test period for this covenant to March 31, 2005,
(iv) decrease the minimum tangible net worth financial covenant from $(2.0)
million to $(3.0) million and (v) add a debt service coverage ratio covenant of between 0.7 to 1.0 for the period October 31, 2004 to February 28, 2005. In addition, the waiver and amendment increased the termination fee payable if we terminate the revolving credit facility by 2% and increased the yield maintenance amount payable, in lieu of the termination fee, if we terminate the revolving credit facility pursuant to a refinancing with another commercial financial institution, by 2%. The yield maintenance amount was also changed to mean an amount equal to the difference between (i) the all-in effective yield which could be earned on the revolving balance through January 25, 2007 and (ii)
the total interest and fees actually paid to CapitalSource on the revolving credit facility prior to the termination or repayment date. On August 17, 2004, we paid CapitalSource $25,000 in financing fees in connection with this waiver and amendment.

     In addition, on August 27, 2004, we amended our loan agreement with
CapitalSource to eliminate a material adverse change as an event of default or to prevent further advances under the loan agreement. This amendment eliminates the lender's ability to declare a default based upon subjective criteria as described in consensus 95-22 issued by the Financial Accounting Standards Board
Emerging Issues Task Force. Palisade Concentrated Equity Partnership, L.P.,
provided a $1.0 million guarantee against the loan balance due to CapitalSource related to this amendment. We paid CapitalSource $15,000 in financing fees in connection with this amendment.

     On January 12, 2005, we amended the term loan and revolving credit facility with CapitalSource to reduce the tangible net worth covenant for December 2004 and January 2005 from ($3,000,000) to ($6,500,000). Without this Amendment, we would have been in violation of the tangible net worth covenant at December 31,
2004. Under the term loan and revolving credit facility, as amended, we must maintain a tangible net worth of at least ($3,000,000) after February 1, 2005.
We paid CapitalSource $12,500 in financing fees in connection with this amendment.

     The term loan and revolving credit facility with CapitalSource are subject to the second amended and restated revolving credit, term loan and security agreement, as amended on August 16, 2004, August 27, 2004 and January 12, 2005.
The revolving credit, term loan and security agreement contains certain restrictions on the conduct of our business, including, among other things, restrictions on incurring debt, purchasing or investing in the securities of, or acquiring any other interest in, all or substantially all of the assets of any person or joint venture, declaring or paying any cash dividends or making any other payment or distribution on our capital stock, and creating or suffering liens on our assets. We are required to maintain certain financial covenants, including a minimum fixed charge ratio, as discussed above and to maintain a minimum net worth. Upon the occurrence of certain events or conditions described in the revolving credit, term loan and security agreement (subject to grace periods in certain cases), including our failure to meet the financial covenants, the entire outstanding balance of principal and interest would become immediately due and payable.

     Pursuant to the revolving credit, term loan and security agreement, as amended on August 16, 2004, August 27, 2004 and January 12, 2005, our term loan with CapitalSource matures on January 25, 2006 and our revolving credit facility matures on January 25, 2007. We are required to make monthly principal payments of $25,000 on the term loan with the balance due at maturity. Although we may borrow up to $15 million under the revolving credit facility, the maximum amount that may be advanced is limited to the value derived from applying advance rates to eligible accounts receivable and inventory. The advance rate under our revolving credit facility is 85% of all eligible accounts receivable and 50 to
55% of all eligible inventory. The $0.9 million reduction in our inventory value as a result of the mathematical and fundamental errors in accounting and reconciliation for inventory reduced our borrowing availability under this formula from $2.5 million to $1.9 million at March 31, 2004. The interest rate applicable to the term loan equals the prime rate plus 3.5% (but not less than
9%) and the interest rate applicable to the revolving credit facility is prime rate plus 1.5% (but not less than 6.0%).

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

     In addition, the revolving credit, term loan and security agreement with
CapitalSource required us to maintain a lock-box arrangement with our banks whereby amounts received into the lock-boxes are applied to reduce the revolving credit note outstanding. The agreement also contains certain subjective acceleration clauses. Emerging Issues Task Force Issue 95-22, "Balance Sheet
Classification of Borrowings Outstanding under Revolving Credit Agreements That
Include both a Subjective Acceleration Clause and a Lock-Box Arrangement"
requires us to classify outstanding borrowings under the revolving credit note as current liabilities. In accordance with this pronouncement, we classified our revolving credit facility as a current liability in the amount of $9,694,000 and
$1,557,000 at December 31, 2003 and December 31, 2002, respectively.

     We believe that we will be able to comply with our financial covenants under our amended credit facility with CapitalSource. However, if we incur additional operating losses and we continue to fail to comply with our financial covenants or otherwise default on our debt, our creditors could foreclose on our assets, in which case we would be obligated to seek alternate sources of financing. There can be no assurance that alternate sources of financing will be available to us on terms acceptable to us, if at all. If additional funds are needed, we may attempt to raise such funds through the issuance of equity or convertible debt securities. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and our stockholders may experience dilution of their interest in us. If additional funds are needed and are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to competitive pressures may be significantly limited and may have a material adverse impact on the business and operations.

Working Capital Constraint and Contingencies

     Our Managed Vision segment maintains approximately $1.4 million of restricted investments in the form of certificates of deposit, primarily related to the operation of our South Carolina Captive Insurance Company and our Texas
HMO, thereby resulting in a restriction upon working capital. Of this amount,
$1.1 million is held as collateral for letters of credit.

     In November 2003, the Texas Commissioner of Insurance reduced the required minimum net worth for our Texas

HMO subsidiary from $1.0 million to $0.5 million, which had a positive impact on our liquidity.

Seasonality

     Our revenues are generally affected by seasonal fluctuations in the
Consumer Vision segment. During the winter and summer months, we generally experience a decrease in patient visits and product sales. As a result, our cash, accounts receivable and revenues decline during these periods and, because we retain certain fixed costs related to staffing and facilities during these periods, our cash flows can be negatively affected.

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

     We believe that inflation has not had a material effect on our revenues during 2004, 2003 or 2002.

The Series B Preferred Stock

     As of December 31, 2004, we had 3,204,959 shares of Series B Preferred
Stock issued and outstanding. Subject to the senior liquidation preference of the Series C Preferred Stock and the Series D Preferred Stock, the Series B
Preferred Stock ranks senior to all other currently issued and outstanding classes or series of our stock with respect to dividends, redemption rights and rights on liquidation rights. Each share of Series B Preferred Stock is, at the holder's option, immediately convertible into a number of shares of common stock equal to such share's current liquidation value, divided by a conversion price of $0.14, subject to adjustment for dilutive issuances. The number of shares of common stock into which each share of Series B Preferred Stock is convertible will increase over time because the liquidation value of the Series B Preferred
Stock increases at a rate of 12.5% per year compounded annually.

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
The Series B Preferred Stock accrues dividends at an annual rate of 12.5%. As of
December 31, 2004, cumulative accrued and unpaid dividends on the Series B
Preferred Stock totaled $1.9 million.

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

The Conversion of Our Senior Subordinated Secured Loans Into Series C Preferred
Stock

     In January 2002, Palisade Concentrated Equity Partnership, L.P. and Linda
Yimoyines, wife of Dean Yimoyines, our former Chief Executive Officer and current Chairman made subordinated secured loans to us in the amount of $13.9 million and $0.1 million, respectively. On May 12, 2003, Palisade and Ms.
Yimoyines exchanged the entire amount of principal and interest due to them under the senior secured loans, totaling an aggregate of approximately $16.2 million, for a total of 406,158 shares of Series C Preferred Stock, of which
403,256 shares were issued to Palisade and 2,902 shares were issued to Linda
Yimoyines. The aggregate principle and interest was exchanged at a rate equal to
$.80 per share, the agreed upon value of our common stock on May 12, 2003, divided by 50 (or $40.00 per share). The Series C Preferred Stock has an aggregate liquidation

preference of approximately $16.2 million and ranks senior to our issued and outstanding Series B Preferred Stock and Common Stock with respect to liquidation rights. Each share of Series C Preferred Stock is, at the holder's option, convertible into 50 shares of common stock and has the same dividend rights, on an as converted basis, as our common stock.

The SeriesD Preferred Stock

     In January 2005, we issued and sold an aggregate of 280,618 shares of our newly created Series D Preferred Stock, which are initially convertible into an aggregate of 11,224,720 shares of our common stock, to Palisade and Ms.
Yimoyines for an aggregate purchase price of approximately $4.4 million. Each share of Series D Preferred Stock has a senior liquidation preference over all other series and classes of our currently outstanding capital stock equal to (a)
$15.84 and (b) an amount in cash equal to all accrued but unpaid dividends thereon. Each share of Series D Preferred Stock is initially convertible, at the option of the holder, into 40 shares of our common stock based on an initial conversion price of $0.396. The conversion price is subject to adjustment for dividends on our common stock and subdivisions and/or reclassifications of our common stock. Each holder of Series D Preferred Stock is entitled to vote, on an as converted basis, on all matters with the holders of our common stock and receive dividends equally and ratably with the holders of our common stock in an amount equal to the dividends such holder would receive if it had converted its
Series D Preferred Stock into common stock on the date the dividends are declared.

     The following table sets forth our capitalization as of December 31, 2004 and the pro forma capitalization to reflect the transactions that closed on
January 12, 2005, as if the transactions occurred on December 31, 2004.

                              Capitalization Table
                             (Amounts in thousands)
                                   (Unaudited)

                                                             As of December 31, 2004
                                                             -----------------------
                                                               Actual     Pro forma
                                                              --------    ---------

Long-term debt (including current portion):
   Term note payable                                          $  1,775    $  1,725
   Revolving credit note                                         8,388       2,293
   Subordinated notes payable                                      193         193
                                                              --------    --------
      Total long-term debt (including current portion)          10,356       4,211
Series B 12.5% Voting, Redeemable, Cumulative
   Convertible Participating Preferred Stock; $0.001
   par value, 3,500,000 authorized, 3,204,959
   shares issued and outstanding                                 6,344       6,344

Stockholders' equity:
   Series C Preferred Stock, $0.001 par value ($16,251
      aggregate liquidation preference); 406,158 shares
      issued and outstanding                                         1           1
   Series D Preferred Stock, $0.001 par value; ($4,445
      aggregate liquidation preference); no shares issued
      or outstanding (actual); 280,618 shares issued and
      outstanding (pro forma)                                       --          --
   Common Stock, $0.001 par value; 150,000,000 shares
      authorized; 30,638,283 shares issued and outstanding          31          31
   Additional paid-in capital                                   79,192      83,637
   Accumulated deficit                                         (73,659)    (73,659)
                                                              --------    --------
   Total stockholders' equity                                    5,565      10,010
                                                              --------    --------
Total Capitalization                                          $ 22,265    $ 20,565
                                                              ========    ========

SIGNIFICANT RELATED PARTY TRANSACTIONS

     We maintain a substantial number of real estate leases with various terms with related parties for properties located in Connecticut. The leases are for property that is used for executive offices and for the practice of ophthalmology, optometry, sale of eyeglasses or other operating and administrative functions. We believe that these leases reflect the fair market value and contain customary terms for leased commercial real estate in the geographic area where they are located.

     In January 2002, we entered into a $14 million loan agreement with Palisade and Ms. Yimoyines and issued 3.2 million shares of Series B Preferred Stock and warrants to purchase 17.5 million shares of our common stock to them as part of our debt restructure. (See "--Liquidity and Capital Resources -- The Conversion
of our Senior Subordinated Secured Loans into Series C Preferred Stock")

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

     We had an unsecured promissory note payable to a former officer of the
Company related to an amount owed in connection with our purchase of Cohen
Systems (now "CC Systems") in 1999. On September 10, 2004, CC Systems was sold back to the former officer and the unpaid balance on the promissory note at the time of the sale of approximately $71 was settled in the form of consideration from the sale.

     On January 12, 2005, Palisade and Ms. Yimoyines purchased 280,618 shares of our newly created Series D Preferred Stock for an aggregate purchase price of approximately $4.4 million. (See "--Liquidity and Capital Resources -- The
Series D Preferred Stock")

     On January 12, 2005, our wholly-owned subsidiary, OptiCare Acquisition
Corp., entered into an Asset Purchase Agreement with Wise Optical, LLC and
AECC/Pearlman Buying Group, LLC, both entities formed by Dean J. Yimoyines,
M.D., our former Chief Executive Officer, current President and Chief Executive
Officer of our medical affiliate, OptiCare P.C., and our current Chairman, pursuant to which we sold, effective as of December 31, 2004, substantially all of the assets and certain liabilities of our Distribution division, which consisted of our contact lens distributor, Wise Optical, and our Optical Buying
Group, for an aggregate purchase price of approximately $4.2 million.

     Our subsidiary, OptiCare Eye Health Centers, Inc., is party to a
Professional Services and Support Agreement with OptiCare, P.C., a Connecticut professional corporation. Dr. Yimoyines, our Chairman, and former Chief
Executive Officer, and beneficial holder of approximately 18% of our outstanding voting stock, is the sole nominee stockholder of OptiCare, P.C. Pursuant to our agreement, OptiCare, P.C. employs medical personnel and performs all ophthalmology and optometry services at our facilities in Connecticut. We select and provide the facilities at which the services are performed and provide all administrative and support services for the facilities for which OptiCare, P.C.
provides medical personnel and performs its ophthalmology and optometry services. We bill and receive payments for services rendered by the medical personnel of OptiCare, P.C. and OptiCare P.C. pays its physicians compensation for such medical services rendered.

RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2002, Financial Accounting Standards Board ("FASB')
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
Accordingly, employee and director compensation expense is recognized only for those options whose price is less than fair market value at the measurement date. For disclosure regarding stock options had compensation cost been determined in accordance with SFAS No. 123. In December 2004, the FASB issued
SFAS No. 123, Share-Based Payments (revised 2004). (SFAS No. 123R). See below.

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

     In December 2003, the FASB issued a revised version of FIN 46 ("FIN 46R"), which incorporated a number of modifications and changes to the original version. FIN 46R replaced FIN 46 and, subject to certain special provisions, was effective no later than the end of the first reporting period that ended after
December 15, 2003 for entities considered to be special-purpose entities and no later than the end of the first reporting period that ended after March, 15,
2004 for all other variable interest entities. The Company adopted FIN 46R in the fourth quarter of 2003 and did not have a material effect on the Company's
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

     In December 2004, the FASB issued SFAS No. 123, Share-Based Payments
(revised 2004). (SFAS No. 123R). This statement eliminates the option to apply the intrinsic value measurement provisions of Accounting Principles Board (APB)
Opinion No. 25, Accounting for Stock Issued to Employees to stock compensation awards issued to employees. Rather the Statement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, the requisite period (usually the vesting period). SFAS No. 123R will also require companies to measure the cost of employee services received in exchange for Employee Stock Purchase Plan (ESPP)
awards and we will be required to expense the grant date fair value of the
Company's ESPP awards. SFAS No. 123R will be effective for the Company's fiscal quarter beginning July, 1 2005. Based on the number of stock options outstanding as of December 31, 2004, the effect of the adoption of SFAS No. 123R would be to increase compensation expense by approximately $0.2 million in the Company's fiscal quarter beginning July 1, 2005.

FORWARD-LOOKING INFORMATION AND RISK FACTORS

     The statements in this Annual Report on Form 10-K and elsewhere (such as in other filings by us with the Securities and Exchange Commission, press releases, presentations by us or our management and oral statements) that relate to matters that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1934. When used in this document and elsewhere, words such as "anticipate," "believe," "expect,"
"plan," "intend," "estimate," "project," "could," "may," "predict" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements include those relating to:

     o    Our opinion that with respect to lawsuits incidental to our current and former operations, after taking into account the merits of defenses and established reserves, the ultimate resolution of these matters may not have a material adverse impact on our financial position or results of operations;

     o    Our belief that our new direct-to-employer product will lead to increased revenue and gross margins in our Managed Vision segment.

     o    Our expectation of future revenue, profitability and expense levels;

     o    Our expectation of increased demand for optical products and eye care services;

     o    Our belief that enrollment in health care plans may grow;

     o    Our belief that we are well positioned to compete for all types of eye care contracts;

     o    Our expectation that interest rates may not have a material adverse effect on income or cash flows in 2005;

     o    Our belief that our initiatives may continue to improve liquidity and should ensure compliance with covenants in our amended term loan and revolving credit facility with CapitalSource; and

     o    Our belief that cash from operations, borrowings under our amended term loan and revolving credit facility, and operating and capital lease financings will provide sufficient funds to finance operations for the next 12 months.

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

WE HAVE FAILED AND MAY FAIL FINANCIAL COVENANTS IN THE FUTURE

     In the third and fourth quarters of 2003 and the first and second quarters of 2004, we failed our fixed charges ratio covenant under our revolving credit facility with CapitalSource, but received waivers from CapitalSource for any non-compliance with the minimum fixed charge ratio covenant through June 30,
2004. Effective December 31, 2004, we would have been in violation of our tangible net worth covenant, however; on January 12, 2005, we amended our
Revolving Credit, Term Loan and Security Agreement to reduce the tangible net worth covenant from ($3,000,000) to ($6,500,000). If we fail a financial covenant in the future or otherwise default on our debt, our creditors could foreclose on our assets.

IF WE DEFAULT ON OUR DEBT TO CAPITALSOURCE FINANCE, LLC, IT COULD FORECLOSE ON
OUR ASSETS

     Our outstanding indebtedness to CapitalSource under its term loan and revolving credit facility as of December 31, 2004 was approximately $10.2 million. Substantially all of our assets are pledged to secure this indebtedness. If we default on the financial covenants in this loan and credit facility, CapitalSource could foreclose on its security interest in our assets, which would have a material adverse effect on our business, financial condition and results of operations.

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

LOSS OF THE SERVICES OF KEY MANAGEMENT PERSONNEL COULD ADVERSELY AFFECT OUR
BUSINESS.

     Our success, in part, depends upon the continued services of our executive officers. We believe that the loss of any of our executive officers could have a material adverse effect on our business, financial condition and results of operations. In addition, we have employment agreements with certain executive officers that require lump sum payments to be made upon the event of a change in control. These changes in control payments could deter takeover bids even if those bids are in our stockholders' best interests.

IF WE FAIL TO EXECUTE OUR GROWTH STRATEGY, WE MAY NOT BECOME PROFITABLE.

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

IF WE ARE UNABLE TO OBTAIN ADDITIONAL CAPITAL, OUR GROWTH COULD BE LIMITED.

     If we do not generate sufficient cash from its operations, we may need to obtain additional capital in order to successfully implement our growth strategy and to finance our continued operations. We believe that our cash flow from operations, borrowings under our amended term loan and revolving credit facility, and operating and capital lease financing will provide us with sufficient funds to finance our operations for the next 12 months. If however, additional funds are needed, we may attempt to raise such funds through the issuance of equity or convertible debt securities. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and our stockholders may experience dilution of their interest in us. If additional funds are needed and are not available or are not available on

acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to competitive pressures may be significantly limited.

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

WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY WITH OTHER EYE CARE SERVICES COMPANIES
WHICH HAVE MORE RESOURCES AND EXPERIENCE THAN US, AND WITH OTHER EYE CARE
DISTRIBUTORS.

     Some of our competitors have substantially greater financial, technical, managerial, marketing and other resources and experience than we do and, as a result, may compete more effectively than we can. We compete with other businesses, including other eye care services companies, hospitals, individual ophthalmology and optometry practices, other ambulatory surgery and laser vision correction centers, managed care companies, eye care clinics and providers of retail optical products. Companies in other health care industry segments, including managers of hospital-based medical specialties or large group medical practices, may become competitors in providing surgery and laser centers as well as competitive eye care-related services. Our failure to compete effectively with these and other competitors, could have a material adverse effect on our business, financial condition and results of operations.

IF WE FAIL TO NEGOTIATE PROFITABLE CAPITATED FEE ARRANGEMENTS, IT COULD HAVE A
MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     Under some managed care contracts, known as "capitation" contracts, health care providers accept a fixed payment per member per month, whether or not a person covered by a managed care plan receives any services, and the health care provider is obligated to provide all necessary covered services to the patients covered under the agreement. Many of these contracts pass part of the financial risk of providing care from the payor, i.e., an HMO, health insurer, employee welfare plan or self-insured employer, to the provider. The growth of capitation contracts in markets which we serve could result in less certainty with respect to profitability and require a higher level of actuarial acumen in evaluating such contracts. We do not know whether we will be able to continue to negotiate arrangements on a capitated or other risk-sharing basis that proves to be profitable, or to pass the financial risks of providing care to other parties, or to accurately predict utilization or the costs of rendering services. In addition, changes in federal or state regulations of these contracts may limit our ability to transfer financial risks away from us. Any such developments could have a material adverse effect on our business, financial condition and results of operations.

WE MAY HAVE POTENTIAL CONFLICTS OF INTERESTS WITH RESPECT TO RELATED PARTY
TRANSACTIONS WHICH COULD RESULT IN CERTAIN OF OUR OFFICERS, DIRECTORS AND KEY
EMPLOYEES HAVING INTERESTS THAT DIFFER FROM OUR STOCKHOLDERS AND US.

     We have contractual agreements with entities owned or controlled by our officers, our former Chief Executive Officer and Chairman and key employees, which agreements could create the potential for possible conflicts of interests for such individuals. Through our subsidiaries, we lease property owned by certain of our officers and their family members.

     Our subsidiary, OptiCare Eye Health Centers, Inc., is party to a
Professional Services and Support Agreement with OptiCare, P.C., a Connecticut professional corporation. Dr. Yimoyines, our Chairman, and former Chief
Executive Officer, and beneficial holder of approximately 18% of our outstanding voting stock, is the sole nominee stockholder of OptiCare, P.C. Pursuant to our agreement, OptiCare, P.C. employs medical personnel and performs all ophthalmology and optometry services at our facilities in Connecticut. We select and provide the facilities at which the services are performed and provide all administrative and support services for the facilities for which OptiCare, P.C.
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

OUR LARGEST STOCKHOLDER, PALISADE CONCENTRATED EQUITY PARTNERSHIP, L.P., OWNS
SUFFICIENT SHARES OF OUR COMMON STOCK AND VOTING EQUIVALENTS TO SIGNIFICANTLY
AFFECT THE RESULTS OF ANY STOCKHOLDER VOTE AND CONTROLS OUR BOARD OF DIRECTORS.

     Palisade owns approximately 84% of our voting power and therefore will determine the outcome of all corporate matters requiring stockholder approval, including the election of all of our directors and transactions such as mergers.
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
These potential conflicts of interest include corporate opportunities, indemnity arrangements, potential acquisitions or financing transactions; sales or other dispositions by Palisade of our shares held by it; and the exercise by Palisade of its ability to control our management and affairs. In addition, one of our directors is an officer of Palisade Capital Management, LLC, an affiliate of
Palisade. There can be no assurance that any conflicts that may arise between
Palisade and us will not have a material adverse effect on our business, financial condition and results of operations or our other stockholders.

CONFLICTS OF INTEREST MAY ARISE BETWEEN DEAN J. YIMOYINES AND OPTICARE.

     Conflicts of interest may arise between us and Dean J. Yimoyines and his affiliates in areas relating to past, ongoing and future relationships and other matters. These potential conflicts of interest include indemnity arrangements and sales or other dispositions by Dean J. Yimoyines of our shares held by him.
In addition, conflicts may arise regarding Dean J. Yimoyines designation as sole nominee shareholder, President and Chief Executive Officer of OptiCare, P.C..

     Except as required by law, we undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are subject to market risk from exposure to changes in interest rates based on our financing activities under our term loan and revolving credit facility with CapitalSource, due to its variable interest rate. The nature and amount of our indebtedness may vary as a result of future business requirements, market conditions and other factors. The extent of our interest rate risk is not quantifiable or predictable due to the variability of future interest rates and financing needs.

     We do not expect changes in interest rates to have a material effect on income or cash flows in the year 2005, although there can be no assurances that interest rates will not significantly change. A 10% change in the interest rate payable by us on our variable rate debt would have increased or decreased the annual interest expense by $0.1 million, assuming our borrowing level is unchanged. We did not use derivative instruments to adjust our interest rate risk profile during the year ended December 31, 2004.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements and the reports of independent certified public accountants thereon are set forth herein beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

          FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the
Exchange Act Rules 13a-15(e) and 15(d)-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

     As noted in our Quarterly Report on Form 10-Q for the period ended June 30,
2004, as filed with the Securities and Exchange Commission, our principal executive officer and principal financial officer, along with our Audit
Committee, determined that there was a "material weakness," or a reportable condition related to our accounting for inventory that did not prevent the erroneous reporting of actual inventory levels primarily due to mathematical and fundamental errors in the reconciliation process. This material weakness occurred at an operation that has been subsequently sold as part of the
Distribution business sale which took place on January 12, 2005. Upon identifying the areas of weakness, management implemented measures to rectify the past errors and to prevent them in the future. The measures included the enhancement of the inventory reconciliation process to provide more detailed, mathematical checks and detailed comparison to prior periods, daily analysis of product margin and cost of goods sold, random inventory cycle counts and improved tracking of customer deposits related to inventory.

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

     (b)  Changes in Internal Controls. There were no other changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the fourth quarter of our last fiscal year, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information regarding directors and executive officers required by Item
10, appearing under the captions "Election of Directors," "Section 16(A)
Beneficial Ownership Reporting Compliance" and "Code of Conduct and Ethics" of
our Proxy Statement for the 2005 Annual Meeting of Stockholders, is incorporated herein by reference.

Information regarding our directors and executive officers is included in Part I of this Form 10-K as permitted by General Instruction G (3).

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 appearing under the caption "Executive
Compensation" of our Proxy Statement for the 2005 Annual Meeting of Stockholders
is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         RELATED STOCKHOLDER MATTERS

     The information required by Item 12 appearing under the caption "Security
Ownership of Certain Beneficial Owners and Management" and "Equity Compensation
Plan Information" of our Proxy Statement for the 2005 Annual Meeting of
Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by Item 13 appearing under the captions "Employment
Contracts and Change of Control Agreements" and "Certain Relationships and
Related Transactions" of our Proxy Statement for the 2005 Annual Meeting of the
Stockholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by Item 14 appearing under the caption "Audit and
Non-Audit Fees" of our Proxy Statement for the 2005 Annual Meeting of
Stockholders is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

1.   FINANCIAL STATEMENTS:

     See the "Index to Financial Statements" beginning on page F-1.

2.   FINANCIAL STATEMENT SCHEDULES:

     Required schedules have been omitted because they are either not applicable or the required information has been disclosed in the consolidated financial statements or notes thereto.

3.   EXHIBITS:

EXHIBIT   DESCRIPTION
-------   -----------

3.1       Certificate of Incorporation of Registrant, incorporated herein by reference to the Registrant's Current Report on Form 8-K filed January
          19, 2005, Exhibit 3.1.

3.2       Certificate of Amendment of the Certificate of Incorporation, dated as of August 13, 1999, as filed with the Delaware Secretary of State on
          August 13, 1999, incorporated herein by reference to Registrant's
          Current Report on Form 8-K filed on January 19,

EXHIBIT   DESCRIPTION
-------   -----------

          2005, Exhibit 3.2.

3.3       Certificate of Designation with respect to the Registrant's Series A
          Convertible Preferred Stock, as filed with the Delaware Secretary of
          State on August 13, 1999, incorporated herein by reference to
          Registrant's Current Report on Form 8-K filed on January 19, 2005,
          Exhibit 3.3.

3.4       Certificate of Amendment of the Certificate of Incorporation, as filed with the Delaware Secretary on January 21, 2002, increasing the authorized common stock of the Registrant from 50,000,000 to
          75,000,000 shares, incorporated herein by reference to the
          Registrant's Current Report on Form 8-K filed on January 19, 2005,
          Exhibit 3.4.

3.5       Certificate of Designation, Rights and Preferences of the Series B
          12.5% Voting Cumulative Convertible Participating Preferred Stock of
          the Registrant, as filed with the Delaware Secretary of State on
          January 23, 2002, incorporated herein by reference to the Registrant's
          Current Report on Form 8-K dated filed on February 11, 2002, Exhibit
          3.2.

3.6       Certificate of Designation, Rights and Preferences of the Series C
          Preferred Stock of the Registrant, as filed with the Delaware
          Secretary of State on May 12, 2003, incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on January 19,
          2005, Exhibit 3.6.

3.7       Certificate of Amendment of the Certificate of Incorporation, as filed with the Delaware Secretary of State on May 29, 2003, increasing the authorized common stock of the Registrant from 75,000,000 to
          150,000,000 shares, incorporated herein by reference to the
          Registrant's Current Report on Form 8-K filed on January 19, 2005,
          Exhibit 3.7.

3.8       Certificate of Designation, Rights and Preferences of the Series D
          Preferred Stock of the Registrant, as filed with the Delaware
          Secretary of State on January 12, 2005, incorporated by reference to the Registrant's Current Report on Form 8-K filed on January 19, 2005,
          Exhibit 3.8.

3.9       Amended and Restated By-laws of Registrant adopted March 27, 2000, incorporated herein by reference to Registrant's Annual Report on Form
          10-K filed on March 30, 2000, Exhibit 3.3.

3.10      Amendment No. 1 to the Amended and Restated Bylaws of Registrant
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
          November 29, 2001, Exhibit 10.55.

4.3       Form of Warrant to purchase 50,000 shares of common stock issued in connection with the Amended and Restated Secured Promissory Note issued as of October 10, 2000, by OptiCare Eye Health Centers, Inc.,
          PrimeVision Health, Inc. and OptiCare Eye Health

EXHIBIT   DESCRIPTION
-------   -----------

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

10.4      Amended and Restated 2002 Stock Incentive Plan incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q filed August
          14, 2002, Exhibit 4.4. +

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

10.7      Contracting Provider Services Agreement dated April 26, 1996 and amendment thereto dated as of January 1, 1999, between Blue Cross and
          Blue Shield of Connecticut, Inc., and OptiCare Eye Health Centers,
          Inc., incorporated herein by reference to the Registration Statement
          333-78501, Exhibit 10.11.

10.8      Form of Employment Agreement between the Registrant and Dean J.
          Yimoyines, M.D., effective August 13, 1999, incorporated herein by reference to the Registration Statement 333-78501, Exhibit 10.11. +

10.9      Lease Agreement dated September 1, 1995, by and between French's Mill
          Associates, as landlord, and OptiCare Eye Health Centers, Inc. as tenant, for premises located at 87 Grandview Avenue, Waterbury,
          Connecticut incorporated herein by reference to the Registration
          Statement 333-78501, Exhibit 10.17.

10.10     Lease Agreement dated September 30, 1997, by and between French's Mill
          Associates II, LLP, as landlord, and OptiCare Eye Health Center, P.C., as tenant, for premises located at 160 Robbins Street, Waterbury,
          Connecticut (upper level), incorporated herein by reference to the
          Registration Statement 333-78501, Exhibit 10.18.

EXHIBIT   DESCRIPTION
-------   -----------

10.11     Lease Agreement dated September 1, 1995 and Amendment to lease dated
          September 30, 1997, by and between French's Mill Associates II, LLP, as landlord, and OptiCare Eye Health Center, P.C., as tenant, for premises located at 160 Robbins Street, Waterbury, Connecticut (lower level), incorporated herein by reference to the Registration Statement
          333-78501, Exhibit 10.19.

10.12     Second Amendment to Lease Agreement dated September 30, 1997, by and between French's Mill Associates II, LLP, as landlord, and OptiCare
          Eye Health Center, Inc., as tenant, for premises located at 160
          Robbins Street, Waterbury, Connecticut, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on
          August 12, 2003, Exhibit 10.4.

10.13     Lease Agreement dated August 1, 2002, by and between Harrold-Barker
          Investment Company, as landlord, and OptiCare Health Systems, Inc., as tenant, for premises located at 110 and 112 Zebulon Court, Rocky
          Mount, North Carolina incorporated herein by reference to the
          Registrant's Annual Report on Form 10-K filed on March 18, 2003,
          Exhibit 10.12.

10.14     Form of Health Services Organization Agreement between PrimeVision
          Health, Inc. and eye care providers, incorporated herein by reference to the Registration Statement 333-78501, Exhibit 10.21.

10.15     Professional Services and Support Agreement dated December 1, 1995, between OptiCare Eye Health Centers, Inc. and OptiCare P.C., a
          Connecticut professional corporation, incorporated herein by reference to the Registration Statement 333-78501, Exhibit 10.22.

10.16     Amendment No. 1 dated January 12, 2005, to the Professional Services and Support Agreement dated December 1, 1995.*

10.17     Stock Purchase Agreement dated October 1, 1999, among the Registrant,
          Stephen Cohen, Robert Airola, Gerald Mandel and Reginald Westbrook
          (excluding schedules and other attachments thereto), incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 15, 1999, Exhibit 10.10.

10.18     Employment Agreement between the Registrant as employer and Gordon A.
          Bishop, dated August, 13, 1999, incorporated herein by reference to the Registration Statement 333-93043, Exhbit 10.41. +

10.19     Employment Agreement between the Registrant and Jason M. Harrold effective July 1, 2000, incorporated herein by reference to the
          Registrant's Quarterly Report on Form 10-Q filed on August 14, 2000,
          Exhibit 10.10. +

10.20     OptiCare Directors' and Officers' Trust Agreement dated November 7,
          2001, between the Registrant and Norman S. Drubner, Esq., as Trustee,
          incorporated herein by reference to the Registrant's Annual Report on
          Form 10-K filed on November 29, 2001, Exhibit 10.52. +

10.21     Agreement for Consulting Services between Morris Anderson and
          Associates, Ltd. and the Registrant dated April 16, 2001, incorporated herein by reference to the Registrant's Annual Report on Form 10-K filed on November 19, 2001, Exhibit 10.53.

10.22     Restructure Agreement dated December 17, 2001, among Palisade
          Concentrated Equity Partnership, L.P., Dean J. Yimoyines, M.D. and the
          Registrant incorporated herein by reference to the Registrant's
          Current Report on Form 8-K filed on February 11, 2002, Exhibit 10.1.

10.23     Amendment No. 1 dated January 5, 2002, to the Restructure Agreement dated

EXHIBIT   DESCRIPTION
-------   -----------

          December 17, 2001, among Palisade Concentrated Equity Partnership,
          L.P., Dean J. Yimoyines, M.D. and the Registrant incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on
          February 11, 2002, Exhibit 10.2.

10.24     Amendment No. 2 dated January 22, 2002, to the Restructure Agreement dated December 17, 2001, among Palisade Concentrated Equity
          Partnership, L.P., Dean J. Yimoyines, M.D. and the Registrant
          incorporated herein by reference to the Registrant's Current Report on
          Form 8-K filed on February 11, 2002, Exhibit 10.3.

10.25     Amendment No. 3 dated May 12, 2003, to the Restructure Agreement dated
          December 17, 2001, among Palisade Concentrated Equity Partnership,
          L.P., Dean J. Yimoyines, M.D. and the Registrant, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 12, 2003, Exhibit 10.3.

10.26     Subordinated Pledge and Security Agreement dated as of January 25,
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
          February 11, 2002, Exhibit 10.6.

10.27     Registration Rights Agreement dated January 25, 2002, covering common stock held by Palisade, common stock issuable on conversion of the
          Series B Preferred Stock and exercise of the warrants issued to
          Palisade, Linda Yimoyines and CapitalSource Finance, L.L.C.,
          incorporated herein by reference to the Registrant's Current Report on
          Form 8-K filed on February 11, 2002, Exhibit 10.7.

10.28     Amendment No. 1 dated May 12, 2003, to the Registration Rights
          Agreement dated January 25, 2002, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 12,
          2003, Exhibit 10.2.

10.29     Amendment No. 2 dated January 12, 2005, to the Registration Rights
          Agreement dated January 25, 2002.*

10.30     Subordination Agreement dated January 25, 2002, among Palisade
          Concentrated Equity Partnership, L.P., Linda Yimoyines, CapitalSource
          Finance, L.L.C. and the Registrant, incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on February 11,
          2002, Exhibit 10.8.

10.31     Amended and Restated Revolving Credit, Term Loan and Security
          Agreement dated as of January 25, 2002, between CapitalSource Finance,
          L.L.C. and the Registrant, including Annex I, Financial Covenants, and
          Appendix I, Definitions, incorporated herein by reference to the
          Registrant's Current Report on Form 8-K filed on February 11, 2002,
          Exhibit 10.9.

10.32     Waiver and Second Amendment, dated as of November 14, 2003, to the
          Amended and Restated Revolving Credit, Term Loan and Security
          Agreement, originally dated as of January 25, 2003, by and between the
          Registrant, OptiCare Eye Health Centers, Inc., PrimeVision Health,
          Inc. and CapitalSource Finance, L.L.C., incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on
          November 19, 2003, Exhibit 10.1.

10.33     Term Note B dated November 14, 2003, by and between the Registrant,
          OptiCare Eye Health Centers, Inc., PrimeVision Health, Inc.
          (individually and collectively as borrower) and CapitalSource Finance,
          L.L.C. (as lender), incorporated herein by reference to the
          Registrant's Current Report on Form 8-K filed on November 19, 2003,
          Exhibit 10.2.

EXHIBIT   DESCRIPTION
-------   -----------

10.34     Guaranty Agreement dated November 14, 2003 by and between Palisade
          Concentrated Equity Partnership, L.P., the Registrant, PrimeVision
          Health, Inc., OptiCare Eye Health Centers, Inc., OptiCare Acquisition
          Corp., and CapitalSource Finance, L.L.C., incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on
          November 19, 2003, Exhibit 10.3.

10.35     Reassignment of Rights to Payments under Services Agreements,
          Physician Notes and Physician Security Agreements, between Bank
          Austria Creditanstalt Corporate Finance, Inc., and the Registrant,
          dated January 25, 2002, incorporated herein by reference to the
          Registrant's Current Report on Form 8-K filed on February 11, 2002,
          Exhibit 10.10.

10.36     Assignment and Assumption Agreement dated January 25, 2002, between
          Bank Austria Creditanstalt Corporate Finance, Inc., and CapitalSource
          Finance, L.L.C., incorporated herein by reference to the Registrant's
          Current Report on Form 8-K filed on February 11, 2002, Exhibit 10.11.

10.37     OptiCare Directors' & Officers' Tail Policy Trust dated January 10,
          2002, between the Registrant and Norman S. Drubner, Esq. as trustee incorporated herein by reference to the Registrant's Annual Report on
          Form 10-K filed on April 1, 2002, Exhibit 10.74. +

10.38     Employment Agreement dated as of September 1, 2001, between the
          Registrant and William Blaskiewicz, incorporated herein by reference of the Registrant's Quarterly Report on Form 10-Q filed on December 3,
          2002, Exhibit 10.21. +

10.39     Amended and Restated Employment Agreement dated October 6, 2004, between the Registrant and Christopher J. Walls, incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on
          October 10, 2004, Exhibit 10.1. +

10.40     Employment Letter Agreement dated as of May 21, 2002, between the
          Registrant and Lance A. Wilkes, incorporated herein by reference of the Registrant's Quarterly Report on Form 10-Q filed on August 14,
          2002, Exhibit 10.77. +

10.41     Asset Purchase Agreement dated as of August 1, 2002, by and among the
          Registrant, PrimeVision Health, Inc. and Optometric Eye Care Center,
          P.A., incorporated herein by reference to the Registrant's Current
          Report on Form 8-K filed on August 27, 2002, Exhibit 2.

10.42     Asset Purchase Agreement dated as of February 7, 2003, by and among the Wise Optical Vision Group, Inc. and OptiCare Acquisition Corp.,
          incorporated herein by reference to the Registrant's Current Report on
          Form 8-K filed on February 10, 2003, Exhibit 2.

10.43     Joinder Agreement and First Amendment dated as of February 7, 2003, to the Amended and Restated Revolving Credit, Term Loan and Security
          Agreement, originally dated as of January 25, 2003, by and between the
          Registrant, OptiCare Eye Health Centers, Inc., PrimeVision Health,
          Inc. and CapitalSource Finance, L.L.C., incorporated herein by reference to the Registrant's Current Report on Form 8-K filed
          February 10, 2003, Exhibit 99.2.

10.44     Lease Agreement dated August 7, 2000 and Amendment to Lease dated
          August 1, 2001, by and between Mack-Cali So. West Realty Associates
          L.L.C., as landlord, and Wise/Contact US Optical Corporation, as tenant, for premises located at 4 Executive Plaza, Yonkers, New York incorporated herein by reference to the Registrant's Annual Report on
          Form 10-K filed on March 18, 2003, Exhibit 10.39.

10.45     Letter Agreement dated May 12, 2003, by and among Palisade
          Concentrated Equity Partnership, L.P., the Registrant and Linda
          Yimoyines, incorporated herein by

EXHIBIT   DESCRIPTION
-------   -----------

          reference to the Registrant's Quarterly Report on Form 10-Q filed on
          August 12, 2003, Exhibit 10.1.

10.46     Second Amended and Restated Revolving Credit, Term Loan and Security
          Agreement, dated as of March 29, 2004, by and between the Registrant,
          OptiCare Eye Health Centers, Inc., PrimeVision Health, Inc. OptiCare
          Acquisition Corporation and CapitalSource Finance, L.L.C.,
          incorporated herein by reference to the Registrant's Annual Report on
          Form 10-K filed on March 30, 2004, Exhibit 10.44.

10.47     Waiver and First Amendment to Second Amended and Restated Revolving
          Credit, Term Loan and Security Agreement dated as of August 16, 2004, by and between the Registrant, OptiCare Eye Health centers, Inc.,
          PrimeVision Health, Inc., OptiCare Acquisition Corporation and
          CapitalSource Finance LLC., incorporated herein by reference to the
          Registrant's Quarterly Report on Form 10-Q filed on November 15, 2004,
          Exhibit 10.1.

10.48     Second Amendment to Second Amended and Restated Revolving Credit, Term
          Loan and Security Agreement dated as of August 27, 2004, by and between the Registrant, OptiCare Eye Health Centers, Inc., PrimeVision
          Health, Inc., OptiCare Acquisition Corporation and CapitalSource
          Finance LLC., incorporated herein by reference to the Registrant's
          Current Report on Form 8-K filed on September 1, 2004, Exhibit 10.1.

10.49     Letter Agreement dated as of August 27, 2004, by and between the
          Registrant, OptiCare Eye Health Centers, Inc., PrimeVision Health,
          Inc., OptiCare Acquisition Corporation, CapitalSource Finance LLC and
          Palisade Concentrated Equity Partnership, L.P., incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on
          September 1, 2004, Exhibit 10.2.

10.50     Third Amendment to Second Amended and Restated Revolving Credit, Term
          Loan and Security Agreement dated as of January 12, 2005, by and between the Registrant, OptiCare eye Health Centers, Inc., PrimeVision
          Health, Inc., OptiCare Acquisition Corporation and CapitalSource
          Finance LLC.*

10.51     Series D Preferred Stock Purchase Agreement dated as of January 12,
          2005, by and among the Registrant, Palisade Concentrated Equity
          Partnership, L.P. and Linda Yimoyines.*

10.52     Asset Purchase Agreement dated as of January 12, 2005, between
          OptiCare Acquisition Corp., Wise Optical, LLC and AECC/Pearlman Buying
          Group, LLC.*

10.53     Transition Agreement dated as of January 12, 2005 between Dr. Dean J.
          Yimoyines and the Registrant.*

10.54     Supply Agreement dated as of January 12, 2005, by and among OptiCare
          Eye Health Centers, Inc., Wise Optical, LLC and AECC/Pearlman Buying
          Group, LLC.*

10.55     Employment Agreement dated as of January 12, 2005, by and between
          OptiCare P.C. and Dr. Dean J. Yimoyines.+*

21        List of Subsidiaries of the Registrant*.

23        Consent of Deloitte & Touche LLP regarding its report on our financial statements as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004. *

31.1      Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2      Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley

EXHIBIT   DESCRIPTION
-------   -----------

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

March 30, 2005                          OPTICARE HEALTH SYSTEMS, INC.

                                        By: /s/ Christopher J. Walls
                                            ------------------------------------
                                            Christopher J. Walls
                                            Chief Executive Officer,
                                            President and General Counsel

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                    TITLE                                                    DATE
---------                    -----                                                    ----

/s/ Christopher J. Walls     Chief Executive Officer, President and General Counsel   March 30, 2005
--------------------------   (Principal Executive Officer)
Christopher J. Walls

/s/ William A. Blaskiewicz   Vice President and Chief Financial Officer               March 30, 2005
--------------------------   (Principal Financial and Accounting Officer)
William A. Blaskiewicz

/s/ Dean J. Yimoyines        Director and Chairman of the Board                       March 30, 2005
--------------------------
Dean J. Yimoyines, M.D.

/s/ Eric J. Bertrand         Director                                                 March 30, 2005
--------------------------
Eric J. Bertrand

/s/ Norman S. Drubner        Director                                                 March 30, 2005
--------------------------
Norman S. Drubner

/s/ Mark S. Hoffman          Director                                                 March 30, 2005
--------------------------
Mark S. Hoffman

/s/ Richard L. Huber         Director                                                 March 30, 2005
--------------------------
Richard L. Huber

/s/ Clark A. Johnson         Director                                                 March 30, 2005
--------------------------
Clark A. Johnson

/s/ Melvin Meskin            Director                                                 March 30, 2005
--------------------------
Melvin Meskin

/s/ Mark S. Newman           Director                                                 March 30, 2005
--------------------------
Mark S. Newman

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm                                       F-2

Consolidated Balance Sheets as of December 31, 2004 and 2003                                  F-3

Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002    F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002    F-5

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2004, 2003
   and 2002                                                                                   F-6

Notes to Consolidated Financial Statements                                                    F-7

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
OptiCare Health Systems, Inc.
Waterbury, Connecticut

We have audited the accompanying consolidated balance sheets of OptiCare Health
Systems, Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2003,
and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004.
These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of OptiCare Health Systems, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended
December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, on January 1,
2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standard No.
142.

/s/ Deloitte & Touche LLP

Stamford, Connecticut
March 29, 2005

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                     DECEMBER 31,
                                                                 --------------------
                                                                   2004        2003
                                                                 --------    --------

                            ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                     $  2,228    $  1,695
   Accounts receivable, net                                         2,164       2,044
   Inventories                                                      1,851       1,773
   Assets held for sale                                             7,894      11,578
   Notes receivable                                                    82         105
   Other current assets                                               599         354
                                                                 --------    --------
      Total Current Assets                                         14,818      17,549
                                                                 --------    --------
Property and equipment, net                                         2,628       2,761
Goodwill                                                           16,663      16,565
Intangible assets, net                                              1,068       1,179
Assets held for sale, non-current                                   1,150       4,670
Deferred debt issuance costs, net                                     342         398
Notes receivable, less current portion                                734         791
Restricted cash                                                     1,413       1,158
Other assets                                                          998         784
                                                                 --------    --------
      TOTAL ASSETS                                               $ 39,814    $ 45,855
                                                                 ========    ========

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                              $  2,727    $    734
   Claims payable and claims incurred but not reported              1,897       1,534
   Accrued salaries and related expenses                            2,743       2,186
   Accrued expenses                                                 1,874       1,184
   Current portion of long-term debt                                  332      10,818
   Current portion of capital lease obligations                        11          10
   Liabilities of held for sale business                            5,683       6,755
   Other current liabilities                                        1,119         407
                                                                 --------    --------
      Total Current Liabilities                                    16,386      23,628

NON-CURRENT LIABILITIES:
   Long-term debt, less current portion                            10,024       1,775
   Capital lease obligations, less current portion                     19          --
   Other liabilities                                                1,476         405
                                                                 --------    --------
      Total Non-Current Liabilities                                11,519       2,180
                                                                 --------    --------

COMMITMENTS AND CONTINGENCIES  (Notes 10, 12,  and 19)

SERIES B 12.5% REDEEMABLE, CONVERTIBLE  PREFERRED STOCK AT
AGGREGATE LIQUIDATION PREFERENCE-RELATED PARTY                      6,344       5,635

STOCKHOLDERS' EQUITY:
Series C Preferred Stock, $.001 par value ($16,251 aggregate liquidation preference);
   406,158 shares issued and outstanding at December 31, 2004
   and December 31, 2003, respectively                                  1           1
Common Stock, $0.001 par value; 150,000,000 shares authorized;
   30,638,283 and 30,386,061 shares issued and outstanding at
   December 31, 2004 and 2003, respectively                            31          30
Additional paid-in-capital                                         79,192      79,700
Accumulated deficit                                               (73,659)    (65,319)
                                                                 --------    --------
      TOTAL STOCKHOLDERS' EQUITY                                    5,565      14,412
                                                                 --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 39,814    $ 45,855
                                                                 ========    ========

     See notes to consolidated financial statements.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                   YEAR ENDED DECEMBER 31,
                                                                -----------------------------
                                                                  2004       2003       2002
                                                                --------   --------   -------

NET REVENUES:
   Managed vision                                               $ 25,495   $ 28,111   $29,426
   Product sales                                                  11,580     11,295    10,826
   Other services                                                 19,907     18,971    18,257
   Other income                                                    1,921      2,722     2,346
                                                                --------   --------   -------
      Total net revenues                                          58,903     61,099    60,855
                                                                --------   --------   -------
OPERATING EXPENSES:
   Medical claims expense                                         19,156     22,000    22,311
   Cost of product sales                                           4,128      3,837     4,098
   Cost of services                                                8,322      8,001     7,616
   Selling, general and administrative                            25,053     24,165    23,411
   (Gain) loss from early extinguishment of debt                      --      1,896    (8,789)
   Depreciation                                                      848      1,168     1,721
   Amortization                                                      117        114       119
   Interest                                                        1,190      2,044     3,010
                                                                --------   --------   -------
      Total operating expenses                                    58,814     63,225    53,497
                                                                --------   --------   -------
Income (loss) from continuing operations before income tax            89     (2,126)    7,358
Income tax expense                                                    51      4,927     2,516
                                                                --------   --------   -------
Income (loss) from continuing operations                              38     (7,053)    4,842

Discontinued Operations:
Income (loss) from discontinued operations, net of income tax     (3,973)    (5,300)      337
Loss on disposal of discontinued operations, net of income
   tax expense of $342 in 2002                                    (4,405)        --    (4,434)
                                                                --------   --------   -------

Loss from discontinued operations                                 (8,378)    (5,300)   (4,097)
                                                                --------   --------   -------
Net income (loss)                                                 (8,340)   (12,353)      745

   Preferred stock dividends                                        (709)      (618)     (531)
                                                                --------   --------   -------
Net income (loss) available to common stockholders              $ (9,049)  $(12,971)  $   214
                                                                ========   ========   =======

EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations:
   Basic                                                        $  (0.02)  $  (0.25)  $  0.35
   Diluted                                                      $  (0.02)  $  (0.25)  $  0.09
Loss from discontinued operations:
   Basic                                                        $  (0.28)  $  (0.18)  $ (0.33)
   Diluted                                                      $  (0.28)  $  (0.18)  $ (0.08)
Net income (loss):
   Basic                                                        $  (0.30)  $  (0.43)  $  0.02
   Diluted                                                      $  (0.30)  $  (0.43)  $  0.01

See notes to consolidated financial statements.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                        YEAR ENDED DECEMBER 31,
                                                                     -----------------------------
                                                                       2004      2003       2002
                                                                     -------   --------   --------

OPERATING ACTIVITIES:
   Net income (loss)                                                 $(8,340)  $(12,353)  $    745
   Loss on discontinued operations                                     8,378      5,300      4,097
                                                                     -------   --------   --------
   Income (loss) from continuing operations                               38     (7,053)     4,842
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
   Depreciation                                                          848      1,168      1,721
   Amortization                                                          117        114        119
   Deferred income taxes                                                  --      4,800      3,000
   Bad debt (income) expense                                             (46)       162        173
   Non-cash interest expense                                             149        958        258
   Non-cash (gain) loss on early extinguishment of debt                   --      1,867     (8,789)
   Non-cash gain on contract settlements                                 (12)      (529)        --
   Non-cash compensation charges                                         181        178         --
   Loss on disposal of fixed assets                                       --         62         --
   Changes in operating assets and liabilities
      Accounts receivable                                                (74)      (219)       436
      Inventories                                                        (78)        23         29
      Other assets                                                      (563)         9       (160)
      Accounts payable and accrued expenses                            3,575       (236)    (2,501)
      Other liabilities                                                1,783       (111)       (45)
   Cash (used in) provided by discontinued operations                 (3,038)    (3,964)       686
                                                                     -------   --------   --------
Net cash provided by (used in) operating activities                    2,880     (2,771)      (231)
                                                                     -------   --------   --------

INVESTING ACTIVITIES:
   Purchases of property and equipment, net of disposals                (715)      (749)      (750)
   Purchase of notes receivable                                           --         --     (1,350)
   Payments received on notes receivable                                 183        458        658
   Refund of security deposits                                            --        775         --
   Purchase of restricted investments                                   (260)      (900)        --
   Investments in acquisitions, excluding cash                           (65)    (6,192)        --
   Net proceeds from sale of discontinued operations                     700         --      3,862
                                                                     -------   --------   --------
Net cash (used in) provided by investing activities                     (157)    (6,608)     2,420
                                                                     -------   --------   --------

FINANCING ACTIVITIES:
   Proceeds from long-term debt                                           --        314     23,474
   Net increase (decrease) in revolving credit facility               (2,004)     8,837     (4,917)
   Proceeds from exercise of warrants                                     --         --      2,450
   Proceeds from issuance of stock                                        20        144      4,000
   Principal payments on long-term debt                                 (300)      (988)   (25,143)
   Equipment financing                                                   238         --
   Payment of financing costs                                           (128)      (261)    (1,445)
   Principal payments on capital lease obligations                       (16)       (58)       (58)
                                                                     -------   --------   --------
Net cash (used in) provided by financing activities                   (2,190)     7,988     (1,639)
                                                                     -------   --------   --------
Increase (decrease) in cash and cash equivalents                         533     (1,391)       550
Cash and cash equivalents at beginning of year                         1,695      3,086      2,536
                                                                     -------   --------   --------
Cash and cash equivalents at end of year                             $ 2,228   $  1,695   $  3,086
                                                                     =======   ========   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                               $ 1,016   $  1,061   $  1,359
Cash paid (received) for income taxes                                     46         76         45
Reduction of debt in exchange for reduction of receivables                --         86      1,011
Conversion of senior subordinated debt to Series C Preferred Stock        --     16,251         --

See notes to consolidated financial statements.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                    Series A            Series C
                                Preferred Stock     Preferred Stock        Common Stock      Additional
                               -----------------   -----------------   -------------------     Paid-in    Accumulated
                                Shares    Amount    Shares    Amount     Shares     Amount     Capital      Deficit       Total
                               --------   ------   -------   -------   ----------   ------   ----------   -----------   --------

Balance at December 31, 2001    418,803    $ 1          --      --     12,815,092    $13      $60,679      $(53,711)    $  6,982
   Issuance of common stock          --     --          --      --     17,525,000     17        2,433            --        2,450
   Cancellation of shares      (418,803)    (1)         --      --     (1,426,102)    (1)        (375)           --         (377)
   Issuance of warrants              --     --          --      --             --     --        1,383            --        1,383
   Dividends on redeemable
      preferred stock                --     --          --      --             --     --         (531)           --         (531)
   Net income for 2002               --     --          --      --             --     --           --           745          745
                               --------    ---     -------     ---     ----------    ---      -------      --------     --------
Balance at December 31, 2002         --    $--          --      --     28,913,990    $29      $63,589      $(52,966)    $ 10,652
   Issuance of preferred
      stock                          --     --     406,158     $ 1             --     --       16,113            --       16,114
   Issuance of common stock          --     --          --              1,555,000      1          651            --          652
   Cancellation of shares            --     --          --      --        (82,929)    --          (35)           --          (35)
   Dividends on redeemable
      preferred stock                --     --          --      --             --     --         (618)           --         (618)
   Net loss for 2003                 --     --          --      --             --     --           --       (12,353)     (12,353)
                               --------    ---     -------     ---     ----------    ---      -------      --------     --------
Balance at December 31, 2003         --    $--     406,158     $ 1     30,386,061    $30      $79,700      $(65,319)    $ 14,412
   Issuance of common stock          --     --          --      --        375,000      1          199            --          200
   Issuance of warrants              --     --          --      --             --     --           33            --           33
   Cancellation of shares            --     --          --      --       (122,778)    --          (31)           --          (31)
   Dividends on redeemable
      preferred stock                --     --          --      --             --     --         (709)           --         (709)
   Net loss for 2004                 --     --          --      --             --     --           --        (8,340)      (8,340)
                               --------    ---     -------     ---     ----------    ---      -------      --------     --------
Balance at December 31, 2004         --    $--     406,158     $ 1     30,638,283    $31      $79,192      $(73,659)    $  5,565
                               ========    ===     =======     ===     ==========    ===      =======      ========     ========

See notes to consolidated financial statements.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Amounts in thousands, except share and per share data)

1.   ORGANIZATION AND BASIS OF PRESENTATION

     OptiCare Health Systems, Inc. and subsidiaries (the "Company") is an integrated eye care services company focused on vision benefits management
(managed vision) and consumer vision services, including medical, surgical and optometric services and optical retail. The Company contracts with OptiCare,
P.C., a professional corporation, which employs ophthalmologists and optometrists to provide the surgical, medical, optometric and other professional services to patients.

     In September 2004, the Company sold its Technology business, CC Systems,
Inc. and in January 2005, sold its Distribution business which was comprised of
Wise Optical and the Buying Group. The effective date of the distribution transaction was December 31, 2004. In accordance with Statement of Financial
Accounting Standards ("SFAS") 144 "Accounting for the Impairment or Disposal of
Long-Lived Assets," both sales were accounted for as discontinued operations.
Amounts in the financial statements and related notes for the periods December
31, 2003 and December 31, 2002 have been reclassified to reflect treatment as held for sale.

2.   MANAGEMENT'S PLAN

     The Company incurred net operating losses in 2003 that continued into 2004, due primarily to substantial operating losses at Wise Optical. In January 2005, the Company sold its Distribution business including the Wise Optical operation.
In September 2004, the Company also sold its Technology business, CC Systems,
Inc. The sale of these operations generated cash proceeds and reduced demands on working capital and corporate personnel. In addition, in January 2005, the
Company sold 280,618 shares of newly created Series D Preferred Stock ("Series D
Preferred Stock") for an aggregate price of $4,445,000.

     In addition, in 2003 the Managed Vision segment began shifting away from the lower margin and long sales cycle of the Company's third party administrator
("TPA") style business to the higher margin and shortened sales cycle of a direct-to-employer business. This new direct-to-employer business also removes some of the volatility that is often experienced in the Company's TPA-based revenues. The Company now has the sales force and infrastructure necessary to expand our direct-to-employer business and expects increased profitability as a result of this product shift that has led to new contracts. The Company experienced significant improvements in revenue and profitability in the
Consumer Vision segment from 2003 to 2004, largely from growth in existing store sales and enhanced margins as a result of sales incentives that the Company expects to continue. OptiCare has also continued to settle outstanding HSO litigation with positive results through March of 2005.

     The Company believes the combination of the above initiatives executed in the operating segments will continue to improve the Company's liquidity and should ensure compliance with covenants in the loan agreement with CapitalSource
Finance LLC ("CapitalSource") in the future.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its affiliate OptiCare P.C. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost net of accumulated depreciation. Leasehold improvements are being amortized over the term of the lease or the life of the improvement, whichever is shorter. Depreciation and amortization are provided primarily using the straight-line method over the estimated useful lives of the respective assets as follows:

CLASSIFICATION                      ESTIMATED USEFUL LIFE
--------------                      ---------------------
Furniture, fixtures and equipment        5 - 7 years
Leasehold improvements                   7 - 10 years
Computer hardware and software           3 - 5 years

DEFERRED DEBT ISSUANCE COSTS

     Deferred debt issuance costs are being amortized on the straight-line method, which approximates the interest method, over the term of the related debt and such amortization is included in interest expense. Amortization expense of deferred debt issuance costs totaled $121 and $248 for the years ended
December 31, 2004 and 2003, respectively.

GOODWILL AND OTHER INTANGIBLE ASSETS

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

          The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" (see "New Accounting
Pronouncements" below), which was adopted by the Company on January 1, 2002. In accordance with this standard, goodwill and other intangible assets with indefinite useful lives are no longer subject to amortization, but are reviewed by the Company for impairment on an annual basis, or more frequently if events or circumstances indicate potential impairment. The evaluation methodology for potential impairment is inherently complex, and involves significant management judgment in the use of estimates and assumptions. The Company uses multiples of earnings before interest, taxes, depreciation and amortization of comparable entities to value the reporting unit being evaluated for goodwill impairment.

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
Unearned premiums represent the portion of premiums written applicable to the unexpired terms of policies.

PRODUCT SALES REVENUE

     The Company recognizes revenue on product sales at the time of delivery to the customer. Product sales revenue include sales of optical products to customers through the retail optometry centers that the Company manages.

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
The Company expects future revenue from HSO settlements to be minimal and that all remaining contract settlements will be finalized by the end of the second quarter 2005.

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

MALPRACTICE CLAIMS

     The Company purchases insurance to cover medical malpractice claims. The current insurance contract for medical malpractice is written on a claims made basis. There are known claims and incidents as well as potential claims from unknown incidents that may be asserted from past services provided. Management believes that these claims, if asserted, would be settled within the limits of insurance coverage.

INSURANCE OPERATIONS

     THE COMPANY'S MANAGED VISION CARE BUSINESS INCLUDES A WHOLLY-OWNED
SUBSIDIARY WHICH IS A LICENSED SINGLE SERVICE HMO IN TEXAS (THE "TEXAS HMO") AND
A LICENSED CAPTIVE INSURANCE COMPANY DOMICILED IN SOUTH CAROLINA, OPTICARE
VISION INSURANCE COMPANY ("OVIC"). OVIC IS SUBJECT TO THE REGULATION AND
SUPERVISION BY THE SOUTH CAROLINA DEPARTMENT OF INSURANCE that requires us to maintain $500 of unencumbered capital and surplus via a letter of credit. The
Texas HMO is subject to regulation and supervision by the Texas Department of
Insurance, which has broad administrative powers relating to standards of solvency, minimum capital and surplus requirements, maintenance of required reserves, payments of dividends, statutory accounting and reporting practices, and other financial and operational matters. The Texas Department of Insurance requires that stipulated amounts of paid-in-capital and surplus be maintained at all times. Our Texas HMO subsidiary is required by terms of an Order of the
Commissioner of Insurance, dated August 12, 1999, as modified in November 2003, to maintain a minimum net worth of $500. DIVIDENDS PAYABLE BY THE TEXAS HMO TO
THE COMPANY ARE GENERALLY LIMITED TO THE LESSER OF 10% OF STATUTORY-BASIS
CAPITAL AND SURPLUS OR NET INCOME OF THE PRECEDING YEAR EXCLUDING REALIZED
CAPITAL GAINS. In addition, the Company's agreement with the Texas Department of
Insurance, required the Company to pledge investments of $250, at December 31,
2004 and December 31, 2003.

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

REDEEMABLE CONVERTIBLE PREFERRED STOCK

     In January 2002 the Company issued 3,204,959 shares of Series B 12.5%
Voting Cumulative Convertible Participating Preferred Stock ("Series B Preferred
Stock"). Each share of Series B Preferred Stock is, at the holder's option, immediately convertible into a number of shares of common stock based on such share's current liquidation value. Each share of Series B Preferred Stock must be redeemed in full by the Company on December 31, 2008. (See also Note 16)

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

STOCK-BASED COMPENSATION

     SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. As permitted under SFAS No. 123 and as amended by SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and
Disclosure--an Amendment of Financial Accounting Standards Board ("FASB")
Statement No. 123", the Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion
No. 25 "Accounting for Stock Issued to Employees" and related interpretations, and provides the pro forma disclosure. Accordingly, compensation cost for the stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the measurement date over the amount an employee must pay to acquire the stock.

     Pro forma information regarding net income (loss) and income (loss) per share is required by SFAS No. 123, and has been determined as if the Company accounted for its employee stock options granted subsequent to December 31,
1995, under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2004, 2003 and 2002:

                            2004      2003      2002
                          -------   -------   -------
Risk free interest rate     3.3%      3.0%      3.0%
Dividends                    --        --        --
Volatility factor          .675       .60       .60
Expected Life             5 years   5 years   5 years

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                           YEAR ENDED DECEMBER 31,
                                                         ---------------------------
                                                           2004      2003      2002
                                                         -------   --------   ------

Net income (loss) as reported                            $(8,340)  $(12,353)  $  745
Less: Total stock-based employee compensation
      expense determined under Black-Scholes
      option pricing model, net of related tax effects      (152)      (357)    (519)
                                                         -------   --------   ------
Pro forma net income (loss)                              $(8,492)  $(12,710)  $  226
                                                         =======   ========   ======
Earnings (loss) per share - As reported:
   Basic                                                 $ (0.30)  $  (0.43)  $ 0.02
   Diluted                                               $ (0.30)  $  (0.43)  $ 0.01
Earnings (loss) per share - Pro forma:
   Basic                                                 $ (0.30)  $  (0.44)  $(0.02)

   Diluted                                               $(0.30)   $(0.44)   $0.00

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

     The Company considers the carrying amount of cash and cash equivalents, accounts receivable, notes receivable, accounts payable and accrued liabilities to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization or their current market rate of interest. The carrying amount of long term debt approximates fair value due to the variable interest rate. Using available market information, the
Company determined that the fair value at December 31, 2004 of the redeemable preferred stock was $16,313 compared to a carrying value of $6,344.

CONCENTRATIONS

     The Company's principal financial instrument subject to potential concentration of credit risk is accounts receivable which is unsecured. The
Company records receivables from patients and third party payors related to eye health services rendered. The Company does not believe that there are any substantial credit risks associated with receivables due from governmental agencies and any concentration of credit risk from other third party payors is limited by the number of patients and payors. The Company does not believe that there is any substantial credit risks associated with other receivables due from any of its other customers.

     The Company has seven managed vision contracts with two insurers, CIGNA and
United HealthCare, which account for approximately 27% of the Company's consolidated revenue in 2004. The consolidated revenues for 2004 exclude the revenues of both the Technology operation, CC Systems, Inc., which was sold in
September 2004, and the Distribution business, which was sold in January 2005.
The operating results for these two businesses are reflected in Discontinued
Operations. (See Note 6)

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

     Effective January 1, 2003, the Company adopted SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB
Statement No. 123." This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 and APB No. 28, "Interim Financial Reporting," to
require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company elected to adopt the disclosure only provisions of SFAS No. 148 and will continue to follow APB
Opinion No. 25 and related interpretations in accounting for the stock options granted to its employees and directors. Accordingly, employee and director compensation expense is recognized only for those options whose price is less than fair market value at the measurement date. For disclosure regarding stock options had compensation cost been determined in accordance with SFAS No. 123, see Pro forma Disclosure for Stock Based Compensation above. In December 2004, the FASB issued SFAS No. 123, Share-Based Payments (revised 2004). (SFAS No.
123R). See below.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable
Interest Entities." FIN No. 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. The consolidation provisions of this interpretation are required immediately for all variable interest entities created after January 31, 2003, and the Company's adoption of these provisions did not have a material effect on its financial position or results of operations. For variable interest entities in existence prior to
January 31, 2003, the consolidation provisions of FIN No. 46 are effective
December 31, 2003 and did not have a material effect on the Company's financial position or results of operations.

     In December 2003, the FASB issued a revised version of FIN 46 ("FIN 46R"), which incorporated a number of modifications and changes to the original version. FIN 46R replaced FIN 46 and, subject to certain special provisions, was effective no later than the end of the first reporting period that ended after
December 15, 2003 for entities considered to be special-purpose entities and no later than the end of the first reporting period that ended after March, 15,
2004 for all other variable interest entities. The Company adopted FIN 46R in the fourth quarter of 2003 and did not have a material effect on the Company's
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
The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition, EITF Issue 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity's common stock, with the exception of stock-based compensation
(unvested options and restricted stock) subject to the provisions of Opinion 25 and SFAS No. 123, EITF Issue 03-6 is effective for reporting periods beginning after March 31, 2004 and should be applied by restating previously reported earnings per share. The adoption of EITF Issue 03-6 did not have a material impact on the Company's consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 123, Share-Based Payments
(revised 2004) ("SFAS No. 123R"). This statement eliminates the option to apply the intrinsic value measurement provisions of APB Opinion No. 25. Rather the
Statement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, the requisite period (usually the vesting period). SFAS No. 123R will also require companies to measure the cost of employee services received in exchange for
Employee Stock Purchase Plan (ESPP) awards and the Company will be required to expense the grant date fair value of the Company's ESPP awards. SFAS No. 123R will be effective for the Company's fiscal quarter beginning July 1, 2005. Based on the number of stock options outstanding as of December 31, 2004, the effect of the adoption of SFAS No. 123R would be to increase compensation expense by approximately $0.2 million in the Company's fiscal quarter beginning July 1,
2005.

4.   DISCONTINUED OPERATIONS

     In May 2004, the Company's Board of Directors approved management's plan to exit the technology business, which as comprised of CC Systems, Inc. (formerly reported in the Company's Distribution and Technology segment) and to dispose of the Company's CC System Division. The Company completed the sale of the net assets of CC Systems, Inc. on September 10, 2004. In accordance with SFAS No.
144 "Accounting for the Impairment or Disposal of Long-Lived Assets," the
disposal of CC Systems, Inc. is accounted for as a discontinued operation. In connection with the sale, the Company received $700 in cash. Additional consideration provided by the buyer included the surrender of 82,500 shares of the Company's common stock which had a fair market value of approximately $21 and the forgiveness of an unsecured promissory note payable owed by the Company which had an outstanding balance of $71 at the time of the sale. The Company recorded a $1,005 loss on the disposal of discontinued operations based on the fair value of the net assets held for sale. Amounts in the financial statements and related notes for the periods December 31, 2003 and December 31, 2002 have been reclassified to reflect treatment as held for sale.

     On February 7, 2003, the Company acquired substantially all of the assets and certain liabilities of the contact lens distribution business of Wise
Optical Vision Group, Inc. ("Wise Optical"), a New York corporation. The Company acquired Wise Optical to become a leading optical product distributor. The aggregate purchase price of Wise Optical was $7,949 and consisted of approximately $7,290 of cash, 750,000 shares of the Company's common stock that had an estimated fair market value of $330 at the time of acquisition, and transaction costs of approximately $329. Funding for the acquisition was obtained via the Company's revolving credit note with CapitalSource.

     Wise Optical experienced substantial operating losses in 2003 and 2004.
These losses were largely attributable to significant expenses incurred by Wise
Optical, including integration costs (primarily severance and stay bonuses and legal and professional fees), weakness in gross margins and an operating structure built to support a higher sales

volume. In September 2003, the Company began implementing strategies and operational changes designed to improve the operations of Wise Optical. These efforts included developing the sales force, improving customer service, enhancing productivity, eliminating positions and streamlining our warehouse and distribution processes. The Company believed these changes would lead to increased sales, improved gross margins and reduced operating costs. Wise
Optical continued to experience substantial operating losses in 2004 in spite of the strategies and operating changes that were implemented.

     The results of operations of Wise Optical are included in the consolidated financial statements as part of discontinued operations from February 1, 2003, which was the effective date of the acquisition for accounting purposes. The net loss on a pro forma basis for the years ended December 31, 2003 and 2002 including the operations of Wise Optical as if the acquisition had closed effective January 1, of both years is $12,026 and $10,762, respectively.

     In December 2004, the Company's Board of Directors approved management's plan to exit the Distribution business, which was comprised of Wise Optical and the Buying Group, (formerly reported in the Company's Distribution segment) and to dispose of the Company's Distribution sector. The Company completed the sale of the net assets of the Distribution sector on January 12, 2005 to the
Company's Chairman and former Chief Executive Officer. The effective date of the transaction was December 31, 2004. In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," the disposal of
Distribution sector is accounted for as a discontinued operation. The aggregate gross consideration from the sale was $4,150, less a working capital adjustment of $575 and estimated closing costs and other direct costs of $349. The Company recorded a $3,400 loss on the disposal of discontinued operations based on the fair value of the net assets held for sale. Amounts in the financial statements and related notes for the periods December 31, 2003 and December 31, 2002 have been reclassified to reflect treatment as held for sale.

     In connection with the sale of the Distribution business, the Company entered into a Supply Agreement with the Buying Group operation and Wise
Optical. The Supply Agreement is a four year commitment to purchase, on a non-exclusive basis, $4,200 of optical products per year through the Buying
Group from certain designated manufacturers and suppliers. This annual commitment includes the purchase of $1,275 of contact lenses a year from Wise
Optical. In addition, the Company is also obligated to pay the Buying Group an annual fee based on the total of all purchases it makes under the Supply
Agreement. The Supply Agreement also contains certain buyout provisions depending on when the Supply Agreement is terminated.

     Also in connection with the sale of the Distribution business, the lease obligation on the facility occupied by Wise Optical and located in Yonkers, New
York will remain with the Company. The lease term on the facility expires in
June 2011. The Company has estimated its potential exposure on the lease to be
$1,300 and has recorded a provision for this amount which is included in the loss on disposal of discontinued operations.

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

Operating results of the discontinued operations are as follows:

                                                          2004      2003    2002 (1)
                                                        -------   -------   --------

External revenue                                        $57,254   $64,603    $47,455
                                                        =======   =======    =======

Intercompany revenue                                    $ 5,663   $ 4,436    $ 9,221
                                                        =======   =======    =======

Income (loss) from discontinued operations before tax   $(3,973)  $(5,300)   $   559
Income tax expense (benefit)                                 --        --        222
                                                        -------   -------    -------
Income (loss) from discontinued operations               (3,973)   (5,300)       337
Loss on disposal of discontinued operations, net of
   income tax of $342 in 2002                            (4,405)       --     (4,434)
                                                        -------   -------    -------
Total loss from discontinued operations                 $(8,378)  $(5,300)   $(4,097)
                                                        =======   =======    =======

Loss per share from discontinued operations             $ (0.28)  $ (0.18)   $ (0.33)
                                                        =======   =======    =======

     (1) The 2002 operating results of the discontinued operations exclude Wise
Optical, which was acquired by the Company in February 2003.

5.   SEGMENT INFORMATION

     During the third quarter of 2004, the Company sold its Technology business,
CC Systems, Inc. and on January 12, 2005 sold its Distribution business which was comprised of Wise Optical and the Buying Group with an effective date of
December 31, 2004. As a result of selling these businesses, the Company has the following two reportable operating segments: (1) Managed Vision and (2) Consumer
Vision. These operating segments are managed separately, offer separate and distinct products and services, and serve different customers and markets, although there is some cross-marketing and selling between the segments.
Discrete financial information is available for each of these segments and the
Company's President assesses performance and allocates resources among these two operating segments.

     The Managed Vision segment contracts with insurers, insurance fronting companies, employer groups, managed care plans and other third party payers to manage claims payment administration of eye health benefits for those contracting parties. The Consumer Vision segment sells retail optical products to consumers and operates integrated eye health centers and surgical facilities where comprehensive eye care services are provided to patients.

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

     Management assesses the performance of its segments based on income before income taxes, interest expense, depreciation and amortization, and other corporate overhead. Summarized financial information, by segment, for the years ended December 31, 2004, 2003 and 2002 is as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                     ---------------------------
                                                       2004      2003      2002
                                                     -------   -------   -------

REVENUES:
   Managed vision                                    $25,495   $28,111   $29,426
   Consumer vision                                    32,455    30,871    28,842
                                                     -------   -------   -------
      Reportable segment totals                       57,950    58,982    58,268
   All other                                           1,849     2,869     3,282
   Elimination of inter-segment revenues                (896)     (752)     (695)
                                                     -------   -------   -------

   Total net revenue                                 $58,903   $61,099   $60,855
                                                     =======   =======   =======

SEGMENT INCOME (LOSS):
   Managed vision                                    $ 1,183   $ 1,271   $ 2,631(1)
   Consumer vision                                     3,406     2,973     1,463
                                                     -------   -------   -------
   Total reportable segment income                     4,589     4,244     4,094
      All other                                        1,341     2,053     2,335
      Depreciation                                      (848)   (1,168)   (1,721)
      Amortization expense                              (117)     (114)     (119)
      Interest expense                                (1,190)   (2,044)   (3,010)
      Corporate                                       (3,686)   (3,201)   (3,010)
      Gain (loss) on early extinguishment of debt         --    (1,896)    8,789
                                                     -------   -------   -------
   Income (loss) from continuing operations before
      income taxes                                   $    89   $(2,126)  $ 7,358
                                                     =======   =======   =======

(1)  Includes a $600 reduction in claims expense due to a favorable adjustment to the reserve.

                               YEAR ENDED DECEMBER 31,
                             ---------------------------
                               2004      2003      2002
                             -------   -------   -------
ASSETS:
   Managed vision            $15,766   $15,567   $15,133
   Consumer vision            10,716    10,229    10,200
                             -------   -------   -------
      Segment totals          26,482    25,796    25,333
   Discontinued operations     9,044    16,248     7,456
   Corporate and other         4,288     3,811    12,316
                             -------   -------   -------
      Total                  $39,814   $45,855   $45,105
                             =======   =======   =======

CAPITAL EXPENDITURES:
   Managed vision            $    10   $   135   $    51
   Consumer vision               716       591       518
                             -------   -------   -------
      Segment totals             726       726       569
   Discontinued operations        73       142       391
   Corporate and other             7        22       184
                             -------   -------   -------
      Total                  $   806   $   890   $ 1,144
                             =======   =======   =======

6.   RESTRUCTURING AND OTHER ONE-TIME CHARGES

OPERATIONS RESTRUCTURING

     In the fourth quarter of 2000, the Company recorded $2,306 of restructuring charges related to the canceled sale of the Connecticut operations. The
Company's restructuring plans included closing and consolidating facilities, reducing overhead and streamlining operations and was completed in 2001.

     During the years ended December 31, 2004, 2003 and 2002, $59, $206 and
$119, respectively, was charged against the restructuring accrual, representing primarily severance and lease related payments on vacant facilities that were closed as part of the Company's restructuring activities. In 2004, the Company increased its restructuring reserve by $22 due to a change in estimated future rent payments. The remaining restructuring liability at December 31, 2004 of
$434 principally relates to lease obligations on excess office space that are not expected to be utilized over the terms of the remaining leases.

7.   RECEIVABLES

Activity in the allowance for doubtful accounts consisted of the following for the years ended December 31:

                                                     2004    2003    2002
                                                     ----   -----   -----
Balance at beginning of period                       $285   $ 256   $ 268
Additions charged (reductions credited) to expense    (46)    162     173
Deductions                                            (74)   (133)   (185)
                                                     ----   -----   -----
Balance at end of period                             $165   $ 285   $ 256
                                                     ====   =====   =====

8.   PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                               DECEMBER 31,
                                            -----------------
                                              2004      2003
                                            -------   -------
Leasehold improvements                      $ 3,758   $ 3,567
Furniture and equipment                       4,922     4,495
Computer hardware and software                3,501     3,852
                                            -------   -------
Total                                        12,181    11,914
Accumulated depreciation and amortization    (9,553)   (9,153)
                                            -------   -------
Property and equipment, net                 $ 2,628   $ 2,761
                                            =======   =======

9.   GOODWILL AND OTHER INTANGIBLE ASSETS

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

     The Company performed its annual test for goodwill impairment for its
Managed Vision and Consumer Vision reporting units as of December 31, 2004 and no impairment charge was required. The increase in goodwill of $98 relates to an immaterial acquisition of a managed care company made in the third quarter of
2004. The purchase agreement related to this acquisition includes a provision whereby the previous owners may be entitled to receive

additional proceeds, if certain future profitability thresholds are achieved.
Future contingent payments related to this acquisition could increase goodwill in the future.

     In 2003, the Company recorded a $1,639 goodwill impairment charge that was due to a decline in Buying Group sales and significant operating losses at Wise
Optical. Both operations comprised the Company's Distribution business which was sold on January 12, 2005. As a result of the sale, the 2003 goodwill impairment charge was reclassified on the Company's 2003 consolidated statement of operations from operating expenses to loss from discontinued operations, net of income tax. In addition, the remaining Buying Group goodwill of $1,327 was charged to expense in December 2004 and is included in loss from discontinued
operations in the Company's consolidated statement of operations.

     Changes in the carrying amount of goodwill for the year ended December 31,
2004, by segment, are as follows:

                             MANAGED   CONSUMER
                              VISION    VISION     TOTAL
                             -------   --------   -------
Balance, December 31, 2003   $11,819    $4,746    $16,565
Goodwill from acquisition         98        --         98
                             -------    ------    -------
Balance, December 31, 2004   $11,917    $4,746    $16,663
                             =======    ======    =======

     Intangible assets subject to amortization are as follows as of December 31:

                                       2004                             2003
                         -------------------------------   -------------------------------
                          Gross    Accumulated     Net      Gross   Accumulated      Net
                         Amount   Amortization   Balance   Amount   Amortization   Balance
                         ------   ------------   -------   ------   ------------   -------

Service Agreement        $1,658      $(590)       $1,068   $1,658      $(479)       $1,179
Non-compete agreements      265       (265)           --      265       (265)           --
                         ------      -----        ------   ------      -----        ------
   Total                 $1,923      $(855)       $1,068   $1,923      $(744)       $1,179
                         ======      =====        ======   ======      =====        ======

     The weighted average amortization period for the service agreements and non-compete agreements are 15 years and 3.5 years, respectively.

     Amortization expense for the years ended December 31, 2004, 2003 and 2002 was $111, $114 and $119, respectively. Annual amortization expense is expected to be $111 for each of the years 2005 through 2008.

10.  LONG-TERM DEBT

The details of the Company's long-term debt at December 31, 2004 and 2003 are as follows:

                                                                  2004      2003
                                                                -------   -------

Term note payable to CapitalSource, due January 25, 2006.
   Monthly principal payments of $25 with balance due at
   maturity.                                                    $ 1,775   $ 2,075

Revolving credit note to CapitalSource, due January 25, 2007.     8,388    10,394

Subordinated notes payable due at various dates through 2004.
   Principal and interest payments are due monthly or
   annually.  Interest is payable at rates ranging from
   7% to 11.4%.                                                     193       124

                                                                -------   -------
Total                                                            10,356    12,593
Less current portion                                                332    10,818
                                                                -------   -------
   Total Long-Term Debt                                         $10,024   $ 1,775
                                                                =======   =======

     Aggregate maturities of long-term debt by year are $332 in 2005, $1,475 in
2006 and $8,549 in 2007.

     The loan agreement with CapitalSource requires the Company to maintain a lock-box arrangement with its banks whereby amounts received into the lock-boxes are applied to reduce the revolving credit note outstanding. The agreement also contained certain subjective acceleration clauses in the event of a material adverse event. Emerging Issues Task Force Issue ("EITF") 95-22, "Balance Sheet
Classification of Borrowings Outstanding under Revolving Credit Agreements That
Include both a Subjective Acceleration Clause and a Lock-Box Arrangement"
required the Company to classify outstanding borrowings under the revolving credit note as current liabilities. In accordance with this pronouncement, the
Company classified its revolving credit facility as a current liability in the amount of $9,694 at December 31, 2003. In addition, $700 of an over advance from
CapitalSource was included in current liabilities for 2003.

     On August 27, 2004, the Company amended its loan agreement with
CapitalSource to eliminate the lenders ability to declare a default based upon subjective criteria as described in the EITF. Palisade Concentrated Equity
Partnership, L.P. ("Palisade"), provided a $1,000 guarantee against the loan balance due to CapitalSource related to this amendment. As a result of this amendment, the Company has classified the loan balance related to the revolving credit facility as long-term at December 31, 2004.

     The Company had standby letters of credit outstanding at December 31, 2004 and 2003 for $1,160 and $900, respectively. There were no draw downs against these standby letters of credit in 2004 and 2003. The letters of credit outstanding at December 31, 2004 and 2003 were secured by restricted certificates of deposit and security deposits, respectively.

THE CAPITALSOURCE LOAN AND SECURITY AGREEMENT

     Prior to January 2002, the Company was a party to a loan agreement (the
"Credit Facility") with Bank Austria. The Credit Facility made available to the
Company a $21,500 term loan and up to a $12,700 revolving loan facility secured by a security interest in substantially all of the assets of the Company. On
January 25, 2002 Bank Austria forgave approximately $10,000 of principal and interest and sold this loan to CapitalSource. CapitalSource, as lender, and the
Company, as borrower, amended and restated the terms of the indebtedness as described below.

     In January 2002 the Company entered into an Amended and Restated Revolving
Credit, Term Loan and Security Agreement (the "Amended Credit Facility") with
CapitalSource. CapitalSource acquired this agreement from the Company's previous senior secured lender, Bank Austria, discussed below. The Amended Credit
Facility made available to the Company a $3,000 term loan and up to a $10,000 revolving loan facility (the "Revolver") secured by a security interest in substantially all of the assets of the Company. The revolver agreement, prior to its amendment in 2004 required the Company to maintain a lock-box arrangement whereby amounts received into the lock-box is applied to reduce the revolver debt outstanding.

     On February 7, 2003, in connection with the Company's acquisition of Wise
Optical, the Company's credit facility with CapitalSource was amended. The amendment primarily resulted in an increase in the Company's Revolver from
$10,000 to $15,000.

     On November 14, 2003 the Company amended the terms of the Amended Credit
Facility which, among other things, (i) increased the term loan by $314 and extended the maturity date of the term loan from January 25, 2004 to January 25,
2006, (ii) extended the maturity date of the revolver from January 25, 2005 to
January 25, 2006, (iii) permanently increased the advance rate on eligible receivables of Wise Optical from 80% to 85%, (iv) temporarily increased the advance rate on eligible inventory of Wise Optical from 50% to 55% through March
31, 2004, (v) provided access to a $700 temporary over-advance bearing interest at prime plus 5.5 % due March 31, 2004 (which was prepaid in full by March 1,
2004) and was guaranteed by Palisade Concentrated Equity Partnership, L.P.
("Palisade"), (vi) waived the Company's non-compliance with the minimum fixed charge ratio financial covenant through March 31, 2004 and (vii) changed the net worth covenant from ($27,000) to tangible net worth of ($10,000). In connection with this amendment, the Company agreed to pay CapitalSource $80 in financing fees. The amendment also included an additional $150 termination fee if the
Company terminates the Revolver prior to December 31, 2004. Additionally, if the
Company terminates the Revolver pursuant to a refinancing with another commercial financial institution, it shall pay CapitalSource, in lieu of a termination fee, a yield maintenance amount which shall mean an amount equal to the difference between (i) the all-in effective yield which could be earned on the revolving balance through January 25, 2006 and (ii) the total interest and fees actually paid to CapitalSource on the Revolver prior to the termination date or date of prepayment.

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

     On January 12, 2005, the Company, and certain of its wholly-owned subsidiaries, entered into the Third Amendment to the Second Amended and
Restated Revolving Credit, Term Loan and Security Agreement with CapitalSource
LLC. The Loan Amendment amends the terms of the Second Amended and Restated
Revolving Credit, Term Loan and Security Agreement, dated as of March 29, 2004, as amended by the Waiver and First Amendment to Second Amended and Restated
Revolving Credit, Term Loan and Security Agreement, dated as of August 16, 2004, and the Second Amendment to Second Amended and Restated Revolving Credit, Term
Loan and Security Agreement, dated as of August 27, 2004, to reduce the tangible net worth covenant for December 2004 and January 2005 from ($3,000,000) to
($6,500,000). Without this Amendment, the Company would have been in violation of the tangible net worth covenant at December 31, 2004. Under the Loan
Agreement as amended by the Loan Amendment, the Company, as borrower, must maintain a tangible net worth of at least ($3,000,000) after February 1, 2005.

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

     Pursuant to the revolving credit, term loan and security agreement, as amended on August 16, 2004, August 27, 2004 and January 12, 2005, our term loan with CapitalSource matures on January 25, 2006 and our revolving credit facility matures on January 25, 2007. We are required to make monthly principal payments of $25 on the term loan with the balance due at maturity. Although we may borrow up to $15 million under the revolving credit facility, the maximum amount that may be advanced is limited to the value derived from applying advance rates to eligible accounts receivable and inventory. The advance rate under our revolving credit facility is 85% of all eligible accounts receivable and 55% of all eligible inventory. The interest rate applicable to the term loan equals the prime rate plus 3.5% (but not less than 9%) and the interest rate applicable to the revolving credit facility is prime rate plus 1.5% (but not less than 6.0%).

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

11.  GAIN (LOSS) ON EARLY EXTINGUISHMENT OF DEBT

     On January 25, 2002, the Company recorded a gain on the early extinguishment of debt of $8,789 before income tax as a result of the Company's debt restructuring. The $8,789 gain was comprised principally of approximately
$10,000 of debt and interest forgiveness by Bank Austria, the Company's former senior secured lender, which was partially offset by $1,200 of unamortized deferred financing fees and debt discount. (See Note 10)

     On May 12, 2003, the Company recorded a $1,847 loss on the exchange of
$16,246 of debt for Series C Preferred Stock. The $1,847 loss represents the write-off of the unamortized deferred debt issuance costs and debt discount associated with the extinguished debt. (See Notes 10 and 15)

     On November 14, 2003, the Company amended the Amended Credit Facility with
CapitalSource and recorded a $49 loss on the extinguishment of debt, representing financing fees and the write-off of unamortized deferred debt issuance costs associated with the original loans under the Amended Credit facility. (See Note 10)

12.  LEASES

     The Company leases certain furniture, machinery and equipment under capital lease agreements that expire through 2007. The Company primarily leases its facilities under cancelable and non-cancelable operating leases expiring in various years through 2014; including leases with related parties (see Note 16).
Several facility leases have annual rental terms comprised of base rent at the inception of the lease adjusted by an amount based, in part, upon the increase in the consumer price index. Lease expense charged to continuing operations during the years ended December 31, 2004, 2003 and 2002 was $2,557, $2,344 and
$3,929, respectively.

     Property and equipment includes the following amounts for capital leases at
December 31:

                                      2004    2003
                                     -----   -----
Furniture, machinery and equipment   $ 233   $ 197
Less accumulated amortization         (203)   (189)
                                     -----   -----
                                     $  30   $   8
                                     =====   =====

     Future minimum lease payments, by year and in the aggregate, under capital leases and operating leases with remaining terms of one year or more consisted of the following at December 31, 2004:

                                  CAPITAL   OPERATING
                                   LEASES     LEASES
                                  -------   ---------
2005                                $11      $ 2,572
2006                                 13        2,486
2007                                  6        2,275
2008                                 --        1,885
2009                                           1,504
Thereafter                           --       10,062
                                    ---      -------
   Total minimum lease payments     $30      $20,784
                                    ===      =======

13.  401(K) SAVINGS PLAN

     The Company provides a defined contribution 401(k) savings plan to substantially all employees who meet certain age and employment criteria.
Eligible employees are allowed to contribute a portion of their income in accordance with specified guidelines. The Company matches a percentage of employee contributions up to certain limits. Employer contributions are made on a discretionary basis as authorized by the Board of Directors. Employer contributions for the years ended December 31, 2004, 2003, and 2002 were $259,
$243 and $288, respectively.

14.  REDEEMABLE CONVERTIBLE PREFERRED STOCK

     On January 25, 2002 the Company designated and issued 3,204,959 shares of
Series B Preferred Stock having a liquidation preference of $1.40 per share.
Subject to a senior liquidation preference of the Series C Preferred Stock (see
Note 15) and Series D Preferred Stock (see Note 2), the Series B Preferred Stock
ranks senior to all other currently issued and outstanding classes or series of the Company's stock with respect to dividends, redemption rights and rights on liquidation, winding up, corporate reorganization and dissolution. Each share of
Series B Preferred Stock is, at the holder's option, immediately convertible into a number of shares of common stock equal to such share's current liquidation value, divided by a conversion price of $0.14, subject to adjustment for dilutive issuances. The number of shares of common stock into which each share of Series B Preferred Stock is convertible will increase over time because the liquidation value of the Series B Preferred Stock increases at a rate of
12.5% per year compounded annually.

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
As of December 31, 2004, cumulative accrued and unpaid dividends on the Series B
Preferred Stock totaled $1,857 or $0.58 per preferred share. As of December 31,
2004 there were 3,204,959 shares of Series B Preferred Stock outstanding with a liquidation value of $1.98 per share.

15.  STOCKHOLDERS' EQUITY

SERIES C PREFERRED STOCK

     On May 12, 2003, the Company issued 406,158 shares of Series C preferred stock to Palisade and Ms. Yimoyines, collectively, in exchange for amounts due to them by the Company under Senior Secured Loans (See Note 10). Subject to the rights of the Series D Preferred Stock, the Series C Preferred Stock ranks senior to all other currently issued and outstanding classes or series of our stock with respect to liquidation rights. Each share of Series C Preferred Stock is, at the holder's option, convertible into 50 shares of common stock and has the same dividend rights, on an as converted basis, as the Company's common stock.

WARRANTS

     As of December 31, 2004, the following warrants to purchase common stock of the Company were outstanding and exercisable with expiration dates ranging from
2005 to 2014:

                      OUTSTANDING         EXERCISE
                        WARRANTS            PRICE
                      -----------         --------
                         275,000            $0.14
                          20,000            $0.16
                         150,000            $0.29
                         750,000            $0.40
                       2,000,000            $1.00
                          50,000            $3.50
                          30,000            $4.50
                       ---------
                       3,275,000
                       =========

     In December 2002 warrants to purchase 17,500,000 common shares of the
Company were exercised at a price of $0.14 per share. These warrants were scheduled to expire in 2012. In connection with the immaterial acquisition of a managed care company made in the third quarter of 2004, the Company issued
150,000 warrants at $0.29.

EMPLOYEE STOCK PURCHASE PLAN

     The Company provides an Employee Stock Purchase Plan (the "ESPP") to substantially all eligible employees who meet certain employment criteria. Under the terms of the ESPP, eligible employees may have up to 20% of eligible compensation deducted from their pay to purchase common stock. The per share purchase price is 85% of the average high and low per share trading price of common stock on the American Stock Exchange on the last trading date prior to the investment date, as defined in the ESPP. The amount that may be offered pursuant to this plan is 450,000 shares. Effective July 2001, the Company suspended the purchase of shares by employees under the ESPP. As of December 31,
2004, the purchase of shares under the ESSP remained suspended and, therefore, no shares were purchased by employees during 2004, 2003 and 2002.

STOCK PLANS

     The Company's stock plans provide for the grant of incentive stock options and non-qualified stock options as well as restricted stock. Stock options generally are granted with an exercise price equal to 100% of the market value of a share of common stock on the date of grant, have a 10-year term and vest within four years from the date of grant. The weighted average fair value of stock options, calculated using the Black-Scholes option pricing model, granted during 2004, 2003 and 2002 was $0.26, $0.37 and $0.11 per share, respectively.
There were 282,500, 225,000 and 25,000 shares of restricted common stock issued in 2004, 2003 and 2002, respectively, with a weighted average fair value at the date of grant of $0.64, $0.65 and $0.16, respectively. As of December 31, 2004,
8,734,791 shares were reserved for issuance under the stock plans, including
1,721,348 shares available for future grant.

     Presented below is a summary of the status of the Company's stock options and the related transactions for the years ended December 31, 2004, 2003 and
2002.

                                  WEIGHTED
                                   AVERAGE
                      OPTIONS     EXERCISE
                    OUTSTANDING     PRICE
                    -----------   --------
December 31, 2001      920,458      $5.62
   Granted           4,732,500      $0.33
   Canceled            (68,892)     $5.71
                     ---------      -----
December 31, 2002    5,584,066      $1.14
   Granted             888,000      $0.66
   Exercised          (580,000)     $0.25
   Canceled           (368,604)     $0.66
                     ---------      -----
December 31, 2003    5,523,462      $1.19
   Granted           1,567,000      $0.50
   Exercised           (92,500)     $0.21
   Canceled           (359,519)     $3.62
                     ---------      -----
December 31, 2004    6,638,443      $0.90
                     =========      =====

     The following table summarizes in more detail information regarding the
Company's stock options outstanding at December 31, 2004.

                           OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                  -------------------------------------   ----------------------
                                  WEIGHTED
                                   AVERAGE     WEIGHTED                 WEIGHTED
                                  REMAINING     AVERAGE                  AVERAGE
                  OUTSTANDING    CONTRACTUAL   EXERCISE   EXERCISABLE   EXERCISE
Exercise Price      OPTIONS     LIFE (YEARS)     PRICE      OPTIONS       PRICE
---------------   -----------   ------------   --------   -----------   --------
$ 0.15 - $ 0.16    1,300,000         7.0        $ 0.15       975,000     $ 0.15
$ 0.20 - $ 0.30    2,207,500         8.2        $ 0.25     1,005,000     $ 0.23
$ 0.31 - $ 0.36      540,000         7.9        $ 0.36       535,000     $ 0.36
$ 0.45               220,000         9.3        $ 0.45       220,000     $ 0.45
$ 0.65 - $ 0.77    1,145,000         8.8        $ 0.67       270,750     $ 0.65
$ 1.00 - $ 1.78      245,000         7.2        $ 1.14       145,000     $ 1.24
$ 2.00 - $ 2.56      545,131         5.7        $ 2.35       445,131     $ 2.43
$ 5.85               428,750         4.6        $ 5.85       428,750     $ 5.85
$ 6.37 - $19.12        7,062         4.6        $12.74         7,062     $12.74
                   ---------         ---        ------     ---------     ------
Total              6,638,443         7.6        $ 0.90     4,031,693     $ 1.17
                   =========         ===        ======     =========     ======

16.  RELATED PARTY TRANSACTIONS

     The Company incurred rent expense of $106 in 2002,which was paid to certain doctors for the use of equipment.

     The Company incurred rent expense of $1,153, $1,086 and $1,780 in 2004,
2003 and 2002, respectively, which was paid to entities in which the former
Chief Executive Officer of the Company had an interest, for the lease of facilities. (See Note 21)

     At December 31, 2004, the Company owed Palisade Concentrated Equity
Partnership, L.P. $216 for expenses that Palisade incurred on behalf of the
Company. This liability was subsequently paid in the first quarter of 2005.

     In the normal course of business, the Company contracts with OptiCare P.C.
to provide medical, surgical and optometric services to patients. The Company's former Chief Executive Officer is the sole nominee stockholder of OptiCare P.C.
(See Note 21)

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
Aggregate annual rent under the leases is $194,392. Each of the guarantees and its underlying lease involved the professional optometry practice locations and retail optical business the Company operated in the State of North Carolina, which was sold to Optometric Eye Care Center, P.A. ("OECC") in August 2002.
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

     In January 2002, Palisade purchased 2,571,429 shares of the Company's
Series B Preferred Stock for $3,600 in cash and Ms. Yimoyines purchased 285,714 shares of Series B Preferred Stock for $400 in cash. Also in January 2002, the
Company issued an additional 309,170.5 shares of Series B Preferred Stock to
Palisade to satisfy an outstanding loan of $400 of principal and $33 of accrued interest and issued an additional 38,646.3 shares of Series B Preferred Stock to
Ms. Yimoyines to satisfy an outstanding loan of $50 of principal and $4 of accrued interest due to Ms. Yimoyines. As of December 31, 2004, accrued and unpaid dividends on these shares owned by Palisade and Ms. Yimoyines totaled
$1,669 and $188, respectively.

     We had an unsecured promissory note payable to a former officer of the
Company related to an amount owed in connection with our purchase of Cohen
Systems (now "CC Systems") in 1999. On September 10, 2004, CC Systems was sold back to the former officer and the unpaid balance on the promissory note at the time of the sale of approximately $71 was settled in the form of consideration from the sale.

17.  EARNINGS (LOSS) PER COMMON SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                                 YEAR ENDED DECEMBER 31,
                                                         ---------------------------------------
                                                            2004           2003          2002
                                                         -----------   -----------   -----------

Income (loss) from continuing operations                 $        38   $    (7,053)  $     4,842
Preferred stock dividends                                       (709)         (618)         (531)
                                                         -----------   -----------   -----------
Income (loss) from continuing operations applicable to
   Common stockholders                                          (671)       (7,671)       4, 311
Discontinued operations                                       (8,378)       (5,300)       (4,097)
                                                         -----------   -----------   -----------
Net income (loss) applicable to common shareholders      $    (9,049)  $   (12,971)  $       214
                                                         ===========   ===========   ===========

   Weighted average common shares - basic                 30,598,203    30,066,835    12,552,185

   Effect of dilutive securities:
      Options                                                       *             *      790,102
      Warrants                                                      *             *    7,887,094
      Preferred Stock                                               *             *   29,942,229
                                                         -----------   -----------   -----------
   Weighted average common shares - dilutive              30,598,203    30,066,835    51,171,610
                                                         ===========   ===========   ===========

Basic Earnings Per Share:
   Income (loss) from continuing operations              $     (0.02)  $     (0.25)  $      0.35
   Discontinued operations                                     (0.28)        (0.18)        (0.33)
                                                         -----------   -----------   -----------
   Net income (loss) per common share                    $     (0.30)  $     (0.43)  $      0.02
                                                         ===========   ===========   ===========

Diluted Earnings Per Share:
   Income (loss) from continuing operations              $     (0.02)  $     (0.25)  $      0.09
   Discontinued operations                                     (0.28)        (0.18)  $     (0.08)
                                                         -----------   -----------   -----------
   Net income (loss) per common share                    $     (0.30)  $     (0.43)  $      0.01
                                                         ===========   ===========   ===========

     * Anti-dilutive

     The following table reflects the potential common shares of the Company at
December 31, 2004, 2003 and 2002 that have been excluded from the calculation of diluted earnings per share due to anti-dilution.

                                 2004         2003         2002
                              ----------   ----------   ---------
Options                        6,638,443    5,523,462   2,111,566
Warrants                       3,275,000    3,125,000   2,830,000
Convertible preferred stock   65,621,514   60,574,323          --
                              ----------   ----------   ---------
   Total                      75,534,957   69,222,785   4,941,566
                              ==========   ==========   =========

18.  INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of historic available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company recorded income tax expense of $51 for the year ended
December 31, 2004. The 2004 valuation allowance is required due to the substantial operating losses that the Company has historically recognized.

     Significant components of the Company's deferred tax assets and liabilities consisted of the following at December 31, 2004 and 2003:

                                       2004       2003
                                      -------   -------
Deferred tax assets (liabilities):
   Net operating loss carryforwards   $ 4,976   $ 2,956
   Accruals                             1,687     1,336
   Allowance for bad debts                 --       138
   Depreciation and amortization        1,974     2,279
   Other                                  366       420
                                      -------   -------
Total deferred tax assets               9,003     7,129
Valuation allowance                    (9,003)   (7,129)
                                      -------   -------
Total deferred tax assets, net        $    --   $    --
                                      =======   =======

     As of December 31, 2004, the Company has net operating loss carryforwards available of approximately $12,900 for federal tax purposes. These NOL carryforwards expire in the years 2021 through 2024.

    The components of income tax expense for the years ended December 31, 2004,
2003 and 2002 are as follows:

                              2004    2003     2002
                              ----   ------   ------
Current:
   Federal                     $ 3   $   --   $   --
   State                        48      127       80
                               ---   ------   ------
   Total current                51      127       80
                               ---   ------   ------

Deferred:
   Federal                      --    3,980    2,020
   State                        --      820      416
                               ---   ------   ------
   Total deferred               --    4,800    2,436
                               ---   ------   ------
   Total income tax expense    $51   $4,927   $2,516
                               ===   ======   ======

     A reconciliation of the tax provision (benefit) at the U.S. Statutory Rate to the effective income tax rate as reported is as follows:

                                             2004     2003   2002
                                             ----    -----   ----
Tax provision at U.S. Statutory Rate           34%    (34)%   34%
State income taxes, net of federal benefit     36%     29%    5%
Non-deductible expenses and other            (355)%   (37)%  (5)%
Change in valuation allowance                 342%    274%   --
                                             ----    ----    ---
Effective income tax rate                      57%    232%    34%
                                             ====    ====    ===

19.  COMMITMENTS AND CONTINGENCIES

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

     In November 2001, PrimeVision commenced the following action: PrimeVision
Health, Inc. v. Charles Retina Institute and Steven T. Charles, M.D. filed in
United States District Court for the Eastern District of North Carolina, Western
District. In this action, PrimeVision sued in North Carolina, which is its principal place of business, one of the practices which had, in an action cited above, sued it in Tennessee. PrimeVision alleged that the Services Agreement and a Transition Agreement, also entered into by Defendant and PrimeVision in April
1999, were part of an integrated transaction in which many practices (referred to as the "Practices") that had previously entered into a physician practice management (referred to as "PPM") arrangement with PrimeVision converted to a health service organization (referred to as "HSO") model. As part of that integrated transaction, the Practices (including Defendant) repurchased assets that they had sold to PrimeVision in or about 1996 and were able to terminate agreements entered into with PrimeVision in 1996 and the obligations there under. PrimeVision sought a declaratory judgment that the Services Agreement is enforceable and that Defendant must pay to PrimeVision the annual HSO Fees required under the Services Agreement or, alternatively, the Buy-out Price.

     The Multidistrict Litigation. On March 18, 2002, PrimeVision filed a motion with the Judicial Panel on Multidistrict Litigation in Washington, D.C.
(referred to as the "Judicial Panel") to transfer the foregoing matters to a single federal district court for consolidated or coordinated pretrial proceedings. Over the opposition of the plaintiffs, the Judicial Panel granted the motion and ordered that all of the cases be consolidated in the U.S.
District Court for the Western District of Kentucky under the caption In re
PrimeVision Health, Inc. Contract Litigation, MDL 1466 ("MDL 1466").

     In October and November 2002, PrimeVision commenced the following actions:

     8. PrimeVision Health, Inc. v. The Brinkenhoff Medical Center, Inc.,
Michael Brinkenhoff, M.D., Tri-County Eye Institute, and Mark E. Schneider,
M.D., filed in the United States District Court for the Central District of
California;

     9. PrimeVision Health, Inc. v. Robert M. Thomas, Jr., M.D., a medical corporation, Robert M. Thomas, Jr., M.D., Jeffrey P. Wasserstrom, M.D., a
medical corporation, Jeffrey P. Wasserstrom, M.D., Lawrence S. Rice, a medical corporation and Lawrence S. Rice, M.D., filed in the United States District
Court for the Southern District of California;

     10. PrimeVision Health, Inc. v. The Milne Eye Medical Center, P.C. and
Milton J. Milne, M.D., filed in the United States District Court for the
District of Maryland;

     11. PrimeVision Health, Inc. v. Eye Surgeons of Indiana, P.C., Michael G.
Orr, M.D., Kevin L. Waltz, M.D. and Surgical Care, Inc., in the United States
District Court for the Southern District of Indiana, Indianapolis Division;

     12. PrimeVision Health, Inc. v. Downing-McPeak Vision Centers, P.S.C. and
John E. Downing, M.D., in the United States District Court for the Western
District of Kentucky, Bowling Green Division;

     13. Prime Vision Health, Inc. v. HCS Eye Institute, P.C., Midwest Eye
Institute of Kansas City, John C. Hagan, III, M.D. and Michael Somers, M.D.,
filed in the United States District Court for the Western District of Missouri;
and

     14. PrimeVision Health, Inc. v. Delaware Eye Care Center, P.A., a
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

     The parties have exchanged written discovery and have begun taking depositions. PrimeVision also has discussed settlement with all of the
Practices. To date, we have reached settlement with ten HSO Practices with which we were in litigation and with twelve other Practices with which we were not in litigation but where there was a mutual desire to disengage from the Services
Agreements. We also have an agreement in principal to settle with an additional
Practice with which we were in litigation. The Company is continuing to discuss settlement with the three remaining Practices; however there can be no assurance that the parties will be able to reach mutually agreeable settlement terms.
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

OTHER LITIGATION

     OptiVest, LLC v. OptiCare Health Systems, Inc., OptiCare Eye Health
Centers, Inc. and Dean Yimoyines, filed in the Superior Court, Judicial District of Waterbury, Connecticut on January 14, 2002. Plaintiff is a Connecticut
limited liability corporation that entered into an Asset Purchase Agreement for certain of our assets. We believe we properly cancelled the Asset Purchase
Agreement pursuant to its terms. Plaintiff maintains that it incurred expenses in investigating a potential purchase of certain assets, and that we misled it with respect to our financial condition, and, as a result, Plaintiff has suffered damages. Plaintiff seeks specific performance of the Asset Purchase
Agreement and an injunction prohibiting us from interfering with concluding the transactions contemplated by the Asset Purchase Agreement. Further, Plaintiff
alleges a breach of contract with regard to the Asset Purchase Agreement.
Plaintiff further alleges we engaged in innocent misrepresentation, negligent misrepresentation, intentional and fraudulent misrepresentation and unfair trade practices with respect to the Asset Purchase Agreement.

     The parties agreed to non-binding mediation, which began in April 2003. At the mediation, OptiVest, LLC agreed to withdraw its lawsuit and continue to attempt to resolve this matter through non-binding mediation. Optivest, LLC has withdrawn its lawsuit, however, non-binding mediation has not been successful and the parties have exchanged discovery information and will proceed with an arbitration hearing which was originally scheduled for March 2005 but was postponed and has not yet been rescheduled.

     In the normal course of business, the Company is both a plaintiff and defendant in lawsuits incidental to its current and former operations. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at December 31, 2004 cannot be ascertained. Management is of the opinion that, after taking into account the merits of defenses and established reserves, the ultimate resolution of these matters will not have a material adverse effect in relation to the Company's consolidated financial position or results of operations.

20.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Historical quarterly results for 2003 have been restated, as presented below, to reflect the Distribution Division as Discontinued Operations.

                                                FIRST     SECOND    THIRD     FOURTH
                                               QUARTER   QUARTER   QUARTER   QUARTER
                                               -------   -------   -------   -------

2004
Net revenue                                    $14,642   $15,704   $14,179   $14,378
Gross profit                                     6,859     7,509     6,307     6,622
Income (loss) from continuing operations           149       453      (850)      286
Discontinued operations                         (1,113)   (1,409)   (1,324)   (4,532)
Net loss                                          (964)     (956)   (2,174)   (4,246)
Preferred stock dividend                          (174)     (177)     (177)     (181)
Basic and diluted earnings (loss) per share:
   Income (loss) from continuing operations       0.00      0.01     (0.03)     0.00
   Net loss                                      (0.04)    (0.04)    (0.08)    (0.14)

                                      F-31

2003
Net revenue                                    $16,383   $15,661   $15,213   $13,842
Gross profit                                     7,891     7,233     6,191     5,956
Income (loss) from continuing operations           510    (1,318)   (5,605)     (640)
Discontinued operations                           (350)     (856)   (2,874)   (1,220)
Net income (loss)                                  160    (2,173)   (8,479)   (1,860)
Preferred stock dividend                          (140)     (160)     (159)     (159)
Basic earnings (loss) per share :
   Income (loss) from continuing operations       0.01     (0.05)    (0.19)    (0.03)
   Net income (loss)                              0.00     (0.08)    (0.29)    (0.07)
Diluted earnings (loss) per share :
   Income (loss) from continuing operations       0.01     (0.05)    (0.19)    (0.03)
   Net income (loss)                              0.00     (0.08)    (0.29)    (0.07)

     Quarterly and year-to-date computations of earnings per share amounts are made independently. Therefore, the sum of earnings per share amounts for the quarters may not agree with the per share amounts for the year.

21.  SUBSEQUENT EVENTS

New Capital Structure

     On January 12, 2005, we (including certain of our subsidiaries) closed a series of transactions which resulted in a major restructuring of our debt, equity and voting capital stock. Taken together, these transactions lowered our long-term debt and accounts payable by approximately $6.1 million and $1.5 million, respectively and increased our equity by approximately $4.4 million.

The transactions included, among other things, the following:

     o    Palisade Concentrated Equity Partnership, L.P., our majority stockholder, purchased, for approximately $4.0 million in cash,
          252,525 shares of our Series D Preferred Stock, par value $0.001 per share, which are convertible into 10,101,000 shares of our common stock and Linda Yimoyines, the spouse of our Chairman and former Chief
          Executive Officer, purchased for approximately $0.445 million in cash,
          28,093 shares of our Series D Preferred Stock which are convertible into 1,123,720 shares of our common stock. Each holder of Series D
          Preferred Stock is entitled to vote, on an as converted basis, on all matters with the holders of common stock and receive dividends equally and ratably with the holders of common stock in an amount equal to the dividends such holder would receive if it had converted its Series D
          Preferred Stock into Common Stock on the date the dividends are declared.

     o    OptiCare Acquisition Corp., our wholly-owned subsidiary entered into an Asset Purchase Agreement with Wise Optical, LLC and AECC/Pearlman
          Buying Group, LLC, both entities formed by Dean J. Yimoyines, M.D. our former Chief Executive Officer, current President and Chief Executive
          Officer of our medical affiliate, OptiCare P.C., and a current member of our Board of Directors, pursuant to which we sold, effective as of
          December 31,2004, substantially all of the assets and certain liabilities of our Distribution Division, which consisted of our contact lens distributor, Wise Optical, and our Optical Buying Group, for an aggregate purchase price of $4,150,000, less a working capital adjustment of $575,000 and closing costs and other direct costs of
          $349,000.

     o    We, together with certain of our subsidiaries, entered into the Third
          Amendment to the Second Amended and Restated Revolving Credit, Term
          Loan and Security Agreement with CapitalSource Finance LLC, our senior lender. The Loan Amendment amends the terms of the Second Amended and
          Restated Revolving Credit, Term Loan and Security Agreement, dated as of March 29, 2004, as amended by the Waiver and First Amendment to
          Second Amended and Restated Revolving Credit, Term Loan and Security
          Agreement, dated as of August 16, 2004, and the Second Amendment to
          Second Amended and Restated Revolving

          Credit, Term Loan and Security Agreement, dated as of August 27, 2004, to reduce the tangible net worth covenant for December 2004 and
          January 2005 from ($3,000,000) to ($6,500,000). Without this
          Amendment, the Company would have been in violation of the tangible net worth covenant at December 31, 2004. Under the revolving credit, term loan and security agreement, as amended, we must maintain a tangible net worth of at least ($3,000,000) after February 1, 2005.

     The following table sets forth our capitalization as of December 31, 2004 and the pro forma capitalization to reflect the transactions that closed on
January 12, 2005, as if the transactions occurred on December 31, 2004.

                              Capitalization Table
                             (Amounts in thousands)
                                   (Unaudited)

                                                                       As of December 31, 2004
                                                                       -----------------------
                                                                          Actual    Pro forma
                                                                         --------   ---------

Long-term debt (including current portion):
   Term note payable                                                     $  1,775   $  1,725
   Revolving credit note                                                    8,388      2,293
   Subordinated notes payable                                                 193        193
                                                                         --------   --------
      Total long-term debt (including current portion)                     10,356      4,211

Series B 12.5% Voting, Redeemable, Cumulative Convertible
   Participating Preferred Stock; $0.001 Par value, 3,500,000
   authorized, 3,204,959 shares issued and outstanding                      6,344      6,344

Stockholders' equity:
   Series C Preferred Stock, $0.001 par value; ($16,251 aggregate
      liquidation preference); 406,158 shares issued and outstanding            1          1
   Series D Preferred Stock, $0.001 par value; ($4,445 aggregate liquidation preference); no shares issued or outstanding
      (actual); 280,618 shares issued and outstanding (pro forma)              --         --
   Common Stock, $0.001 par value; 150,000,000 shares
      authorized; 30,638,283 shares issued and outstanding                     31         31
   Additional paid-in capital                                              79,192     83,637
   Accumulated deficit                                                    (73,659)   (73,659)
                                                                         --------   --------
      Total stockholders' equity                                            5,565     10,010
                                                                         --------   --------
   Total Capitalization                                                  $ 22,265   $ 20,565
                                                                         ========   ========

