Form 10-K/A
period 2004-12-31
OPTICARE HEALTH SYSTEMS INC
filed 2005-05-02
CIK 311046

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO.1)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

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

The number of shares outstanding of the registrant's Common Stock, par value
$.001 per share, as of March 1, 2005, was 30,521,066 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE.

                                EXPLANATORY NOTE

The purpose of this Amendment No. 1 (the "Amendment") to the Annual Report on
Form 10-K of OptiCare Health Systems, Inc. (the "Registrant") for the year ended
December 31, 2004 (the "Original Form 10-K") is to include the disclosure required in Part III, Items 10, 11, 12, 13 and 14. Except for Items 10, 11, 12,
13 and 14 of Part III, no other information included in the Original Form 10-K is amended by this Amendment.

                                   FORM 10-K/A

                                TABLE OF CONTENTS

                                                                          PAGE
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY................   4
ITEM 11.  EXECUTIVE COMPENSATION.........................................   5
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES......................  18

SIGNATURES  .............................................................  19

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

DIRECTORS AND EXECUTIVE OFFICERS

         Our Certificate of Incorporation, as amended and Amended and Restated
By-laws provide that the number of directors which shall constitute our entire
Board of Directors shall be fixed and determined by resolution of the Board of
Directors. At December 31, 2004, we had eight directors, as fixed by the Board of Directors pursuant to our By-laws.

         Our directors are elected annually at the annual meeting of stockholders. Their respective terms of office continue until the next annual meeting of stockholders and until their successors have been elected and qualified in accordance with our By-laws.

         Pursuant to a restructure agreement among us, Palisade Concentrated
Equity Partnership, L.P., or Palisade and Dean J. Yimoyines, M.D. (the Chairman
of the Board of Directors and our former Chief Executive Officer), dated as of
December 17, 2001, as amended on January 5, 2002 and January 22, 2002, we have agreed that, so long as Palisade owns more than 50% of the voting power of our voting stock, it shall have the right to designate a majority of our Board of
Directors. Pursuant to this provision, Messrs. Bertrand, Hoffman, Johnson,
Meskin and Newman were nominated by the Board of Directors on the recommendation of Palisade.

         Information regarding our directors and executive officers is included under the caption "Directors and Executive Officers of the Company" in Part I
Item. 4 of the Original Form 10-K and is incorporated into this Item 10 by reference.

AUDIT COMMITTEE

         The functions of the Audit Committee are to recommend to the Board of
Directors the appointment of our independent auditors, to analyze the reports and recommendations of such auditors and to review our systems of internal controls. The Audit Committee also monitors the adequacy and effectiveness of our financial controls and reporting procedures. The Audit Committee is comprised of Messrs. Drubner, Huber and Newman (Chairman). All members of the
Audit Committee are "independent directors" as required by the Securities and
Exchange Commission and the applicable listing standards of the American Stock
Exchange. Mr. Newman qualifies as an "audit committee financial expert" as required by the Securities and Exchange Commission.

PROCEDURES FOR STOCKHOLDER NOMINATIONS TO OUR BOARD OF DIRECTORS

         No material changes to the procedures for nominating directors by our stockholders have been made in 2004.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Our records reflect that all reports which were required to be filed pursuant to Section 16(a) of the Exchange Act were filed on a timely basis, with the exception of one Form 4 report that was filed late by Dr. Yimoyines. The late Form 4 filing covered an aggregate of 1,123,720 shares of Series D preferred stock that are held indirectly by his spouse.

         An Annual Statement of Beneficial Ownership on Form 5 is not required to be filed if there are no previously unreported transactions or holdings to report. Nevertheless, we are required to disclose the names of directors, officers and 10% shareholders who did not file a Form 5 unless we have obtained a written statement that no filing is required. At the date of this Form 10-K/A, we had not received a written statement from any of our board of directors, executive officers or greater than 10% shareholders, indicating that they did not have to file a Form 5; and none of these individuals or shareholders filed a
Form 5.

CODE OF CONDUCT AND ETHICS

         We have adopted a code of conduct and ethics that applies to all of our employees, including our chief executive officer and chief financial and accounting officer. The text of the code of conduct and ethics will be made available to stockholders without charge, upon request, in writing to the
Corporate Secretary at OptiCare Health Systems, Inc., 87 Grandview Avenue,
Waterbury, Connecticut, 06708. Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our directors, principal executive and financial officers will be included in a
Current Report on Form 8-K within five business days following the date of the amendment or waiver, unless website posting of such amendments or waivers is then permitted by the rules of the American Stock Exchange, Inc.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

         Effective January 1, 2003, independent, non-employee directors of on the Board of Directors as of the first day of the calendar year, receive an annual non-qualified stock option to purchase 30,000 shares of our Common Stock pursuant to our Amended and Restated 2002 Stock Incentive Plan (the "2002 Stock
Plan"). Independent, non-employee directors serving as members of committees of the Board of Directors as of the first day of the calendar year receive an annual non-qualified stock option to purchase 10,000 shares of our Common Stock, pursuant to our 2002 Stock Plan, for each committee on which they serve. Options for both Board and committee membership are exercisable starting on the last calendar day of the calendar year provided the director is still serving on the
Board of Directors at that time at an exercise price equal to the fair market value of the Common Stock on the date of grant. Directors who are also our employees do not receive any additional compensation for their service as directors.

SUMMARY COMPENSATION TABLE

         The following summary compensation table sets forth information concerning the annual and long-term compensation earned by our chief executive officer and each of the five other most highly compensated executive officers whose annual salary and bonus during 2004 exceeded $100,000 (collectively, the
"Named Executive Officers").

                                                                                    LONG-TERM
                                             ANNUAL COMPENSATION                COMPENSATION AWARDS
                                     -----------------------------------   --------------------------
                                                           OTHER ANNUAL     RESTRICTED     SECURITIES      ALL OTHER
    NAME AND                                     BONUS     COMPENSATION       STOCK        UNDERLYING    COMPENSATION
PRINCIPAL POSITION             YEAR  SALARY ($)  ($)(4)      ($) (5)         AWARDS ($)    OPTIONS (#)       ($)(7)
------------------             ----  ----------  ------      -------        -----------    -----------       ------

Christopher J. Walls (1)      2004    191,846    85,500          -               -               600,000      3,839
Chief Executive Officer,      2003    159,731    50,000          -               -                20,000      3,673
President and General         2002    126,923    34,640          -              4,000 (6)        125,000        202
Counsel

Dean J. Yimoyines, M.D. (2)   2004    354,808       -         45,906             -               150,000     26,663
Chairman of the Board of      2003    344,731    93,500       50,506             -               100,000     26,663
Directors and former Chief    2002    349,423   101,960       47,892             -             1,150,000     24,408
Chief Executive Officer

William A. Blaskiewicz        2004    172,067    34,000          -               -               100,000      4,406
Vice President and            2003    149,866    50,000          -               -                20,000      4,134
Chief Financial Officer       2002    145,000    34,640          -               -               250,000      3,812

Jason M. Harrold              2004    180,000    48,000          -               -                 7,000      2,478
President of the Managed      2003    179,865    14,200          -               -                22,500      3,375
Vision Division               2002    175,000    44,000          -               -               150,000      2,985

Gordon A. Bishop              2004    150,000     5,750          -               -                            4,688
President of the Consumer     2003    132,500    40,000          -               -                            4,525
Vision Division               2002    125,000    39,000          -               -                            3,398

Lance A. Wilkes (3)           2004    200,596       -            -               -               100,000      4,187
Former President and Chief    2003    215,839    53,250          -               -                40,500      1,954
Operating Officer             2002    113,077    81,800          -               -             1,000,000        108

(1)  Mr. Walls was hired as Vice President and General Counsel in February 2002.
     His annual base salary for 2002 was $150,000. In October 2004, Mr. Walls was named Chief Administrative Officer and his annual base salary was increased to $240,000. In January 2005, Mr. Walls was named Chief Executive
     Officer.

(2)  Dr. Yimoyines was our Chief Executive Officer at December 31, 2004 but
     resigned this position in January 2005. He is currently the Chairman of the
     Board of Directors and is President and Chief Executive Officer of our
     medical affiliate, OptiCare, P.C.

(3)  Mr. Wilkes was hired as President and Chief Operating Officer in June 2002.
     His annual base salary for 2002 was $210,000. Mr. Wilkes employment with us was terminated in October 2004 and as a result, Mr. Wilkes was paid severance of $56,250 for the period November 2004 through February 2005.

(4)  Bonuses are awarded in the form of cash and/or shares of our Common Stock.
     Awards of our Common Stock are valued at the market price as of the date of grant. Bonuses for 2004 were in the form of cash, except for Mr. Bishop's that was in the form of 25,000 shares of restricted stock that was valued at $5,750. The 2003 bonus includes a transaction bonus, related to the acquisition of Wise Optical and a performance bonus. The transaction bonus was awarded in the form of shares of our Common Stock to: Dr. Yimoyines -
     30,000 shares valued at $19,500; Mr. Blaskiewicz - 20,000 shares valued at
     $13,000; Mr. Walls - 20,000 shares valued at $13,000; and Mr. Wilkes -
     25,000 shares valued at $16,250. The 2003 performance bonus was awarded in the form of cash and our Common Stock as follows: Dr. Yimoyines - $40,000 in cash and 50,000 common shares valued at $34,000; Mr. Bishop - $23,000 in cash and 25,000 common shares valued at $17,000; Mr. Blaskiewicz - $20,000 in cash and 25,000 common shares valued at $17,000; Mr. Harrold - $4,000 in cash and 15,000 common shares valued at $10,200; Mr. Walls - $20,000 in cash and 25,000 common shares valued at $17,000; and Mr. Wilkes - $20,000 in cash and 25,000 common shares value at $17,000. Bonuses for 2002 were in the form of cash, except for Dr. Yimoyines' which consisted of cash of
     $36,960 and 100,000 common shares valued at $65,000.

(5)  The amounts shown represent insurance premiums we paid for health and disability insurance on behalf of the Named Executive Officer and also includes automobile allowances.

(6)  Represents an aggregate of 25,000 shares of restricted common stock valued at the market price of our Common Stock as of the date of grant. Vested 25%
     on March 19, 2003, 2004 and 2005. Vesting 25% on March 19, 2006. As of
     March 31, 2005, Mr. Walls had 6,250 shares of unvested restricted stock with a value of $1,750 based on the closing price of our Common Stock on
     March 31, 2005.

(7)  The amounts shown include, for the year ended December 31, 2004: (i)
     matching contributions by us under a 401(k) retirement savings plan maintained by us for each of Mr. Walls ($3,318); Dr. Yimoyines ($4,000);
     Mr. Bishop ($3,571); Mr. Blaskiewicz ($3,931); Mr. Harrold ($2,217); and
     Mr. Wilkes ($4,000); and (ii) insurance premiums paid by us for life insurance on behalf of Mr. Walls ($521); Dr. Yimoyines ($22,663); Mr.
     Bishop ($1,117); Mr. Blaskiewicz ($475); Mr. Harrold ($261); and Mr. Wilkes
     ($187).

OPTIONS GRANTED IN 2004

         The following table shows grants of stock that we made during the fiscal year ended December 31, 2004 to each of the Named Executive Officers.

                                                         INDIVIDUAL GRANTS
                               --------------------------------------------------------------
                               NUMBER OF SHARES     % OF TOTAL
                                  UNDERLYING      OPTIONS GRANTED   EXERCISE                   GRANT DATE
                                OPTIONS GRANTED   TO EMPLOYEES IN     PRICE     EXPIRATION        VALUE
NAME                                  (#)           FISCAL YEAR      ($/SH)        DATE          ($) (3)
-------------------------------------------------------------------------------------------------------------

Christopher J. Walls              100,000 (1)           6.4%          0.68        3/31/14        $38,000
                                  500,000 (2)          31.9%          0.29       10/06/14        $90,000
Dean J. Yimoyines, M.D.           150,000 (1)           9.6%          0.68        3/31/14        $57,000
Gordon A. Bishop                   20,000 (1)           1.3%          0.68        3/31/14         $7,600
William A. Blaskiewicz            100,000 (1)           6.4%          0.68        3/31/14        $38,000
Jason M. Harrold                    7,000 (1)           0.4%          0.68        3/31/14         $2,660
Lance A. Wilkes                   100,000 (1)           6.4%          0.68        3/31/14        $38,000

(1)  Vested 25% on March 31, 2005; Vesting 25% on March 31, 2006, March 31, 2007
     and March 31, 2008.

(2)  Vested 100% in January 2005 in connection with Mr. Walls' promotion to
     Chief Executive Officer.

(3)  The estimated values reported are based on the Black-Scholes pricing model with the following assumptions: risk free interest rate of 3.3%, stock price volatility of 67.5%, no dividends and a holding period of five years.
     The estimated values are not intended as a forecast of the future appreciation in the price of the Common Stock. If the Common Stock does not increase in value above the exercise price of the stock options, then the grants described in the table will have no value. There is no assurance that the value realized by an executive will be at or near the values estimated.

AGGREGATE OPTION EXERCISES IN 2004 AND YEAR END OPTION VALUES

         The following table contains certain information regarding options to purchase Common Stock held as of December 31, 2004, by each of the Named
Executive Officers. Mr. Wilkes exercised 50,000 options on May 21, 2004 and realized value of $6,000 at the time of exercise. Mr. Wilkes was the only Named
Executive Officer to exercise options in the fiscal year ended December 31,
2004.

                                       NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                                      UNDERLYING UNEXERCISED             IN-THE-MONEY OPTIONS
                                     OPTIONS AT 12/31/04 (#)              AT 12/31/04 ($) (1)
                                   -----------------------------     ------------------------------
NAME                                EXERCISABLE  NON-EXERCISABLE      EXERCISABLE  NON-EXERCISABLE
----------------------------------------------------------------     ------------------------------

Christopher J. Walls                      67,500        677,500            $12,500         $47,500
Dean J. Yimoyines, M.D.                1,336,450        675,000            $90,750         $38,250
Gordon A. Bishop                         108,500         60,500            $16,550          $6,050
William A. Blaskiewicz                   195,868        190,000            $35,500         $14,500
Jason M. Harrold                         170,479         67,625            $21,688          $8,563
Lance A. Wilkes (2)                      485,125        605,375            $27,500         $27,500

(1)  The value of the in-the-money options was calculated as the difference between the closing price of our Common Stock as reported on the American
     Stock Exchange on December 31, 2004 and the exercise price of the options.

(2)  Mr. Wilkes' employment with us was terminated in October 2004. All of Mr.
     Wilkes options included in the above table were subsequently cancelled in
     January 2005.

Compensation Committee Interlocks and Insider Participation

         Messrs. Bertrand, Drubner, and Johnson served on the Compensation
Committee during 2004. Mr. Bertrand relinquished his seat on the Compensation
Committee to Mr. Huber on April 1, 2004. During 2004, none of our executive officers (i) served as a member of the Compensation Committee (or other committee of the Board of Directors performing similar functions or, in the absence

of any such committee, the Board of Directors) of another entity, one of whose executive officers served on our Compensation Committee, (ii) served as director of another entity, one of whose executive officers served on our Compensation
Committee, or (iii) served as member of the Compensation Committee (or other committee of the Board of Directors performing similar functions or, in the absence of any such committee, the Board of Directors) of another entity, one of whose executive officers served as a member of our Board of Directors.

REPORT ON EXECUTIVE COMPENSATION BY THE COMPENSATION COMMITTEE

Compensation Policy

         The policy of the Compensation Committee is to determine or recommend compensation of our officers reflecting the contribution of such officers to growth in revenue and earnings, the implementation of strategic plans consistent with long term growth objectives and the enhancement of stockholder value.
Contributions to the specific corporate and business unit objectives are evaluated in setting compensation policy, including growth in revenue and earnings in the development of new business opportunities and other strategic initiatives. Our compensation program consists of base salary; bonus and long-term incentive compensation comprised of the award of stock options and restricted stock under our Amended and Restated 2002 Stock Incentive Plan and our 2003 Incentive Compensation Plan. Compensation decisions, other than base compensation for executive officers with multi-year contracts, are generally made on a calendar year basis.

Compensation of the Chief Executive Officer

         During the year ended December 31, 2004, Dr. Yimoyines, our former
Chief Executive Officer, received no compensation other than pursuant to his employment agreement with us, which was approved by the Compensation Committee and the Board of Directors during 1999. However, in connection with our Capital
Restructuring Transactions in January 2002, Dr. Yimoyines agreed in principle to an adjustment to his annual base salary and guaranteed bonus, which, when later implemented, reduced that salary from $410,000 to $335,000, effective March 4,
2002. Effective January 1, 2004, his annual base salary was increased to
$355,000.

         During 2004, the Board of Directors awarded stock options and stock to
Dr. Yimoyines and certain of our other executive officers and key employees. The options and stock, which were awarded under terms of the Amended and Restated
2002 Stock Incentive Plan and were intended to: (1) align executive interest with stockholder interest by creating a direct link between compensation and stockholder return; (2) assure that executives maintain a significant long-term interest in our success; and (3) help retain key employees in a competitive market.

         On January 12, 2005, in connection with our sale of the Distribution
Division, Dr. Yimoyines resigned as our Chief Executive Officer and from all other positions with our subsidiaries. Dr. Yimoyines continues to serve as the
Chairman of the Board of Directors and as President and Chief Executive Officer
of our medical affiliate, OptiCare P.C. Upon Dr. Yimoyines' resignation,
Christopher J. Walls was named Chief Executive Officer, in addition to his duties as our President and General Counsel. In October 2004, Mr. Walls entered into an employment agreement with us. Pursuant to such agreement, Mr. Walls'
annual salary was increased to $240,000 upon his appointment as our Chief
Administrative Officer.

                                   Respectfully Submitted,

                                   Clark A. Johnson (Chairman)
                                   Richard Huber
                                   Norman S. Drubner, Esq.

PERFORMANCE GRAPH

         The following graph compares the performance of an investment of
$100.00 in our Common Stock with the performance of an investment of $100.00 in the CRSP NASDAQ Health Index (a published industry index), and the American
Stock Exchange Composite Index, for the five year period from December 31, 1999 through December 31, 2004. The stock price performance shown on the graph is not necessarily indicative of future price performance.

               Comparison of Five - Year Cumulative Total Returns
                             Performance Graph for
                         OptiCare Health Systems, Inc.

                              [LINE CHART OMITTED]

    Date        Company     Market      Peer
                 Index      Index       Index
------------    -------    -------     -------
 12/31/1999     100.000    100.000     100.000
 01/31/2000      98.214     96.988     102.574
 02/29/2000      92.857    106.590     107.027
 03/31/2000     100.000    110.018     104.004
 04/28/2000      85.714    101.247      95.336
 05/31/2000      71.429     99.304      97.671
 06/30/2000      57.143    103.081     106.121
 07/31/2000      51.786    101.960     109.709
 08/31/2000      35.714    107.238     113.093
 09/29/2000      19.643    104.990     117.814
 10/31/2000      26.786     99.760     119.575
 11/30/2000      10.714     89.884     113.938
 12/29/2000      14.286     92.760     137.271
 01/31/2001      16.714     98.339     126.563
 02/28/2001      13.714     91.401     135.957
 03/30/2001       9.143     86.986     126.026
 04/30/2001       7.429     94.161     130.956
 05/31/2001       7.429     94.660     134.176
 06/29/2001       7.429     93.385     151.433
 07/31/2001       7.429     89.462     150.351
 08/31/2001       7.429     85.154     151.756
 09/28/2001       7.429     75.799     144.733
 10/31/2001       7.429     79.904     131.490
 11/30/2001       7.429     84.488     138.133
 12/31/2001      12.381     86.341     148.409
 01/31/2002      31.695     85.351     145.083
 02/28/2002      13.470     83.844     141.255
 03/28/2002      10.301     88.150     154.941
 04/30/2002      16.640     85.811     168.993
 05/31/2002      31.695     84.276     154.969
 06/28/2002      25.356     77.910     148.709
 07/31/2002      23.771     71.425     134.766
 08/30/2002      21.790     72.131     131.206
 09/30/2002      18.225     66.698     130.834
 10/31/2002      20.998     70.409     133.066
 11/29/2002      26.941     74.114     133.637
 12/31/2002      30.111     70.573     127.876
 01/31/2003      25.356     69.513     132.056
 02/28/2003      51.505     69.135     122.498
 03/31/2003      70.522     69.597     126.928
 04/30/2003      59.429     74.685     129.853
 05/30/2003      55.467     80.380     146.242
 06/30/2003      41.204     82.008     156.548
 07/31/2003      45.958     83.276     167.577
 08/29/2003      48.335     85.867     170.724
 09/30/2003      52.297     85.513     175.705
 10/31/2003      64.183     89.775     185.894
 11/28/2003      55.467     91.375     195.631
 12/31/2003      60.221     95.522     195.548
 01/30/2004      63.391     98.088     210.989
 02/27/2004      56.259     99.207     218.568
 03/31/2004      53.882     99.215     217.442
 04/30/2004      40.411     95.692     223.499
 05/28/2004      35.657     96.928     223.802
 06/30/2004      33.280     99.455     232.449
 07/30/2004      19.810     96.475     211.194
 08/31/2004      20.602     96.412     203.279
 09/30/2004      21.394     99.083     205.394
 10/29/2004      19.017    101.171     210.067
 11/30/2004      24.564    106.537     233.382
 12/31/2004      28.526    110.380     246.443

-----------------------------------------------------------------------------------------------------------------
                                                  LEGEND

               CRSP Total Returns Index for:      12/1999   12/2000   12/2001   12/2002   12/2003   12/2004
               -----------------------------      -------   -------   -------   -------   -------   -------

               OptiCare Health Systems, Inc.       100.0      14.3      12.4      30.1      60.2      28.5
               AMEX Stock Market (US Companies)    100.0      92.8      86.3      70.6      95.5     110.4
               Nasdaq Health Services Stocks       100.0      137.3    148.4     127.9     195.5     246.4
               SIC 8000-8099 U.S & Foreign

-----------------------------------------------------------------------------------------------------------------

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP

         As of March 31, 2005, there were 30,633,566 shares of our Common Stock outstanding. In addition, there were 3,204,960 shares of Series B Preferred
Stock outstanding entitled to voting power equivalent to an aggregate of
46,664,555 shares of Common Stock (i.e., one vote for each of the ten shares of
Common Stock into which a share of Series B Preferred Stock and related accrued dividends are convertible), 406,158 shares of Series C Preferred Stock outstanding entitled to voting power equivalent to an aggregate of 20,307,900 shares of Common Stock (i.e., one vote for each of the 50 shares of Common Stock into which a share of Series C Preferred Stock is convertible) and 280,618 shares of Series D Preferred Stock outstanding entitled to voting power equivalent to an aggregate of 11,224,720 shares of Common Stock (i.e., one vote for each of the 40 shares of Common Stock into which a share of Series D
Preferred Stock is convertible). Therefore, as of March 31, 2005, the aggregate voting power of the outstanding Common Stock, Series B Preferred Stock, Series C
Preferred Stock and Series D Preferred Stock which were entitled to notice of, and to vote, is equivalent to 108,830,741 shares of Common Stock.

         The following table sets forth, as of March 31, 2005, certain information regarding the beneficial ownership of the outstanding Voting Stock by: (i) each person who is known by us to own 5% or more of any class of our
Voting Stock (the holdings of certain unrelated entities listed below are based on shareholdings disclosed in their public filings), (ii) each of our current directors, (iii) each Named Executive Officer set forth in the Summary
Compensation Table on page 11 and (iv) all of our current executive officers and directors as a group. Unless otherwise indicated, each of the stockholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the address of each person named in the table below is c/o OptiCare Health Systems, Inc., 87
Grandview Avenue, Waterbury, Connecticut 06708.

NAMES OF EXECUTIVE OFFICERS, DIRECTORS,                              SERIES B PREFERRED     SERIES C PREFERRED    SERIES D PREFERRED
NOMINEES AND 5% STOCKHOLDERS                   COMMON STOCK (1)         STOCK (2)                STOCK (3)            STOCK (4)
------------------------------------------------------------------------------------------------------------------------------------
                                                SHARES      PERCENT   SHARES       PERCENT   SHARES   PERCENT     SHARES    PERCENT

Palisade Concentrated Equity Partnership,       91,980,638    89.2%    2,880,600     89.9%  403,256     99.3%    252,525      90.0%
L.P. (5)

Dean J. Yimoyines, M.D., Chairman and            8,157,912    21.4%      324,360     10.1%    2,902      0.7%     28,093      10.0%
former Chief Executive Officer (6)

Nicholas Berggruen (7)                           2,454,026     7.4%           --        --       --        --         --         --

Eric J. Bertrand, Director (8)                  92,034,938    89.2%    2,880,600     89.9%  403,256     99.3%    252,525      90.0%

Gordon A. Bishop (19)                              194,500        *           --        --       --        --         --         --

William A. Blaskiewicz, Vice President and         335,155     1.1%           --        --       --        --         --         --
Chief Financial Officer (9)

Norman S. Drubner, Esq., Director (10)             574,489     1.9%           --        --       --        --         --         --

Jason M. Harrold, President, Managed               230,354        *           --        --       --        --         --         --
Vision Division (11)

Mark S. Hoffman, Director (12)                  91,980,638    89.2%    2,880,600     89.9%  403,256     99.3%    252,525      90.0%

Richard L. Huber, Director (13)                    250,000        *           --        --       --        --         --         --

Clark A. Johnson, Director (14)                    266,000        *           --        --       --        --         --         --

Melvin Meskin, Director (15)                       230,000        *           --        --       --        --         --         --

Mark S. Newman, Director (16)                      240,000        *

Christopher J. Walls, Esq., Chief                  705,000     2.2%           --        --       --        --         --         --
Executive Officer, President and General
Counsel (17)

Lance A. Wilkes, former President and               75,000        *           --        --       --        --         --         --
Chief Operating Officer (18)

All current executive officers and             103,272,648    91.4%    3,204,960    100.0%  406,158    100.0%    280,618     100.0%
directors as a group--13 persons.

--------------------
* Less than 1%

(1)  As used in this table, a beneficial owner of a security includes any person who, directly or indirectly, through contract, arrangement, understanding, relationship or otherwise, has or shares (a) the power to vote, or direct the voting of, such security or (b) investment power which includes the power to dispose, or to direct the disposition of, such security. In addition, a person is deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days. Shares not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire them within 60 days upon the exercise of an option are treated as outstanding for purposes of determining beneficial ownership and the percent beneficially owned by such individual and for the executive officers and directors as a group. The percentage of outstanding Common Stock set forth opposite the name of each stockholder has been determined in accordance with Securities and Exchange
     Commission Rule 13d-3(d)(1), without regard to Common Stock acquirable within 60 days hereafter under options, warrants, and convertible securities beneficially owned by persons other than such stockholder.

(2)  Each share of Series B Preferred Stock entitles the holder to one vote for each of the ten shares of Common Stock into which it is convertible.

(3)  Each share of Series C Preferred Stock entitles the holder to one vote for each 50 shares of Common Stock into which it is convertible.

(4)  Each share of Series D Preferred Stock entitles the holder to one vote for each 40 shares of Common Stock into which it is convertible.

(5)  Common Stock beneficially owned by Palisade Concentrated Equity
     Partnership, L.P., or Palisade, consists of 19,375,000 shares of Common
     Stock presently issued and outstanding; 400,000 shares of Common Stock issuable upon exercise of warrants; 41,941,838 shares of Common Stock issuable upon conversion of Series B Preferred Stock; 20,162,800 shares of
     Common Stock issuable upon conversion of Series C Preferred Stock; and
     10,101,000 shares of Common Stock issuable upon conversion of Series D
     Preferred Stock. Palisade ownership represents 84.2% of the Voting Stock.
     The address of Palisade is One Bridge Plaza, Suite 695, Fort Lee, NJ 07024.

(6)  Includes 180,000 shares of Common Stock and 1,561,450 shares of Common
     Stock issuable upon the exercise of outstanding options owned by Dr.
     Yimoyines. Also includes the following securities held by Linda Yimoyines, wife of Dr. Yimoyines: 374,925 shares of Common Stock; 4,722,717 shares of
     Common Stock issuable upon conversion of Series B Preferred Stock; 145,100 shares of Common Stock issuable upon conversion of Series C Preferred
     Stock; 1,123,720 shares of Common Stock issuable upon conversion of Series
     D Preferred Stock; and 50,000 shares issuable upon exercise of warrants.
     Dr. Yimoyines disclaims beneficial ownership of securities held by his wife. Dr. Yimoyines ownership represents 0.2% of the Voting Stock and Ms.
     Yimoyines ownership represents 5.8% of the Voting Stock.

(7)  Consists of 2,300,000 shares of Common Stock issuable upon exercise of warrants held by Medici I Investment Corp. and 154,026 shares of Common
     Stock held by Alexander Enterprise Holdings Corp. Mr. Nicholas Berggruen
     acts as an investment advisor to both Medici I Investment Corp. and
     Alexander Enterprise. Mr. Berggruen disclaims beneficial ownership of such shares. The address of Alexander Enterprise Holdings Corp. is: c/o Alpha
     Investment Management, Inc., 499 Park Ave., 24th Floor, New York, NY 10022.

(8)  Common Stock beneficially owned by Mr. Bertrand consists of 54,300 shares of Common Stock held directly by Mr. Bertrand; 19,375,000 shares of Common
     Stock owned by Palisade; 400,000 shares of Common Stock issuable upon exercise of warrants held by Palisade; 41,941,838 shares of Common Stock issuable upon conversion of Series B Preferred Stock owned by Palisade;
     20,162,800 shares of Common Stock issuable upon conversion of Series C
     Preferred Stock owned by Palisade; and 10,101,000 shares of Common Stock issuable upon conversion of Series D Preferred Stock. Mr. Bertrand is a director of Palisade Capital Management, LLC, an affiliate of Palisade.

(9)  Includes 288,368 shares of Common Stock issuable upon the exercise of outstanding options held by Mr. Blaskiewicz.

(10) Includes 280,000 shares of Common Stock issuable upon the exercise of outstanding options held by Mr. Drubner.

(11) Includes of 215,354 shares of Common Stock issuable upon the exercise of outstanding options held by Mr. Harrold.

(12) Common Stock beneficially owned by Mr. Hoffman consists of 19,375,000 shares of Common Stock owned by Palisade; 400,000 shares of Common Stock issuable upon exercise of warrants held by Palisade; 41,941,838 shares of
     Common Stock issuable upon conversion of Series B Preferred Stock owned by
     Palisade; 20,162,800 shares of Common Stock issuable upon conversion of
     Series C Preferred Stock owned by Palisade; and 10,101,000 shares of Common
     Stock issuable upon conversion of Series D Preferred Stock. Mr. Hoffman is a managing director of Palisade Capital Management, LLC, an affiliate of
     Palisade.

(13) Consists of 250,000 shares of Common Stock issuable upon the exercise of outstanding options held by Mr. Huber.

(14) Includes 40,000 shares of Common Stock issuable upon the exercise of outstanding options held by Mr. Johnson.

(15) Includes 80,000 shares of Common Stock issuable upon the exercise of outstanding options held by Mr. Meskin.

(16) Consists of 240,000 shares of Common Stock issuable upon the exercise of outstanding options held by Mr. Newman.

(17) Consists of 57,500 shares of common stock, 18,750 shares of restricted common stock and 628,750 shares of Common Stock issuable upon the exercise of outstanding options held by Mr. Walls.

(18) Mr. Wilkes employment with us terminated in October 2004.

(19) Includes 144,500 shares of Common Stock issuable upon the exercise of outstanding options held by Mr. Bishop.

EQUITY COMPENSATION PLAN INFORMATION

         The following table provides certain aggregate information with respect to all of our equity compensation plans in effect as of December 31, 2004.

---------------------------------------------------------------------------------------------------------------------------
                                         (a)                               (b)                          (c)
---------------------------------------------------------------------------------------------------------------------------
Plan category                   Number of securities to be     Weighted-average exercise       Number of securities
                                issued upon exercise of        price of outstanding options    remaining available for
                                outstanding options                                            future issuance under
                                                                                               equity compensation plans
                                                                                               (excluding securities
                                                                                               reflected in column (a))
---------------------------------------------------------------------------------------------------------------------------

Equity compensation plans               6,638,443                       $0.90                           1,721,348
approved by security
holders (1)
---------------------------------------------------------------------------------------------------------------------------
Equity compensation plans                    --                           --                                --
not approved by
security holders (2)
---------------------------------------------------------------------------------------------------------------------------
Total                                   6,638,443                       $0.90                           1,721,348
---------------------------------------------------------------------------------------------------------------------------

(1)      These plans consist of the 1999 Performance Stock Program, the Amended and Restated 1999 Employee Stock Purchase Plan, the 2000 Professional
         Employee Stock Purchase Plan and the Amended and Restated 2002 Stock
         Incentive Plan.

(2)      There are no equity compensation plans that have not been approved by stockholders.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL
    ARRANGEMENTS

         Key provisions of the employment agreements with the Named Executive
Officers are summarized below.

         Christopher J. Walls, Chief Executive Officer, President and General
Counsel. We entered into an employment agreement with Mr. Walls on February 18,
2002 and on October 6, 2004; the agreement was amended and restated. Pursuant to the amended and restated agreement, Mr. Walls served as our Chief Administrative
Officer until January 12, 2005. Under the amended and restated agreement, Mr.
Walls' initial base salary is $240,000 per year and he was entitled a bonus of
$46,000 for the fiscal year ending December 31, 2004, and thereafter, an annual bonus based on performance measures, and additional bonus payments based on the occurrence of certain specified events. In addition, pursuant to the amended and restated agreement, Mr. Walls was granted an option to purchase up to 500,000 shares of our Common Stock at an exercise price equal to $0.29 per share. The option will vest according to the terms set forth in the amended and restated
agreement and shall become fully vested upon a change of control. The amended and restated agreement continues until otherwise terminated by us or Mr. Walls with or without cause with at least thirty (30) days notice. If Mr. Walls is terminated by us other than for cause or due to death or disability, he shall be entitled to (i) continuation of salary for six months, (ii) continued benefits for him and his family for six months, (iii) the immediate full vesting of the options granted under the amended and restated agreement and (iv) the right to exercise such options for up to one year following termination. Upon his joining us in 2002, Mr. Walls received, pursuant to the 2002 Stock Incentive Plan, options to purchase up to 125,000 shares of our Common Stock at an exercise price of $0.16 per share, which options vest at the rate of 25% per year over four years commencing March 19, 2003. Mr. Walls also received 25,000 shares of restricted Common Stock, which shares vest at the rate of 25% per year over four years commencing March 19, 2003.

         Dean J. Yimoyines, Chairman and former Chief Executive Officer. The
Company entered into an employment agreement with Dr. Yimoyines on August 10,
1999. In connection with our sale of our Distribution Division, on January 12,
2005, we entered into a transition agreement with Dr. Yimoyines pursuant to which Dr. Yimoyines resigned as our Chief Executive Officer and from all other positions with us and our subsidiaries, except for his position as Chairman of our Board of Directors and his position as the President and Chairman of our medical affiliate, OptiCare P.C. Pursuant to the transition agreement, our existing employment agreement with Dr. Yimoyines was terminated and Dr.
Yimoyines and we generally released each other from any and all claims we may have had against each other, subject to certain exceptions. In addition, Dr.
Yimoyines generally agreed not to compete with us while employed at OptiCare
P.C. and for the 18-month period following the end of his employment at OptiCare
P.C.

         In addition, on January 12, 2005, simultaneously with the closing of our sale of our Distribution Division and the execution and delivery of the transition agreement, OptiCare P.C., our medical affiliate, entered into an employment agreement with Dr. Yimoyines. Pursuant to the terms of the employment agreement, Dr. Yimoyines serves as OptiCare P.C.'s President and Chief Executive
Officer on an at will basis. Dr. Yimoyines initial base salary under this agreement is $245,000 per year.

         Gordon A. Bishop, President, Consumer Vision Division. We entered into an employment agreement with Mr. Bishop on September 8, 1999, and on April 29,
2005, the agreement was amended. Pursuant to the agreement, as amended, Mr.
Bishop serves as the President of our Consumer Vision Division. Under the
agreement, as amended, Mr. Bishop's base salary is $150,000 per year and he is entitled to bonuses as authorized by our Board of Directors. In addition, pursuant to the agreement, Mr. Bishop was granted an option to purchase up to
25,000 shares of our Common Stock at an exercise price equal to $5.85 per share.
The agreement continues until February 28, 2006 unless otherwise terminated by us for cause or without cause or by Mr. Bishop. If Mr. Bishop terminates his employment or if we terminate his employment other than for cause, he shall be entitled to continuation of salary until February 28, 2006, provided, that if we terminate Mr. Bishop's employment other than for cause before August 31, 2005, he shall be entitled to continuation of salary until August 31, 2006. In addition, pursuant to the agreement, as amended, Mr. Bishop agreed not to compete with us for a period of ten months.

         William A. Blaskiewicz, Vice President, Chief Financial Officer. Mr.
Blaskiewicz' employment agreement began on September 1, 2001, and continues until terminated by either party. Effective January 1, 2004, his base annual salary, excluding the cost of certain perquisites, is $172,500. As provided in our 2003 Incentive Compensation Plan, Mr. Blaskiewicz may receive discretionary bonuses as authorized by the Board of Directors and as determined by the Chief
Executive Officer. Mr. Blaskiewicz may terminate the agreement for any reason upon 90 days' notice. It shall be deemed a termination of the agreement if, during the term of the agreement, we: (a) require Mr. Blaskiewicz to relocate permanently outside of Connecticut, (b) require Mr. Blaskiewicz to render services other than those customarily

performed by chief financial officers or (c) materially increase or decrease his duties or responsibilities. In the event of a deemed termination, or if we terminate Mr. Blaskiewicz' employment agreement without cause, then he shall receive: (a) a severance payment equal to his base salary for 12 months from the date of termination, and (b) payment for any benefits which are required to be continued under COBRA during the 12 months from the date of termination.
Additionally, during the term of the agreement and for a period of 18 months after termination, subject to certain exceptions, Mr. Blaskiewicz may not render services directly or indirectly to any organization that competes with any of our product, processes or services.

         Jason M. Harrold, President, Managed Vision Division. We entered into an employment agreement with Mr. Harrold on July 1, 2000. The initial term of this agreement was two years, but it is automatically renewable for subsequent one year terms unless either party gives the other six months' notice prior to the renewal date. Pursuant to its terms, Mr. Harrold's employment agreement was automatically renewed for one year to June 30, 2005. Effective January 1, 2004,
Mr. Harrold's annual base salary is $180,000. As provided in our 2003 Incentive
Compensation Plan, Mr. Harrold may receive discretionary bonuses of up to 100%
of base salary, as authorized by the Board of Directors and as determined by the
Chief Executive Officer. Mr. Harrold may terminate the agreement without cause upon six months' notice and we may terminate the agreement without cause at any time upon notice. If Mr. Harrold is terminated without cause, he is entitled to:
(a) a lump sum payment of 12 months' base salary, and (b) benefits for a
12-month period. If Mr. Harrold becomes disabled, he is entitled to full base salary for the first three months, and, thereafter, as allowed by a long-term disability policy provided by us, 60% of base salary plus performance-based bonus earned as of the date of disability. During the term of the agreement and for a period of 18 months after termination, subject to certain exceptions, Mr.
Harrold may not render services directly or indirectly to any organization which is engaged in: (i) the managed eye care business, (ii) the optical buying group business, or (iii) the business of owning or managing the practice of ophthalmologists, optometrists, opticians, ambulatory or refractive surgery facilities or providing services to such organizations. If, during the one year period following a change in control, Mr. Harrold's duties are materially diminished, his principal place of employment is moved more than 50 miles, or his employment is terminated by us without cause or by non-renewal of the agreement, he shall receive a lump sum payment equal to his annual base salary.

         Lance A. Wilkes, former President and Chief Operating Officer. We entered into an employment agreement with Mr. Wilkes on May 21, 2002 and he terminated his employment with us on October 22, 2004 pursuant to the terms of our employment agreement with him. Mr. Wilkes' employment began on June 10,
2002. Effective January 1, 2004, Mr. Wilkes' annual base salary, excluding the cost of certain perquisites, is $225,000. As provided in the Company's 2003
Incentive Compensation Plan, Mr. Wilkes may receive discretionary bonuses as authorized by the Board of Directors and as determined by the Chief Executive
Officer. Following Board of Director approval, Mr. Wilkes received, pursuant to the Amended and Restated 2002 Stock Incentive Plan, options to purchase up to
600,000 shares of the Company's Common Stock at an exercise price of $0.26 per share; options to purchase up to 200,000 shares of the Company's Common Stock at an exercise price equal to $1.00 per share; and options to purchase up to
200,000 shares of the Company's Common Stock at an exercise price equal to $2.00 per share, all of which options vest at the rate of 25% per year over four years commencing June 27, 2003. If the Company terminates Mr. Wilkes' employment agreement without cause, then he shall receive: (a) a severance payment equal to his base salary for three months from the date of termination, and (b) payment for any benefits which are required to be continued under COBRA during such period as is then mandated by law commencing with the date of termination. In the event of a change in control of the Company, Mr. Wilkes' stock option grant shall become immediately vested. During the term of the agreement and for a period of 18 months after termination, subject to certain exceptions, Mr. Wilkes may not render services directly or indirectly to any organization which is engaged in: (i) the managed eye care business, (ii) the optical buying group business, or (iii) the business of managing, owning or affiliating with the practices of ophthalmologists, optometrists, opticians, ambulatory or refractive surgery facilities or providing services to such facilities; and shall not, without the prior written consent of the Company, render services to any individual or organization which is engaged in researching, marketing or selling any process or service which competes or would compete with a product, process or service of the Company, its subsidiaries and affiliates.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

OPTICARE, P.C. PROFESSIONAL SERVICES AND SUPPORT AGREEMENT

         OptiCare Eye Health Centers, Inc. is party to a Professional Services and Support Agreement, dated December 1, 1995 with OptiCare, P.C., a Connecticut professional corporation. Dr. Yimoyines, the Chairman of the Board and our
former Chief Executive Officer, and a beneficial holder of 18.5% of our outstanding Voting Stock, is the sole stockholder of OptiCare, P.C. Pursuant to that agreement, OptiCare, P.C. employs medical personnel and performs all ophthalmology and optometry services at our facilities in Connecticut. We select and provide the facilities at which the services are performed and the exclusive provider of all administrative and support services for

the facilities for which OptiCare, P.C. provides medical personnel and performs all ophthalmology and optometry services pursuant to this agreement. We bill and receive payment for the services rendered by the medical personnel of OptiCare,
P.C., which totaled approximately $20.0 million in 2004, and OptiCare P.C. pays its physicians compensation for such medical services rendered, which totaled approximately $8.3 million in 2004. These amounts were included in consolidated revenue and expense, respectively, for the year ended December 31, 2004.

         On January 12, 2005, simultaneously with the closing of our sale of our
Distribution Division and the execution and delivery of the employment agreement between OptiCare, P.C. and Dr. Yimoyines, we, together with our wholly-owned subsidiary, OptiCare Eye Health Centers, Inc., entered into Amendment No. 1 to
Professional Services and Support Agreement. The Amendment amends the terms of the Professional Services and Support Agreement to reduce the annual service fee payable by OptiCare P.C. to us by $245,000. Under the Professional Services and
Support Agreement, as amended, if the annual service fee payable by OptiCare
P.C. is below $245,000, we must pay the amount of any shortfall to OptiCare P.C.

         We own all the rights to the "OptiCare" name and, under the terms of the agreement, if the agreement with OptiCare, P.C. is terminated, OptiCare,
P.C. must change its name and discontinue using the OptiCare name. The agreement expired on December 1, 2002, but automatically renews for successive two year terms unless either party terminates the agreement at least 180 days before the next renewal date.

CERTAIN LEASES

         We, through our subsidiaries, were, during 2004, party to certain leases with entities in which present or former officers of ours have ownership interests. All such leases which were in effect during all or part of 2004 are listed below.

    1.   OptiCare Eye Health Centers, Inc. is the tenant under a Lease Agreement dated September 1, 1995 with O.C. Realty Associates Limited
         Partnership, as landlord. The leased premises are located in New
         Milford, Connecticut and are used for the practice of ophthalmology and optometry and incidental activities such as the sale of eyeglasses and corrective lenses. The term of the lease is 15 years. Dr. Yimoyines,
         Chairman of the Board and our former Chief Executive Officer of the
         Company and John Yimoyines, brother of Dr. Yimoyines each owns a 4.11%
         interest in O.C. Realty Associates Limited Partnership. In 2004,
         OptiCare Eye Health Centers, Inc. paid $50,400 under the lease.

    2.   OptiCare Eye Health Centers, Inc. is the tenant under a Lease Agreement dated September 1, 1995 with French's Mill Associates, as landlord. The leased premises are located in Waterbury, CT and are used for the practice of ophthalmology and optometry, an ambulatory surgery center, and incidental activities such as the sale of eyeglasses and corrective lenses. The term of the lease is fifteen years. In addition, OptiCare
         Eye Health Centers, Inc. pays all taxes, assessments, utilities and insurance related to the property being leased. Linda Yimoyines, wife of Dr. Yimoyines, and John Yimoyines each owns a 14.28% interest in
         French's Mill Associates. In 2004, OptiCare Eye Health Centers, Inc.
         paid $816,209 under the lease.

    3.   OptiCare Eye Health Centers, Inc. is the tenant under a Lease dated
         September 30, 1997 with French's Mill Associates II, LLP, as landlord.
         The leased premises are located in Waterbury, CT and are the location of our main headquarters. The term of the lease is fifteen years. Linda
         Yimoyines and John Yimoyines each own a 12.5% interest in French's Mill
         Associates II, LLP. In 2004, OptiCare Eye Health Centers, Inc. paid
         $207,150 under the lease.

    4.   OptiCare Eye Health Centers, Inc. is also the tenant under a second
         Lease Agreement dated September 1, 1995 with French's Mill Associates
         II, L.L.P. as landlord. The leased premises are located in Waterbury,
         CT and are also part of our main headquarters. The term of the lease is fifteen years. In addition, OptiCare Eye Health Centers, Inc. pays all taxes, assessments, utilities and insurance related to the property being leased. Linda Yimoyines and John Yimoyines each own a 12.5%
         interest in French's Mill Associates II, LLP. In 2004, OptiCare Eye
         Health Centers, Inc. paid $58,960 under the lease.

    5.   O.N.B. Associates owns approximately a 25% interest in Cross Street
         Medical Building Partnership, the landlord under a lease dated March 1,
         2001. The leased premises are located in Norwalk, CT and are used for the practice of ophthalmology and optometry and incidental activities such as the sale of eyeglasses and corrective lenses. The term of the lease is five years. Linda Yimoyines and John Yimoyines each own an 11%
         interest in O.N.B. Associates. In 2004, OptiCare Eye Health Centers,
         Inc. paid $129,033 under the lease.

    6.   PrimeVision Health, Inc., as a result of a merger with Cohen Systems,
         Inc. (now known as CC Systems), was a tenant under a Lease Agreement with Stephen Cohen, a former officer of ours, and Bente Jensen, Mr.
         Cohen's wife. We sold the CC Systems, Inc. business to Stephen Cohen on September 10, 2004. The leased premises were located in Largo, FL and were used as the office for CC Systems' operations. The lease term was five years beginning October 1, 1999. In 2004, PrimeVision Health,
         Inc. paid $20,250 under the lease through September.

         One of our subsidiaries remains a guarantor with respect to two leases where the lessee is an entity owned by Drs. Harrold and Barker, two of our former officers. The leased premises are used for the practice of optometry and for the sale of eyeglasses and corrective lenses and expire in 2005. Aggregate annual rent under the leases is $194,392. Each of the guarantees and its underlying lease involved the professional optometry practice locations and retail optical business we owned or operated in the State of North Carolina which were sold to Optometric Eye Care Center, P.A. in August 2002. Although, in
connection with that sale, Optometric Eye Care Center, P.A. assumed from us any obligations we or our subsidiaries or our affiliates may have had as lessee under those leases, Optometric Eye Care Center, P.A. and we were unable to obtain landlord consent to the assignment of our guarantees with respect to the leases.

CONSULTING AGREEMENTS

         In June 2002, we entered into a consulting agreement with Melvin
Meskin, a member of our Board of Directors. The consulting agreement expired on
February 28, 2003 and a new agreement was entered into effective March 1, 2003.
The March 1, 2003 agreement continued through 2004 under the same terms unless either party provides 30 days prior written notice of a desire to terminate. The consulting agreement was terminated on February 28, 2005 by mutual consent of the parties. In 2004, we paid an aggregate of $72,000 to Mr. Meskin in consideration of consulting services under these agreements.

CONVERSION OF LOANS TO SERIES C PREFERRED STOCK

    In January 2002, Linda Yimoyines, wife of Dr. Yimoyines, participated in our
January 2002 capital restructuring by lending us $100,000 on a subordinated basis. On May 12, 2003, Ms. Yimoyines exchanged the entire amount of principal and interest due to her under that loan, totaling approximately $116,000 for
2,902 shares of Series C Preferred Stock.

     Mr. Hoffman, a current director, is also an officer of Palisade Capital
Management, LLC, an affiliate of Palisade Concentrated Equity Partnership, LP, or Palisade. Palisade, a holder of approximately 63% of our Common Stock and which now holds approximately 84% of the voting power of our Voting Stock, also participated in the January 2002 capital restructuring by lending us $13,900,000 on a subordinated basis. On May 12, 2003, Palisade exchanged the entire amount of principal and interest due to them under that loan, totaling an aggregate of approximately $16,135,000, for a total of 403,256 shares of Series C Preferred
Stock. Our director Mr. Bertrand was also an officer of Palisade Capital
Management, LLC until January 2005.
Rider 19

ISSUANCE AND SALE OF SERIES D PREFERRED STOCK

         On January 12, 2005, pursuant to the terms of a Series B Preferred
Stock Purchase Agreement, we sold Palisade Concentrated Equity Partnership,
L.P., for approximately $4.0 million in cash, 252,525 shares of our newly created Series D Preferred Stock, which were initially convertible into
10,101,000 shares of our Common Stock and Linda Yimoyines, for approximately
$0.445 million in cash, 28,093 shares of our Series D Preferred Stock, which were initially convertible into 1,123,720 shares of our Common Stock. Each holder of Series D Preferred Stock is entitled to vote, on an as converted basis, on all matters with the holders of Common Stock and receive dividends equally and ratably with the holders of Common Stock in an amount equal to the dividends such holder would receive if it had converted its Series D Preferred
Stock into Common Stock on the date the dividends are declared.

SALE OF OUR DISTRIBUTION DIVISION

         On January 12, 2005, our wholly-owned subsidiary, OptiCare Acquisition
Corp., entered into an Asset Purchase Agreement with Wise Optical, LLC and
AECC/Pearlman Buying Group, LLC, both entities formed by Dr. Yimoyines, pursuant to which we sold, effective as of December 31, 2004, substantially all of the assets and certain liabilities of our Distribution Division, which consisted of our contact lens distributor, Wise Optical, and our Optical Buying Group, for an
aggregate purchase price of $4,150,000, less a working capital adjustment. The assets disposed of include, but were not limited to, to the extent transferable, all of the inventory, accounts receivable, equipment, leases, contracts, intellectual property, deposits, business records, government approvals, claims and goodwill of the Distribution Division.

          In connection with our sale of the Distribution Division on January
12, 2005, we entered into a Supply Agreement with AECC/Pearlman Buying Group,
LLC and Wise Optical LLC. The Supply Agreement is a four year commitment to purchase, on a non-exclusive basis, $4,200,000 of optical products per year through AECC/Pearlman Buying Group, LLC from certain designated manufacturers and suppliers. This annual commitment includes the purchase of $1,275,000 of contact lenses a year from Wise Optical LLC. Under the Supply Agreement, we are also obligated to pay AECC/Pearlman Buying Group, LLC an annual fee based on the total of all purchases we make under the Supply Agreement. If the Supply
Agreement is terminated because of our default, we must make a buyout payment of between $800,000 and $200,000 depending on when the Supply Agreement is terminated.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Deloitte & Touche LLP has served as our independent accountants since
August 1999. Deloitte & Touche audited our financial statements for the fiscal year ended December 31, 2004.

AUDIT AND NON-AUDIT FEES

         The following table presents fees for professional audit services rendered by Deloitte & Touche LLP for the audit of our consolidated financial statements for the years ended December 31, 2004, and December 31, 2003, and fees billed for other services rendered by Deloitte & Touche LLP during those periods:

                                              2004                   2003
                                        -----------------      -----------------
       Audit fees                              $ 430,000              $ 401,200
       Audit-related fees                        220,300                120,400
       Tax fees                                   48,400                 55,800
                                        -----------------      -----------------
       Total                                   $ 698,700              $ 577,400
                                        =================      =================

         Audit Fees. Consists of fees we paid Deloitte & Touche LLP for professional services for the audit of our consolidated financial statements included in our Annual Report on Form 10-K and review of financial statements included in our Quarterly Reports on Form 10-Q, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

         Audit-related fees. Represents fees billed by Deloitte & Touche LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and primarily represent services provided in connection with the restatement of the financial statements in 2004.
In 2003, the services provided relate to our acquisition of Wise Optical. In addition, 2004 included fees paid to UHY LLP of $70,300 in connection with
Sarbanes-Oxley implementation and the audit of our 401(k) retirement plan.

         Tax fees. Represents fees billed by UHY LLP for tax compliance and related services.

         All other fees. For the fiscal years ended December 31, 2004 and 2003, there were no services provided by Deloitte & Touche LLP or UHY LLP in this category.

         The Audit Committee has considered whether the provision of non-audit services by Deloitte & Touche LLP is compatible with maintaining their independence and has concluded that it is.

         The Audit Committee approves in advance all audit and permissible non-audit services (including the fees and terms thereof) to be provided to us and our subsidiaries by our independent accountants, subject to the de minimus exceptions for non-audit services under the Securities Exchange Act of 1934.

                                     PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(c)    Exhibits

The following exhibits are filed herewith:

  EXHIBIT NUMBER      DESCRIPTION
-----------------   --------------

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

May 2, 2005                                   OPTICARE HEALTH SYSTEMS, INC.

                                              By: /s/ Christopher J. Walls
                                                  ------------------------------
                                                  Christopher J. Walls
                                                  Chief Executive Officer,
                                                  President and General Counsel

                                  EXHIBIT INDEX

31.1      Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2      Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

