Form 10-Q
period 2005-03-31
OPTICARE HEALTH SYSTEMS INC
filed 2005-05-16
CIK 311046

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

               For the transition period from _________to_________

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

[ ] Yes   [X] No

     The number of shares outstanding of the registrant's Common Stock, par value $.001 per share, at April 30, 2005 was 30,664,991 shares.

                               INDEX TO FORM 10-Q

                                                                                 Page No.
                                                                                 --------

PART I. FINANCIAL INFORMATION

    Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets at March 31, 2005 and
                    December 31, 2004, (unaudited)                                  3

               Condensed Consolidated Statements of Operations for the three
                  months ended March 31, 2005 and 2004, (unaudited)                 4

               Condensed Consolidated Statements of Cash Flows for the three
                  months ended March 31, 2005 and 2004, (unaudited)                 5

               Notes to Condensed Consolidated Financial Statements                 6

    Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                              13

    Item 3.  Quantitative and Qualitative Disclosures about Market Risk            21

    Item 4.  Controls and Procedures                                               21

PART II. OTHER INFORMATION

    Item 1.  Legal Proceedings                                                     22

    Item 6.  Exhibits                                                              22

SIGNATURE                                                                          23

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                              MARCH 31,           DECEMBER 31,
                                                                2005                 2004
                                                          -----------------    -----------------

ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                       $ 2,691              $ 2,228
   Accounts receivable, net                                          2,002                2,164
   Inventory                                                         1,823                1,851
   Assets held for sale                                                  -                7,894
   Other current assets                                              1,007                  681
                                                          -----------------    -----------------
       TOTAL CURRENT ASSETS                                          7,523               14,818
                                                          -----------------    -----------------

Property and equipment, net                                          2,449                2,628
Goodwill, net                                                       16,738               16,663
Intangible assets, net                                               1,041                1,068
Assets held for sale, non-current                                        -                1,150
Other assets                                                         3,306                3,487
                                                          -----------------    -----------------
TOTAL ASSETS                                                       $31,057             $ 39,814
                                                          =================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                $ 1,372              $ 2,727
   Accrued expenses                                                  6,322                6,514
   Current portion of long-term debt                                 1,669                  332
   Current portion of capital lease obligations                         54                   11
   Liabilities of held for sale business                                 -                5,683
   Other current liabilities                                         1,168                1,119
                                                          -----------------    -----------------
        TOTAL CURRENT LIABILITIES                                   10,585               16,386
                                                          -----------------    -----------------

Long-term debt, less current portion                                 2,235               10,024
Capital lease obligations, less current portion                        111                   19
Other liabilities                                                    1,422                1,476
                                                          -----------------    -----------------
       TOTAL NON-CURRENT LIABILITIES                                 3,768               11,519
                                                          -----------------    -----------------

Series B 12.5% mandatorily redeemable, convertible
   preferred stock--related party                                    6,533                6,344

STOCKHOLDERS' EQUITY:
Series C & D preferred stock--related party                              1                    1
Common stock                                                            31                   31
Additional paid-in-capital                                          83,447               79,192
Accumulated deficit                                                (73,308)             (73,659)
                                                          -----------------    -----------------
         TOTAL STOCKHOLDERS' EQUITY                                 10,171                5,565
                                                          -----------------    -----------------
TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                                          $ 31,057             $ 39,814
                                                          =================    =================

            See notes to condensed consolidated financial statements.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                        THREE MONTHS
                                                       ENDED MARCH 31,
                                              ----------------------------------
                                                   2005               2004
                                              ---------------     --------------
NET REVENUES:
  Managed vision                                     $ 6,380            $ 6,051
  Product sales                                        2,984              3,007
  Other services                                       4,680              4,964
  Other income                                           318                620
                                              ---------------     --------------
   Total net revenues                                 14,362             14,642
                                              ---------------     --------------
OPERATING EXPENSES:
   Medical claims expense                              4,669              4,644
   Cost of product sales                                 979              1,075
   Cost of services                                    1,718              2,064
   Selling, general and administrative                 6,144              6,149
   Depreciation                                          242                211
   Amortization                                           27                 27
   Interest                                              207                317
                                              ---------------     --------------
        Total operating expenses                      13,986             14,487
                                              ---------------     --------------
Income from continuing operations
  before income tax                                      376                155
Income tax expense                                        25                  6
                                              ---------------     --------------
Income from continuing operations                        351                149
Discontinued operations:
   Loss from discontinued operations                       -             (1,113)
   Income tax benefit                                      -                  -
                                              ---------------     --------------
   Loss from discontinued operations                       -             (1,113)
                                              ---------------     --------------
Net income (loss)                                        351               (964)
Preferred stock dividends                               (189)              (174)
                                              ---------------     --------------
Net income (loss) available to
  common stockholders                                  $ 162            $(1,138)
                                              ===============     ==============
EARNINGS (LOSS) PER SHARE:
Earnings Per Share - Basic:
    Income from continuing operations                 $ 0.00            $  0.00
    Discontinued operations                           $ 0.00            $ (0.04)
    Net income (loss) per common share                $ 0.00            $ (0.04)

Earnings Per Share - Diluted:
    Income from continuing operations                 $ 0.00            $  0.00
    Discontinued operations                           $ 0.00            $ (0.04)
    Net income (loss) per common share                $ 0.00            $ (0.04)

            See notes to condensed consolidated financial statements.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                               FOR THE THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                            ----------------------------------
                                                                                  2005               2004
                                                                            ---------------     --------------

OPERATING ACTIVITIES:
   Net income (loss)                                                                 $ 351            $  (964)
   Loss on discontinued operations                                                       -              1,113
                                                                            ---------------     --------------
   Income from continuing operations                                                   351                149
   Adjustments to reconcile net income (loss) to net cash
        (used in) provided by operating activities:
    Depreciation                                                                       242                211
    Amortization                                                                        27                 27
    Non-cash interest expense                                                           35                 39
    Non-cash gain on contract settlements                                              (29)                 -
    Changes in operating assets and liabilities:
       Accounts receivable                                                             162               (273)
       Inventory                                                                        28                 37
       Other assets                                                                   (187)              (280)
       Accounts payable and accrued expenses                                        (1,554)             1,674
       Other liabilities                                                              (224)               130
       Cash provided by discontinued operations                                          -                552
                                                                            ---------------     --------------
Net cash (used in) provided by operating activities                                 (1,149)             2,266
                                                                            ---------------     --------------

INVESTING ACTIVITIES:
    Cash received on notes receivable                                                   27                 46
    Purchase of fixed assets                                                           (63)               (17)
    Investments in acquisition                                                         (75)                 -
    Net proceeds from the sale of discontinued operations                            3,361                  -
    Net cash received due to buyer of discontinued operations                          219                  -
                                                                            ---------------     --------------
Net cash provided by investing activities                                            3,469                 29
                                                                            ---------------     --------------

FINANCING ACTIVITIES:
    Net decrease in revolving credit facility                                       (6,200)            (1,920)
    Principal payments on long-term debt                                              (125)              (119)
    Principal payments on capital lease obligations                                     (3)                (1)
    Payment of financing costs                                                         (13)                 -
    Proceeds from issuance of Series D preferred stock                               4,445                  -
    Equipment financing                                                                 24                  -
    Payment of bank financing fees                                                     (13)               (25)
    Proceeds from issuance of common stock                                              28                  -
                                                                            ---------------     --------------
Net cash used in financing activities                                               (1,857)            (2,065)
                                                                            ---------------     --------------

Increase in cash and cash equivalents                                                  463                230
Cash and cash equivalents at beginning of period                                     2,228              1,695
                                                                            ---------------     --------------
Cash and cash equivalents at end of period                                         $ 2,691            $ 1,925
                                                                            ===============     ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                                               $ 213              $ 286
Cash paid for income taxes                                                            $ 47               $ 38

            See notes to condensed consolidated financial statements.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (Amounts in thousands, except share data)
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements of OptiCare
Health Systems, Inc., a Delaware corporation, and its subsidiaries (collectively the "Company") for the three months ended March 31, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the
United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of
1934, as amended, and are unaudited. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the condensed consolidated financial statements have been included. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of
December 31, 2004 was derived from the Company's audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

     In September 2004, the Company sold its Technology business, CC Systems,
Inc. and in January 2005, sold its Distribution business which was comprised of
Wise Optical and the Buying Group. The effective date of the Distribution transaction was December 31, 2004. In accordance with Statement of Financial
Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal
of Long-Lived Assets," both sales were accounted for as discontinued operations.
Amounts in the financial statements and related notes for the 2004 period have been reclassified to reflect treatment of these businesses as held for sale.

2.   MANAGEMENT'S PLAN

     The Company incurred operating losses in 2004 due primarily to significant operating losses at Wise Optical. In January 2005, the Company sold its
Distribution business which included the Wise Optical operation. In September
2004, the Company also sold its Technology business, CC Systems, Inc. The sale of these operations generated cash proceeds and reduced demands on working capital and corporate personnel. In addition, in January 2005, the Company sold
280,618 shares of newly created Series D preferred stock for an aggregate price of $4,445.

     In addition, in 2003 the Managed Vision segment began shifting away from the lower margin and long sales cycle of our third party administrator ("TPA")
style business to the higher margin and shortened sales cycle of a direct-to-employer business. This new direct-to-employer business also removes some of the volatility that is often experienced in our TPA-based revenues. The
Company believes that it now has the sales force and infrastructure necessary to expand our direct-to-employer business and expects increased profitability as a result of this product shift that has lead to new contracts and improved gross margins. The Company experienced significant improvements in revenue and profitability in the Consumer Vision segment from 2003 to 2004, largely from growth in existing store sales and enhanced margins as a result of sales incentives, which we expect to continue. The Company has also continued to settle outstanding litigation with positive results through April 2005.

     The Company believes the combination of these initiatives executed in the operating segments will continue to improve the Company's liquidity and should ensure compliance with covenants in the loan agreement with CapitalSource
Finance LLC ("CapitalSource") in the future.

3.   NEW ACCOUNTING PRONOUNCEMENTS

     In March 2004, the Financial Accounting Standards Board ("FASB") approved
Emerging Issues Task Force ("EITF") Issue 03-6 "Participating Securities and the
Two-Class Method under SFAS 128." EITF 03-6 supersedes the guidance in Topic No,
D-95, "Effect of Participating Convertible Securities on the Computation of
Basic Earnings per Share," and requires the use of the two-class method of participating securities. The two-class method

is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared
(or accumulated) and participation rights in undistributed earnings. In addition, EITF 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity's common stock, with the exception of stock-based compensation (unvested options and restricted stock) subject to the provisions of Accounting Principles Board
("APB") Opinion No. 25 "Accounting for Stock Issued to Employees" ("Opinion 25")
and FASB's Statement 123R "Share-Based Payments" ("Statement 123R"), EITF 03-6
is effective for the reporting periods beginning after March 31, 2004 and should be applied by restating previously reported earnings per share. The adoption of
EITF 03-6 did not have a material impact on the Company's condensed consolidated financial statements.

     In December 2004, the FASB issued Statement 123R. Statement 123R eliminates the option to apply the intrinsic value measurement provisions of Opinion 25.
Rather the Statement 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, the requisite period (usually the vesting period). Statement 123R will also require companies to measure the cost of employee services received in exchange for Employee Stock Purchase Plan ("ESPP") awards and the Company will be required to expense the grant date fair value of the Company's ESPP awards.
Statement 123R will be effective for the Company's fiscal quarter beginning July
1, 2005. Based on the number of stock options outstanding as of December 31,
2004, the effect of the adoption of Statement 123R would be to increase annual compensation expense by approximately $0.2 million commencing in the Company's fiscal quarter beginning July 1, 2005. Based on Securities and Exchange
Commission Release 2005-57, we have elected to defer the adoption of Statement
123R until January 1, 2006. As a result, the Company will not incur any compensation expense in 2005 related to stock options.

4.   STOCK BASED COMPENSATION

     The Company accounts for its stock-based compensation plans under Opinion
25, and related interpretations in accounting for the stock options granted to its employees and directors. Accordingly, employee and director compensation expense is recognized only for those options whose price is less than fair market value at the measurement date.

     SFAS No. 123 "Accounting for Stock-Based Compensation, as amended by SFAS
No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure" an
amendment of Statement of Financial Accounting Standards No. 123" requires that companies which do not elect to account for stock-based compensation as prescribed by this statement, disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted. If the Company applied the recognition provisions of SFAS No. 123, the Company's reported net income
(loss) and earnings (loss) per share available to common stockholders, using the
Black-Scholes option pricing model, would have been adjusted to the pro forma amounts indicated below.

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              ----------------------------
                                                                 2005             2004
                                                              -----------      -----------

Net income (loss) available to common stockholders, as
  reported                                                         $ 162         $(1,138)
Less: Total stock-based employee compensation expense,
      net of related tax effects, determined under the fair
      value method for all awards                                    (36)            (23)
                                                              -----------      -----------
Pro forma net income (loss)                                        $ 126         $(1,161)
                                                              ===========      ===========

Earnings (loss) per share - Basic:
    As reported                                                   $ 0.00         $ (0.04)
    Pro forma                                                     $ 0.00         $ (0.04)

Earnings (loss) per share - Diluted:
    As reported                                                   $ 0.00         $ (0.04)
    Pro forma                                                     $ 0.00         $ (0.04)

5.   DISCONTINUED OPERATIONS

     In May 2004, the Company's Board of Directors approved management's plan to exit the technology business, which was comprised of CC Systems, Inc. (formerly reported in the Company's Distribution and Technology segment). The Company completed the sale of the net assets of CC Systems, Inc. on September 10, 2004.
In accordance with SFAS No. 144 the disposal of CC Systems, Inc. is accounted for as a discontinued operation. In connection with the sale, the Company received $700 in cash. Additional consideration provided by the buyer included the surrender of 82,500 shares of the Company's common stock which had a fair market value of approximately $21 and the forgiveness of an unsecured promissory note payable by the Company which had an outstanding balance of $71 at the time of the sale. In the third quarter of 2004, the Company recorded a $1,005 loss on the disposal of discontinued operations based on the fair value of the net assets held for sale. The results of operations of CC Systems, Inc. are included in the condensed consolidated financial statements as part of discontinued
operations for the period ended March 31, 2004.

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
These losses were largely attributable to significant expenses incurred by Wise
Optical, including integration costs (primarily severance and stay bonuses and legal and professional fees), weakness in gross margins and an operating structure built to support a higher sales volume. In September 2003, the Company began implementing strategies and operational changes designed to improve the operations of Wise Optical. These efforts included developing the sales force, improving customer service, enhancing productivity, eliminating positions and streamlining the Company's warehouse and distribution processes. The Company believed these changes would lead to increased sales, improved gross margins and reduced operating costs. Wise Optical continued to experience substantial operating losses in 2004 despite the strategies and operating changes that were implemented.

     In December 2004, the Company's Board of Directors approved management's plan to exit the Distribution business, which was comprised of Wise Optical and the Buying Group, (formerly reported in the Company's Distribution segment) and to dispose of the Company's Distribution business. The Company completed the sale of the net assets of the Distribution business on January 12, 2005 to entities formed by the Company's Chairman and former Chief Executive Officer.
The effective date of the transaction was December 31, 2004. In accordance with
SFAS No. 144 the disposal of the Distribution business is accounted for as a discontinued operation. The aggregate gross consideration from the sale was
$4,150, less a working capital adjustment of $575 and estimated closing costs and other direct costs of $349. The Company recorded a $3,400 loss on the disposal of discontinued operations based on the fair value of the net assets held for sale. The results of operations of Wise Optical are included in the condensed consolidated financial statements as part of discontinued operations for the period ended March 31, 2004.

     In connection with the sale of the Distribution business, the Company entered into a supply agreement with the buyers of the Distribution business.
The supply agreement is a four year commitment to purchase, on a non-exclusive basis, $4,200 of optical products per year from certain designated manufacturers and suppliers. This annual commitment includes the purchase of $1,275 of contact lenses a year. In addition, the Company is also obligated to pay an annual fee based on the total of all purchases it makes under the supply agreement. The supply agreement also contains certain buyout provisions depending on when the supply agreement is terminated. During the first quarter ended March 31, 2005, the Company had approximately $900 in product purchases related to this supply agreement.

     Also in connection with the sale of the Distribution business, the lease obligation on the facility occupied by Wise Optical and located in Yonkers, New
York will remain with the Company. The lease term on the facility expires in
June 2011. The Company estimated its potential exposure on the lease to be
$1,300 at December 31, 2004 and recorded a provision for this amount which was included in the loss on disposal of discontinued operations for the year ended
December 31, 2004. During the first quarter ended March 31, 2005, we incurred
$62 of rent payments related to this lease reducing our provision balance to
$1,238 at March 31, 2005.

     Operating results of the discontinued operations for the three months ended
March 31, 2004 are as follows:

External revenue                                                   $ 15,571
                                                              ==============
Intercompany revenue                                               $  1,449
                                                              ==============
Loss from discontinued operations before tax                       $ (1,113)
Income tax expense                                                       -
                                                              --------------
Loss from discontinued operations                                    (1,113)
                                                              ==============
Loss per share from discontinued operations                        $  (0.04)
                                                              ==============

6.   INTANGIBLE ASSETS

     Intangible assets subject to amortization are comprised of a service agreement and non-compete agreements. The fifteen year service agreement has a gross carrying amount of $1,658 and accumulated amortization of $617 and $590 at
March 31, 2005 and December 31, 2004, respectively. The non-compete agreements, which had a gross carrying amount of $265, were fully amortized at March 31,
2005 and December 31, 2004. Amortization expense for the three months ended
March 31, 2005 and 2004 was $27 and $27, respectively. Annual amortization expense is expected to be $111 in each of the years 2005 through 2008.

7.   DEBT

     The loan agreement with CapitalSource requires the Company to maintain a lock-box arrangement with its banks whereby amounts received into the lock-boxes are applied to reduce the revolving credit note outstanding. The agreement also contained certain subjective acceleration clauses in the event of a material adverse event. EITF Issue 95-22 "Balance Sheet Classification of Borrowings
Outstanding under Revolving Credit Agreements That Include both a Subjective
Acceleration Clause and a Lock-Box Arrangement" required the Company to classify outstanding borrowings under the revolving credit note as current liabilities.

     On August 27, 2004, the Company amended its loan agreement with
CapitalSource to eliminate the lender's ability to declare a default based upon subjective criteria as described in EITF 95-22. Palisade Concentrated Equity
Partnership, L.P. ("Palisade"), provided a $1,000 guarantee against the loan balance due to CapitalSource related to this amendment. As a result of this amendment, the Company has classified the loan balance related to the revolving credit facility as long-term at March 31, 2005 and December 31, 2004.

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
We paid CapitalSource $12,500 in financing fees in connection with this amendment.

     The Company had standby letters of credit outstanding at March 31, 2005 and
December 31, 2004 of $1,100. There were no draw downs against these standby letters of credit in 2005 or 2004. The letters of credit outstanding at March
31, 2005 and December 31, 2004 were secured by restricted certificates of deposit and security deposits.

8.   SEGMENT INFORMATION

     During the third quarter of 2004, the Company sold its Technology business,
CC Systems, Inc., and on January 12, 2005 sold its Distribution business, which was comprised of Wise Optical and the Buying Group with an effective date of
December 31, 2004. As a result of selling these businesses, the Company has the following two reportable operating segments: (1) Managed Vision and (2) Consumer
Vision. These operating segments are managed separately, offer separate and distinct products and services and serve different customers and markets, although there is some cross-marketing and selling between the segments.
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

     In addition to its reportable operating segments, the Company's "Other"
category includes other non-core operations and transactions, which do not meet the quantitative thresholds for a reportable segment. Included in the "Other"
category is revenue earned under the Company's health service organization
("HSO") operation, which receives fee income for providing certain support services to individual ophthalmology and optometry practices. While the Company continues to meet its contractual obligations by providing the requisite services under its HSO agreements, the Company is in the process of disengaging from a number of these arrangements.

     Management assesses the performance of the Company's segments based on income before income taxes, interest expense, depreciation and amortization, and other corporate overhead. Summarized financial information, by segment, for the three months ended March 31, 2005 and 2004 is as follows:

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                  ----------------------------
                                                      2005            2004
                                                  ------------     -----------
REVENUES:
     Managed vision                                  $ 6,380         $ 6,051
     Consumer vision                                   7,920           8,154
                                                  ------------     -----------
        Reportable segment totals                     14,300          14,205
     Other                                               324             633
     Elimination of inter-segment revenues              (262)           (196)
                                                  ------------     -----------
     Total net revenue                              $ 14,362        $ 14,642
                                                  ============     ===========

SEGMENT INCOME:
     Managed vision                                   $  404          $  166
     Consumer vision                                     892             931
                                                  ------------     -----------
     Total reportable segment income                   1,296           1,097
        Other                                            249             424
        Depreciation                                    (242)           (211)
        Amortization expense                             (27)            (27)
        Interest expense                                (207)           (317)
        Corporate                                       (693)           (811)
                                                  ------------     -----------
    Income from continuing operations before
         income taxes                                 $  376           $ 155
                                                  ============     ===========

9.   EARNINGS (LOSS) PER COMMON SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                           ---------------------------------
                                                                2005               2004
                                                           ---------------    --------------

BASIC EARNINGS (LOSS) PER SHARE:
  Income from continuing operations                                 $ 351            $  149
  Preferred stock dividends                                          (189)             (174)
                                                           ---------------    --------------
  Income (loss) from continuing operations applicable to              162               (25)
    Common Stockholders
  Discontinued operations                                               -            (1,113)
                                                           ---------------    --------------
  Net income (loss) applicable to Common Stockholders               $ 162          $ (1,138)
                                                           ===============    ==============

  Weighted average common shares outstanding - basic           30,618,562        30,388,891
  Effect of dilutive securities:
      Options                                                   1,054,492                 *
      Warrants                                                    115,348                 *
      Preferred Stock                                          76,846,234                 *
                                                           ---------------    --------------
  Weighted average common shares - diluted                    108,634,636        30,388,891
                                                           ===============    ==============

Earnings Per Share - Basic:
   Income from continuing operations                               $ 0.00           $  0.00
   Discontinued operations                                         $ 0.00           $ (0.04)
                                                           ---------------    --------------
   Net income (loss) per common share                              $ 0.00           $ (0.04)
                                                           ===============    ==============

Earnings Per Share - Diluted:
   Income from continuing operations                               $ 0.00           $  0.00
   Discontinued operations                                         $ 0.00           $ (0.04)
                                                           ---------------    --------------
   Net income (loss) per common share                              $ 0.00           $ (0.04)
                                                           ===============    ==============

*    Anti-dilutive

     The following table reflects the potential common shares of the Company for the three months ended March 31, 2005 and 2004 that are not included in the dilutive securities for purposes of computing weighted average common shares -
diluted. The amounts reflected for the three months ended March 31, 2004 have been excluded from the calculation of diluted earnings per share due to anti-dilution.

                                            THREE MONTHS ENDED
                                                 MARCH 31,
                                     ----------------------------------
                                          2005                2004
                                     ---------------     --------------
Options                                   4,524,951          6,160,289
Warrants                                  3,159,652          3,125,000
Convertible Preferred Stock                       -         61,801,304
                                     ---------------     --------------
                                          7,684,603         71,086,593
                                     ===============     ==============

10.  MERGER PROPOSAL

     On April 8, 2005, the Company announced that Refac, an affiliated company, has expressed interest in exploring an acquisition of the Company in a stock transaction and that the Company and Refac have entered into discussions regarding same. Refac also announced that it has entered into acquisition discussions with U.S. Vision, Inc., another affiliated company, which is privately-held and operates the 6th largest retail optical chain in the United
States.

     The Company, Refac and U.S. Vision are all controlled by Palisade which beneficially owns approximately 89% of the Company's outstanding common stock
(on a fully diluted basis), 90% of Refac's outstanding common stock and 88% of
U.S. Vision's outstanding common stock.

     Refac was incorporated in 1952 and for most of its history, was engaged in intellectual property licensing activities. During the period from 1997 to 2002, it was also engaged in the business of product development and graphic design and had invested these creative resources, together with its licensing skills, in certain product development ventures. In March 2002, Refac announced plans to reposition itself for sale or liquidation and by the end of 2002, it had disposed of all of its operating segments with the exception of its licensing business and it has limited the operations of that segment to managing certain existing license agreements and related contracts. On February 28, 2003, Refac completed a merger with a wholly-owned subsidiary of Palisade pursuant to which
Palisade acquired control of Refac and, in May 2003, Palisade increased its ownership to approximately 90% through an additional cash investment of $17,000.
Palisade had indicated that it intended to use Refac as a vehicle for making acquisitions and the purpose of the stock purchase transaction was to provide
Refac with additional capital for making these acquisitions. As of December 31,
2004, Refac reported a net worth of $31,197 with approximately $29,000 available for acquisitions.

     U.S. Vision, a privately held company, is a leading store-within-a-store retailer of optical products and services with net revenues of approximately
$128,000 during its most recent fiscal year. It operates 518 locations in 47 states and Canada, consisting of 506 licensed departments and 12 freestanding stores.

11.  CONTINGENCIES

     The Company is both a plaintiff and defendant in lawsuits incidental to its current and former operations. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at March 31, 2005 cannot be ascertained. Management is of the opinion that, after taking into account the merits of defenses and established reserves, the ultimate resolution of these matters will not have a material adverse impact on the Company's consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

     The following discussion may be understood more fully by reference to our consolidated financial statements, notes to the consolidated financial statements, and management's discussion and analysis contained in our Annual
Report on Form 10-K for the year ended December 31, 2004, as filed with the
Securities and Exchange Commission.

OVERVIEW

     We are an integrated eye care services company focused on vision benefits management (managed vision) and retail optical sales and eye care services to patients (consumer vision).

     Throughout 2004, we implemented cost cutting measures and programs designed to increase sales and product margins at our contact lens distributor, Wise
Optical. However, we were unable to increase sales or improve product margins and operating income at Wise Optical, which negatively impacted our results of operations in 2004. As a result of the continued troubles at Wise Optical, on
January 12, 2005, our wholly-owned subsidiary, OptiCare Acquisition Corp., entered into an Asset Purchase Agreement with Wise Optical, LLC and
AECC/Pearlman Buying Group, LLC, both entities formed by Dean J. Yimoyines,
M.D., our former Chief Executive Officer, current President and Chief Executive
Officer of our medical affiliate, OptiCare P.C., and our current Chairman, pursuant to which we sold, effective as of December 31, 2004, substantially all of the assets and certain liabilities of our Distribution division, which consisted of Wise Optical, and our Optical Buying Group, for an aggregate purchase price of approximately $4.2 million less a working capital adjustment of $0.6 million and estimated closing costs and other direct costs of $0.3 million.

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

     We have financed our operations and certain acquisitions through a term loan and revolving credit facility with Capital Source Finance, LLC (Capital
Source), portions of which our majority stockholder, Palisade Concentrated
Partnership, L.L.C. (Palisade), has guaranteed. In connection with the sale of certain assets of our Distribution division on January 12, 2005, we amended the terms of our revolving credit facility with CapitalSource to reduce the tangible net worth covenant for December 2004 and January 2005 from ($3,000,000) to
($6,500,000). Without this Amendment, we would have been in violation of the tangible net worth covenant at December 31, 2004. Pursuant to the terms of the revolving credit facility, as amended, we must maintain a tangible net worth of at least ($3,000,000) after February 1, 2005. Management believes it will comply with its future financial covenants, however, if operating losses continue and we fail to comply with financial covenants in the future or otherwise default on our debt, our creditors could foreclose on our assets.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31,
2004

     Managed Vision revenue. Managed Vision revenue represents fees received under our managed care contracts. Managed Vision revenue increased to approximately $6.4 million for the three months ended March 31, 2005 compared to approximately $6.1 million for the three months ended March 31, 2004, an increase of approximately $0.3 million or 4.9%. The increase in Managed Vision revenue relates primarily to $0.8 million in sales from new contracts entered into in the latter half of 2004. These new contract sales were partially offset by approximately $0.5 million in lower revenues related to membership declines experienced by two of our larger customers.

     Product sales revenue. Product sales primarily include the sale of optical products through our Consumer Vision segment. Product sales revenue remained relatively flat at approximately $3.0 million for the three months ended March
31, 2005 and March 31, 2004.

     Other services revenue. Other services revenue includes revenue earned from providing eye care services in our Consumer Vision segment and HSO services.
Other services revenue decreased to approximately $4.7 million for the three months ended March 31, 2005 compared to approximately $5.0 million for the three months ended March 31, 2004, a decrease of approximately $0.3 million or 6.0%.
This decrease is primarily due to decreased services volume in the medical, optometry and surgical areas attributable to decline in the number of patients seen in the first quarter 2005 as compared to 2004. We expect services revenue to remain at these levels or increase slightly in the future.

     Other income. Other income represents non-recurring settlements on HSO contracts. Other income for the three months ended March 31, 2005 was approximately $0.3 million compared to approximately $0.6 million for the three months ended March 31, 2004, representing a decrease of approximately $0.3 million or 50.0%, which resulted from a decrease in the number of settlements in the current quarter.

     Medical claims expense. Medical claims expense remained relatively constant at approximately $4.7 million for the three months ended March 31, 2005 and
March 31, 2004. The medical claims expense loss ratio (MLR) representing medical claims expense as a percentage of Managed Vision revenue decreased to 73.2% for the three months ended March 31, 2005 from 76.8% for the three months ended
March 31, 2004. The favorable change in MLR is a result of changes to existing contracts and the performance of new contracts entered into 2004. We expect claims expense to increase in the future as we enter into additional direct-to-employer contracts.

     Cost of product sales. Cost of product sales decreased to approximately
$1.0 million for the three months ended March 31, 2005 compared to approximately
$1.1 million for the three months ended March 31, 2004, a decrease of approximately $0.1 million or 9.1%. This decrease is primarily due to a decrease in product costs associated with our Consumer Vision division.

     Cost of services. Cost of services decreased to approximately $1.7 million for the three months ended March 31, 2005 compared to approximately $2.1 million for the three months ended March 31, 2004, a decrease of approximately $0.4 million or 19.0%. This decrease is primarily due to the decrease in services volume in the Consumer Vision area.

     Selling, general and administrative expenses. Selling, general and administrative expenses remained relatively constant at approximately $6.1 million for the three months ended March 31, 2005 and March 31, 2004.

     Interest expense. Interest expense decreased to approximately $0.2 million for the three months ended March 31, 2005 from approximately $0.3 million for the three months ended March 31, 2004, a decrease of approximately $0.1 million or 33.3%. This decrease in interest expense is primarily due to a decrease in the average outstanding debt balance resulting from our $6.3 million debt pay down in January 2005. Cash proceeds received from the sale of the Distribution business and the issuance of the Series D preferred stock were used for the debt pay down.

     Income tax expense. Income tax expense recorded for the three months ended
March 31, 2005 primarily represents minimum state tax expense.

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Management bases its estimates and judgments on historical experience, current economic and industry conditions and on various other facts that are believed to be reasonable under the circumstances. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions. The accounting policies and judgments, estimates and assumptions are described in greater detail in the
Company's Annual Report on Form 10-K in the "Critical Accounting Policies and
Estimates" of Managements Discussion and Analysis and in Note 3 to the
Consolidated Financial Statements for the year ended December 31, 2004.

     Management believes critical accounting estimates are used in determining the adequacy of the allowance for doubtful accounts, insurance disallowances, managed care claims accrual, valuation allowance for deferred tax assets and in evaluating goodwill and intangibles for impairment.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

     Our primary sources of liquidity have been cash flows generated from operations in our Managed Vision and Consumer Vision segments, other income from litigation settlements and borrowings under our term loan and revolving credit facility with CapitalSource. We have continued to settle outstanding litigation with positive results through April 2005.

     As of March 31, 2005, we had cash and cash equivalents of approximately
$2.7 million and additional availability under our revolving credit facility with CapitalSource of approximately $1.6 million. The additional availability is primarily attributable to the over advance of $1.4 million provided with the
August 27, 2004 amendment to the credit facility.

     As a result of the restatement of our condensed consolidated financial statements for the three months ended March 31, 2004, we were not in compliance with the minimum fixed charge ratio covenant under our term loan and revolving credit facility with CapitalSource as of March 31, 2004. In addition, we were not in compliance with this covenant as of April 30 or May 31 2004. As discussed below, we amended our term loan and revolving credit facility with CapitalSource on August 16, 2004 and received a waiver from CapitalSource for any non-compliance with this covenant as of March 31, 2004, April 30, 2004, May 31,
2004 and June 30, 2004.

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
We paid CapitalSource $12,500 in financing fees in connection with this amendment. We were in compliance with all of our covenants as of January 31,
2005, February 28, 2005 and March 31, 2005.

     The following table sets forth a quarter-over-quarter comparison of the components of our liquidity and capital resources for the quarters ended March
31, 2005 and 2004:

                                                   In millions)

                                          2005          2004       CHANGE
                                          ----          ----       ------
Cash and cash equivalents                $ 2.7         $ 1.9        $ 0.8

Cash provided by (used in):
    Operating activities                  (1.1)          2.3         (3.4)
     Investing activities                  3.5             -          3.5
     Financing activities                 (1.9)         (2.1)         0.2

     Net cash used in operating activities was approximately $1.1 million for the three months ended March 31, 2005 compared to approximately $2.3 million of net cash generated from operations for the three months ended March 31, 2004, a decrease of approximately $3.4 million. The net cash used in operating activities during the first quarter of 2005 resulted primarily from the settlement of accounts payable, offset in part by net income of approximately
$0.4 million. The cash provided by operating activities in the first quarter of
2004 was primarily due to an increase in accounts payable and accrued expenses of approximately $1.7 million and to cash generated by discontinued operations of approximately $0.6 million.

     Net cash provided by investing activities was approximately $3.5 million for the three months ended March 31, 2005 and was primarily attributable to approximately $3.4 million in proceeds received related to the sale of the
Distribution business in January 2005. There were no significant sources or uses of cash related to investing activities for the three months ended March 31,
2004.

     Net cash used in financing activities was approximately $1.9 million for the three months ended March 31, 2005 compared to approximately $2.1 million of net cash used in financing activities for the three months ended March 31, 2004.
Net cash used in financing activities in 2005 of $1.9 million resulted primarily from approximately $6.3 million in debt repayments under our revolving credit facility and term loan with Capital Source, offset in part by cash proceeds received of approximately $4.4 million from the issuance of Series D preferred stock. The debt repayments of $6.3 million were made in part with cash proceeds received from the sale of the Distribution business and from the issuance of the
Series D preferred stock. Net cash used in financing activities in 2004 was primarily attributable to approximately $2.0 million in debt repayments under our revolving credit facility and term loan with Capital Source.

     We incurred operating losses in 2004 due primarily to substantial operating losses at Wise Optical. In January 2005, we sold our Distribution business including the Wise Optical operation. In September 2004, we sold our Technology business, CC Systems, Inc. The sale of these operations generated cash proceeds and reduced demands on working capital and corporate personnel. In addition, in
January 2005, we sold 280,618 shares of newly created Series D preferred stock, which is convertible into our common stock, for an aggregate price of approximately $4.4 million.

     In addition, in 2003 the Managed Vision segment began shifting away from the lower margin and long sales cycle of our third party administrator, or TPA style business to the higher margin and shortened sales cycle of a direct-to-employer business. This new direct-to-employer business also removes some of the volatility that is often experienced in our TPA-based revenues. We believe we now have the sales force and infrastructure necessary to expand our direct-to-employer business and expect increased profitability as a result of this product shift that has led to new contracts. We experienced significant improvements in revenue and profitability in the Consumer Vision segment from
2003 to 2004, largely from growth in existing store sales and enhanced margins as a result of sales incentives that we expect to continue. We have also continued to settle outstanding HSO litigation with positive results through
April of 2005.

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

The CapitalSource Loan and Security Agreement

     As of March 31, 2005, we had borrowings of $1.7 million outstanding under our term loan with CapitalSource, $2.1 million of advances outstanding under our revolving credit facility (including a $1.4 million temporary over-advance) with
CapitalSource and $1.6 million of additional availability under this revolving credit facility. Our term loan with CapitalSource matures on January 25, 2006 and our revolving credit facility matures on January 25, 2007.

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

     We did not meet our minimum fixed charge ratio covenant in the third and fourth quarter of 2003, primarily due to operating losses incurred at Wise
Optical. However, on November 14, 2003, we entered into an amendment of the terms of our term loan and credit facility with CapitalSource which, among other things,

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

     (v) provided access to a $0.7 million temporary over-advance bearing interest at prime plus 5 1/2%, which was repaid by March 1, 2004, and was guaranteed by Palisade,

     (vi) through March 31, 2004, waived our non-compliance with the minimum fixed charge ratio covenant, and

     (vii) changed our net worth covenant from ($27) million to tangible net worth of ($10) million.

     In connection with the foregoing amendment, we paid CapitalSource $80,000 in financing fees. The amendment also included an additional $150,000 termination fee if we terminated the revolving credit facility prior to December
31, 2004. Additionally, if we terminate the revolving credit facility pursuant to a refinancing with another commercial financial institution, we must pay
CapitalSource, in lieu of the termination fee, a yield maintenance amount equal to the difference between (i) the all-in effective yield which could be earned on the revolving balance through January 25, 2006, and (ii) the total interest and fees actually paid to CapitalSource on the revolving credit facility prior to the termination date or date of prepayment.

     We did not meet our fixed charge ratio covenant in January and February
2004. Accordingly, on March 29, 2004, we amended and restated the terms of our term loan and revolving credit facility with Capital Source which incorporated all of the changes embodied in the above amendments and: (i) confirmed that the temporary over-advance was repaid as of February 29, 2004, (ii) changed the expiration date of the waiver of our fixed ratio covenant from March 31, 2004 to
February 29, 2004 and (iii) reduced the tangible net worth covenant from ($10)
million to ($2) million. In connection with this amendment, we agreed to pay
$25,000 to CapitalSource in financing fees.

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

     The August 16, 2004 waiver and amendment also amended the term loan and revolving credit facility to, among other things, extend the maturity date of the revolving credit facility from January 25, 2006 to January 25, 2007, (ii)
provide access to a $2.0 million temporary over-advance bearing interest at prime plus 5 1/2%, and in no event less than 6%, which is to be repaid in eleven monthly installments of $100,000 commencing on October 1, 2004 with the remaining balance to be repaid in full by August 31, 2005, which is guaranteed by our largest stockholder, Palisade (iii) change the fixed charge ratio covenant from between 1.5 to 1 to not less than 1 and to extend the next test period for this covenant to March 31, 2005, (iv) decrease the minimum tangible net worth financial covenant from ($2.0) million to ($3.0) million and (v) add a debt service coverage ratio covenant of between 0.7 to 1.0 for the period
October 31, 2004 to February 28, 2005. In addition, the waiver and amendment increased the termination fee payable if we terminate the revolving credit facility by 2.0% and increased the yield maintenance amount payable, in lieu of the termination fee, if we terminate the revolving credit facility pursuant to a refinancing with another commercial financial institution, by 2.0%. The yield maintenance amount was also changed to mean an amount equal to the difference between (i) the all-in effective yield which could be earned on the revolving balance through January 25, 2007 and (ii) the total interest and fees actually paid to CapitalSource on the revolving credit facility prior to the termination or repayment date. On August 17, 2004, we paid CapitalSource $25,000 in financing fees in connection with this waiver and amendment.

     In addition, on August 27, 2004, we amended our loan agreement with
CapitalSource to eliminate a material adverse change as an event of default or to prevent further advances under the loan agreement. This amendment eliminates the lender's ability to declare a default based upon subjective criteria as described in consensus 95-22 issued by the Financial Accounting Standards Board
Emerging Issues Task Force. Palisade provided a $1.0 million guarantee against the loan balance due to CapitalSource related to this amendment. We paid CapitalSource $15,000 in financing fees in connection with this amendment.

     On January 12, 2005, we amended the term loan and revolving credit facility with CapitalSource to reduce the tangible net worth covenant for December 2004 and January 2005 from ($3.0) million to ($6.5) million. Without this amendment, we would have been in violation of the tangible net worth covenant at December
31, 2004. Under the term loan and revolving credit facility, as amended, we must maintain a tangible net worth of at least ($3.0) million after February 1, 2005.
We paid CapitalSource $12,500 in financing fees in connection with this amendment.

     The term loan and revolving credit facility with CapitalSource are subject to the second amended and restated revolving credit, term loan and security agreement dated March 29, 2004, as amended on August 16, 2004, August 27, 2004 and January 12, 2005. The revolving credit, term loan and security agreement contains certain restrictions on the conduct of our business, including, among other things, restrictions on incurring debt, purchasing or investing in the securities of, or acquiring any other interest in, all or substantially all of the assets of any person or joint venture, declaring or paying any cash dividends or making any other payment or distribution on our capital stock, and creating or suffering liens on our assets. We are required to maintain certain financial covenants, including a minimum fixed charge ratio and to maintain a minimum net worth, both as discussed above. Upon the occurrence of certain events or conditions described in the revolving credit, term loan and security agreement (subject to grace periods in certain cases), including our failure to meet the financial covenants, the entire outstanding balance of principal and interest would become immediately due and payable.

     Pursuant to the revolving credit, term loan and security agreement, as amended, our term loan with CapitalSource matures on January 25, 2006 and our revolving credit facility matures on January 25, 2007. We are required to make monthly principal payments of $25,000 on the term loan with the balance due at maturity. Although we may borrow up to $15.0 million under the revolving credit facility, the maximum amount that may be advanced is limited to the value derived from applying advance rates to eligible accounts receivable and inventory. The advance rate under our revolving credit facility is 85% of all eligible accounts receivable and 50 to 55% of all eligible inventory. The $0.9 million reduction in our inventory value as a result of the mathematical and fundamental errors in accounting and reconciliation for inventory reduced our borrowing availability under this formula from $2.5 million to $1.9 million at
March 31, 2004. The interest rate applicable to the term loan equals the prime rate plus 3.5% (but not less than 9.0%) and the interest rate applicable to the revolving credit facility is prime rate plus 1.5% (but not less than 6.0%).

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

The Series B Preferred Stock

     As of March 31, 2005, we had 3,204,959 shares of Series B Preferred Stock issued and outstanding. Subject to the senior liquidation preference of the
Series C and Series D Preferred Stock described below, the Series B Preferred
Stock ranks senior to all other currently issued and outstanding classes or series of our stock with respect to dividends, redemption rights and rights on liquidation, winding up, corporate reorganization and dissolution. Each share of
Series B Preferred Stock is convertible into a number of shares of common stock equal to such share's current liquidation value, divided by a conversion price of $0.14, subject to adjustment for dilutive issuances. The number of shares of common stock into which each share of Series B Preferred Stock is convertible will increase over time because the liquidation value of the Series B Preferred
Stock, which was $2.04 per share as of March 31, 2005, increases at a rate of
12.5% per year, compounded annually.

The Series C Preferred Stock

     As of March 31, 2005, we had 406,158 shares of Series C Preferred Stock issued and outstanding. The Series C Preferred Stock has an aggregate liquidation preference of approximately $16.2 million and ranks senior to all other currently issued and outstanding classes or series of our stock with respect to liquidation rights with exception of the Series D Preferred Stock.
Each share of Series C Preferred Stock is convertible into 50 shares of common stock and has the same dividend rights, on an as converted basis, as our common stock.

The Series D Preferred Stock

     In January 2005, we issued and sold an aggregate of 280,618 shares of our newly created Series D Preferred Stock, which are initially convertible into an aggregate of 11,224,720 shares of our common stock, to Palisade and Ms.
Yimoyines, the spouse of our Chairman and former Chief Executive Officer, for an aggregate purchase price of approximately $4.4 million. Each share of Series D
Preferred Stock has a senior liquidation preference over all other series and classes of our currently outstanding capital stock equal to (a) $15.84 and (b)
an amount in cash equal to all accrued but unpaid dividends thereon. Each share of Series D Preferred Stock is initially convertible, at the option of the holder, into 40 shares of our common stock based on an initial conversion price of $0.396. The conversion price is subject to adjustment for dividends on our common stock and subdivisions and/or reclassifications of our common stock. Each holder of Series D Preferred Stock is entitled to vote, on an as converted basis, on all matters with the holders of our common stock and receive dividends equally and ratably with the holders of our common stock in an amount equal to the dividends such holder would receive if it had converted its Series D
Preferred Stock into common stock on the date the dividends are declared.

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

FORWARD-LOOKING INFORMATION AND RISK FACTORS

     The statements in this Form 10-Q and elsewhere (such as in other filings by us with the Securities and Exchange Commission, press releases, presentations by us or our management and oral statements) that relate to matters that are not historical facts are "forward-looking statements" within the meaning of Section
27A of the Securities Exchange Act of 1934, as amended. When used in this document and elsewhere, words such as "anticipate," "believe," "expect," "plan,"
"intend," "estimate," "project," "could," "may," "predict" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements include those relating to:

     o    Our opinion that with respect to lawsuits incidental to our current and former operations, after taking into account the merits of defenses and established reserves, the ultimate resolution of these matters may not have a material adverse impact on our financial position or results of operations;

     o    Our belief that our new direct-to-employer product will lead to increased revenue and gross margins in our Managed Vision segment;

     o    Our expectation that EITF 03-6 will not have a material impact on our condensed consolidated financial statements;

     o    Our expectation of future revenue, profitability and expense levels for our Company as a whole and for each of its segments;

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

     o    Our belief that cash from operations, borrowings under our amended term loan and revolving credit facility and operating and capital lease financings will provide sufficient funds to finance operations for the next 12 months.

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

     o    Changes in the regulatory environment applicable to our business, including health-care cost containment efforts by Medicare, Medicaid and other third-party payers may adversely affect our profits;

     o    Risks related to the eye care industry, including the cost and availability of medical malpractice insurance, and possible adverse long-term experience with laser and other surgical vision correction could have a material adverse effect on our business, financial condition and results of operations;

     o    The fact that managed care companies face increasing threats of private-party litigation, including class actions, over the scope of care for which managed care companies must pay;

     o    Loss of the services of key management personnel could adversely affect our business;

     o    If we fail to execute our growth strategy, we may not become profitable;

     o    If we are unable to obtain additional capital, our growth could be limited;

     o    We have a history of losses and may incur further losses in the future;

     o    We may not be able to maintain the listing of our common stock on the
          American Stock Exchange, which may make it more difficult for stockholders to dispose of our common stock;

     o    We may not be able to compete effectively with other eye care services companies which have more resources and experience than us, and with other eye care distributors;

     o    Failure to negotiate profitable capitated fee arrangements could have a material adverse effect on our results of operations and financial condition;

     o    The possibility that we may have potential conflicts of interests with respect to related party transactions which could result in certain of our officers, directors and key employees having interests that differ from our stockholders and us;

     o    Health care regulations or health care reform initiatives could materially adversely affect our business, financial condition and results of operations;

     o    The fact that we are dependent upon letters of credit or other forms of third party security in connection with certain of our contractual arrangements and, thus, would be adversely affected in the event we are unable to obtain such credit as needed;

     o    The fact that our largest stockholder, Palisade, owns sufficient shares of our common stock and voting equivalents to significantly affect the results of any stockholder vote and controls our board of directors;

     o    The fact that conflicts of interest may arise between Palisade and us;

     o    The fact that conflicts of interest may arise between Dean J.
          Yimoyines and us; and

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     We do not expect changes in interest rates to have a material effect on income or cash flows in the year 2005, although there can be no assurances that interest rates will not significantly change. A 10% change in the interest rate payable by us on our variable rate debt would have increased or decreased the three-month interest expense by approximately $10,000 assuming that our borrowing level is unchanged. We did not use derivative instruments to adjust our interest rate risk profile during the three months ended March 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     HEALTH SERVICE ORGANIZATION LAWSUITS

     In March 2005 and April 2005, we reached settlement with Indianapolis
Ophthalmology, Inc. and John H. Abrams, M.D. and Charles Retina Institute, P.C.
and Steven T. Charles, M.D., M.D., respectively, two HSO practices which we were in litigation in the matter of In re Prime Vision Health, Inc. Contract
Litigation, MDL 1466, which was previously reported in our Annual Report on Form
10-K for the year ended December 31, 2004. These settlements resulted in cash payments to us and mutual termination of the HSO service agreements.

ITEM 6. EXHIBITS

a. Exhibits

     The following Exhibits are filed as part of this Quarterly Report on Form
10-Q:

         EXHIBIT      DESCRIPTION
         -------      -----------
         10.1         First Amendment, dated April 29, 2005 to the Employment
                      Agreement for Gordon A. Bishop dated September 8, 1999.

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

Date: May 16, 2005                     OPTICARE HEALTH SYSTEMS, INC.

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

                                  EXHIBIT INDEX

         EXHIBIT      DESCRIPTION
         -------      -----------
         10.1         First Amendment, dated April 29, 2005, to the Employment
                      Agreement for Gordon A. Bishop dated September 8, 1999.

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