Form 10-Q
period 2005-06-30
OPTICARE HEALTH SYSTEMS INC
filed 2005-08-15
CIK 311046

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

          For the transition period from______________ to _____________

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

[ ] Yes   [X] No

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).

[ ] Yes   [X] No

         The number of shares outstanding of the registrant's Common Stock, par value $.001 per share, at July 31, 2005 was 30,664,991 shares.

                               INDEX TO FORM 10-Q



                                                                                                Page No.
                                                                                                --------

PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets at June 30, 2005 and
                    December 31, 2004, (unaudited)                                                3

               Condensed Consolidated Statements of Operations for the three and
                  six months ended June 30, 2005 and 2004, (unaudited)                            4

               Condensed Consolidated Statements of Cash Flows for the six
                  months ended June 30, 2005 and 2004, (unaudited)                                5

               Notes to Condensed Consolidated Financial Statements, (unaudited)                  6

    Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                            13

    Item 3.  Quantitative and Qualitative Disclosures about Market Risk                          22

    Item 4.  Controls and Procedures                                                             23

PART II.     OTHER INFORMATION

    Item 1.   Legal Proceedings                                                                  23

    Item 6.   Exhibits                                                                           23

SIGNATURE                                                                                        24


PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)



                                                             JUNE 30,            DECEMBER 31,
                                                               2005                  2004
                                                          ----------------     -----------------

ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                     $  2,017              $  2,228
   Accounts receivable, net                                         1,994                 2,164
   Inventory                                                        1,717                 1,851
   Assets held for sale                                                 -                 7,894
   Other current assets                                               968                   681
                                                          ----------------     -----------------
       TOTAL CURRENT ASSETS                                         6,696                14,818
                                                          ----------------     -----------------
Property and equipment, net                                         2,291                 2,628
Goodwill                                                           16,813                16,663
Intangible assets, net                                              1,013                 1,068
Assets held for sale, non-current                                       -                 1,150
Other assets                                                        3,545                 3,487
                                                          ----------------     -----------------
TOTAL ASSETS                                                     $ 30,358              $ 39,814
                                                          ================     =================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                              $  1,072              $  2,727
   Accrued expenses                                                 6,075                 6,514
   Current portion of long-term debt                                1,594                   332
   Current portion of capital lease obligations                        54                    11
   Liabilities of held for sale business                                -                 5,683
   Other current liabilities                                        1,058                 1,119
                                                          ----------------     -----------------
        TOTAL CURRENT LIABILITIES                                   9,853                16,386
                                                          ----------------     -----------------

Long-term debt, less current portion                                1,949                10,024
Capital lease obligations, less current portion                       133                    19
Other liabilities                                                   1,342                 1,476
                                                          ----------------     -----------------
       TOTAL NON-CURRENT LIABILITIES                                3,424                11,519
                                                          ----------------     -----------------

Series B 12.5% mandatorily redeemable, convertible
   preferred stock--related party                                   6,730                 6,344

STOCKHOLDERS' EQUITY:
Series C & D preferred stock--related party                             1                     1
Common stock                                                           31                    31
Additional paid-in-capital                                         83,250                79,192
Accumulated deficit                                               (72,931)              (73,659)
                                                          ----------------     -----------------
         TOTAL STOCKHOLDERS' EQUITY                                10,351                 5,565
                                                          ----------------     -----------------
TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                                         $ 30,358              $ 39,814
                                                          ================     =================


See notes to condensed consolidated financial statements.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)



                                                                        THREE MONTHS                     SIX MONTHS
                                                                       ENDED JUNE 30,                  ENDED JUNE 30,
                                                                 ---------------------------     ----------------------------
                                                                    2005            2004            2005            2004
                                                                 ------------    -----------     ------------    ------------

NET REVENUES:
  Managed vision                                                     $ 6,406        $ 6,266          $12,786         $12,317
  Product sales                                                        2,982          3,064            5,966           6,071
  Other services                                                       5,091          5,536            9,771          10,500
  Other income                                                           455            838              773           1,458
                                                                 ------------    -----------     ------------    ------------
   Total net revenues                                                 14,934         15,704           29,296          30,346
                                                                 ------------    -----------     ------------    ------------

OPERATING EXPENSES:
   Medical claims expense                                              4,768          4,717            9,437           9,361
   Cost of product sales                                               1,107          1,033            2,086           2,108
   Cost of services                                                    1,924          2,445            3,642           4,509
   Selling, general and administrative                                 6,280          6,509           12,424          12,658
   Depreciation                                                          254            202              496             413
   Amortization                                                           28             28               55              55
   Interest                                                              171            271              378             588
                                                                 ------------    -----------     ------------    ------------
        Total operating expenses                                      14,532         15,205           28,518          29,692
                                                                 ------------    -----------     ------------    ------------

Income from continuing operations before income tax                      402            499              778             654
Income tax expense                                                        25             46               50              52
                                                                 ------------    -----------     ------------    ------------
Income from continuing operations                                        377            453              728             602

Discontinued operations:
    Loss from discontinued operations                                      -         (1,409)               -          (2,522)
    Income tax benefit                                                     -              -                -               -
                                                                 ------------    -----------     ------------    ------------
    Loss from discontinued operations                                      -         (1,409)               -          (2,522)

Net income (loss)                                                        377           (956)             728          (1,920)
Preferred stock dividends                                               (197)          (177)            (386)           (351)
                                                                 ------------    -----------     ------------    ------------
Net income (loss) available to common stockholders                   $   180        $(1,133)         $   342         $(2,271)
                                                                 ============    ===========     ============    ============

EARNINGS (LOSS) PER SHARE:
Earnings Per Share - Basic:
    Income from continuing operations applicable to
     common stockholders                                               $0.00         $ 0.00            $0.00          $ 0.00
    Income from continuing operations applicable to
     participating securities                                          $0.01         $ 0.01            $0.01          $ 0.01
    Discontinued operations                                            $0.00         $(0.05)           $0.00          $(0.08)
                                                                 ------------    -----------     ------------    ------------
    Net income (loss) per common share                                 $0.01         $(0.04)           $0.01          $(0.07)
                                                                 ============    ===========     ============    ============

Earnings Per Share - Diluted:
    Income from continuing operations                                  $0.00         $ 0.01            $0.00          $ 0.01
    Discontinued operations                                            $0.00         $(0.05)           $0.00          $(0.08)
                                                                 ------------    -----------     ------------    ------------
    Net income (loss) per common share                                 $0.00         $(0.04)           $0.00          $(0.07)
                                                                 ============    ===========     ============    ============


See notes to condensed consolidated financial statements.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)



                                                                                FOR THE SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                            ----------------------------------
                                                                                 2005               2004
                                                                            ---------------     --------------

OPERATING ACTIVITIES:
   Net income (loss)                                                               $   728            $(1,920)
   Loss on discontinued operations                                                       -              2,522
                                                                            ---------------     --------------
   Income from continuing operations                                                   728                602
   Adjustments to reconcile net income to net cash provided by (used in)
         operating activities:
   Depreciation                                                                        496                413
   Amortization                                                                         55                 55
   Non-cash interest expense                                                            70                 79
   Non-cash gain on contract settlements                                              (166)                 -
   Changes in operating assets and liabilities:
       Accounts receivable                                                             170               (384)
       Inventory                                                                       134               (108)
       Other assets                                                                   (124)              (176)
       Accounts payable and accrued expenses                                        (2,107)               944
       Other liabilities                                                              (161)               156
       Cash (used) provided by discontinued operations                                (124)             2,409
                                                                            ---------------     --------------
Net cash (used in) provided by operating activities                                 (1,029)             3,990
                                                                            ---------------     --------------

INVESTING ACTIVITIES:
    Cash received on notes receivable                                                   76                 91
    Purchase of fixed assets, net of disposals                                        (159)              (155)
    Investment in acquisition                                                         (150)                 -
    Net proceeds from the sale of discontinued operations                            3,451                  -
    Purchase of restricted certificates of deposit                                    (204)                 -
                                                                            ---------------     --------------
Net cash provided by (used in) investing activities                                  3,014                (64)
                                                                            ---------------     --------------

FINANCING ACTIVITIES:
    Net decrease in revolving credit facility                                       (6,481)            (3,097)
    Principal payments on long-term debt                                              (200)              (220)
    Principal payments on capital lease obligations                                    (21)               (11)
    Payment of financing costs                                                          (9)                 -
    Proceeds from issuance of Series D preferred stock                               4,445                  -
    Equipment financing                                                                 55                 81
    Payment of bank financing fees                                                     (13)               (25)
    Proceeds from issuance of common stock                                              28                 13
                                                                            ---------------     --------------

Net cash used in financing activities                                               (2,196)            (3,259)
                                                                            ---------------     --------------

Increase (decrease) in cash and cash equivalents                                      (211)               667
Cash and cash equivalents at beginning of period                                     2,228              1,695
                                                                            ---------------     --------------
Cash and cash equivalents at end of period                                         $ 2,017            $ 2,362
                                                                            ===============     ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                                                $340              $ 528
Cash paid for income taxes, net of refunds                                             $50               $ 76


See notes to condensed consolidated financial statements.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements of OptiCare
Health Systems, Inc., a Delaware corporation, and its subsidiaries (collectively the "Company") for the three and six months ended June 30, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the
United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of
1934, as amended, and are unaudited. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the condensed consolidated financial statements have been included. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of
December 31, 2004 was derived from the Company's audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

     In addition, in 2003 the Managed Vision segment began shifting away from the lower margin and long sales cycle of our third party administrator ("TPA")
style business to the higher margin and shortened sales cycle of a direct-to-employer business. This new direct-to-employer business also removes some of the volatility that is often experienced in our TPA-based revenues. The
Company believes that it now has the sales infrastructure necessary to expand our direct-to-employer business and expects increased profitability as a result of this product shift that has lead to new contracts and improved gross margins.
The Company experienced significant improvements in revenue and profitability in the Consumer Vision segment from 2003 to 2004, largely from growth in existing store sales and enhanced margins as a result of sales incentives. The Company has also continued to settle outstanding litigation with positive results through June 2005.

     The Company believes the combination of these initiatives executed in the operating segments will continue to improve the Company's liquidity and should ensure compliance with covenants in the loan agreement with CapitalSource
Finance LLC ("CapitalSource") in the future.

3. NEW ACCOUNTING PRONOUNCEMENTS

     In March 2004, the Financial Accounting Standards Board ("FASB") approved
Emerging Issues Task Force ("EITF") Issue 03-6 "Participating Securities and the
Two-Class Method under SFAS 128." EITF 03-6 supersedes the guidance in Topic No.
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
Rather Statement 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, the requisite period (usually the vesting period). Statement 123R will also require companies to measure the cost of employee services received in exchange for Employee Stock Purchase Plan ("ESPP") awards and the Company will be required to expense the grant date fair value of the Company's ESPP awards.
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

     SFAS No. 123 "Accounting for Stock-Based Compensation," as amended by SFAS
No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure an
amendment of Statement of Financial Accounting Standards No. 123" requires that companies which do not elect to account for stock-based compensation as prescribed by this statement, disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted. If the Company applied the recognition provisions of SFAS No. 123, the Company's reported net income
(loss) and earnings (loss) per share available to common stockholders, using the
Black-Scholes option pricing model, would have been adjusted to the pro forma amounts indicated below.



                                                        THREE MONTHS ENDED              SIX MONTHS ENDED
                                                              JUNE 30,                      JUNE 30,
                                                    ---------------------------    --------------------------
                                                       2005           2004            2005           2004
                                                    -----------    ------------    -----------    -----------

Net income (loss) available to common
stockholders, as reported                             $    180      $  (1,133)       $    342     $   (2,271)
Less: Total stock-based employee compensation
expense, net of related tax effects, determined
under the fair value method for all awards                 (44)           (36)            (80)           (59)
                                                    -----------    ------------    -----------    -----------
Pro forma net income (loss)                           $    136      $  (1,169)       $    262     $   (2,330)
                                                    ===========    ============    ===========    ===========

Earnings (loss) per share - basic:
    As reported                                       $   0.01      $   (0.04)       $   0.01     $    (0.07)
    Pro forma                                         $   0.00      $   (0.04)       $   0.01     $    (0.08)

Earnings (loss) per share - diluted:
    As reported                                       $   0.00      $   (0.04)       $   0.00     $    (0.07)
    Pro forma                                         $   0.00      $   (0.04)       $   0.00     $    (0.08)


5. DISCONTINUED OPERATIONS

     In May 2004, the Company's Board of Directors approved management's plan to exit the technology business, which was comprised of CC Systems, Inc. (formerly reported in the Company's Distribution and Technology segment). The Company completed the sale of the net assets of CC Systems, Inc. on September 10, 2004.
In accordance with SFAS No. 144 the disposal of CC Systems, Inc. is accounted for as a discontinued operation. In connection with the sale, the Company received $700 in cash. Additional consideration provided by the buyer included the surrender of 82,500 shares of the Company's common stock which had a fair market value of approximately $21 and the forgiveness of an unsecured promissory note payable by the Company which had an outstanding balance of $71 at the time of the sale. In the third quarter of 2004, the Company recorded a $1,005 loss on the disposal of discontinued operations based on the fair value of the net assets held for sale. The results of operations of CC Systems, Inc. are included in the condensed consolidated financial statements as part of discontinued
operations for the period ended June 30, 2004.

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
The effective date of the transaction was December 31, 2004. In accordance with
SFAS No. 144 the disposal of the Distribution business is accounted for as a discontinued operation. The aggregate gross consideration from the sale was
$4,150, less a working capital adjustment of $575 and estimated closing costs and other direct costs of $349. The Company recorded a $3,400 loss on the disposal of discontinued operations based on the fair value of the net assets held for sale. The results of operations of Wise Optical are included in the condensed consolidated financial statements as part of discontinued operations for the period ended June 30, 2004.

     In connection with the sale of the Distribution business, the Company entered into a supply agreement with the buyers of the Distribution business.
The supply agreement is a four year commitment to purchase, on a non-exclusive basis, $4,200 of optical products per year from certain designated manufacturers and suppliers. This annual commitment includes the purchase of $1,275 of contact lenses a year. In addition, the Company is also obligated to pay an annual fee based on the total of all purchases it makes under the supply agreement. The supply agreement also contains certain buyout provisions depending on when the supply agreement is terminated. During the six months ended June 30, 2005, the
Company had approximately $1,926 in product purchases related to this supply agreement which included the purchase of approximately $652 in contact lenses.

     Also in connection with the sale of the Distribution business, the lease obligation on the facility occupied by Wise Optical and located in Yonkers, New
York will remain with the Company. The lease term on the facility expires in
June 2011. The Company estimated its potential exposure on the lease to be
$1,300 at December 31, 2004 and recorded a provision for this amount which was included in the loss on disposal of discontinued operations for the year ended December 31, 2004. During the six months ended June 30, 2005, we paid $124 of rent payments related to this lease reducing our provision balance to $1,176 at June 30, 2005.

     Operating results of the discontinued operations for the three and six months ended June 30, 2004 are as follows:



                                                                   THREE                 SIX
                                                               MONTHS ENDED          MONTHS ENDED
                                                              JUNE 30, 2004         JUNE 30, 2004
                                                            ----------------      ----------------

     External revenue                                              $ 15,532               $31,103
                                                            ================      ================

     Intercompany revenue                                           $ 1,639               $ 3,088
                                                            ================      ================

     Loss from discontinued operations before tax                  $(1,409)             $ (2,522)
     Income tax expense                                                   -                     -
                                                            ----------------      ----------------
     Loss from discontinued operations                             $(1,409)             $ (2,522)
                                                            ================      ================

     Loss per share from discontinued operations                    $(0.05)              $ (0.08)
                                                            ================      ================


6. INTANGIBLE ASSETS

     Intangible assets subject to amortization are comprised of a service agreement and non-compete agreements. The fifteen year service agreement has a gross carrying amount of $1,658 and accumulated amortization of $645 and $590 at
June 30, 2005 and December 31, 2004, respectively. The non-compete agreements, which had a gross carrying amount of $265, were fully amortized at June 30, 2005 and December 31, 2004. Amortization expense for the three months ended June 30,
2005 and 2004 was $28 and $28, respectively, and for the six months ended June
30, 2005 and 2004 was $55 and $55, respectively. Estimated annual amortization expense is expected to be approximately $111 in each of the years 2005 through
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

     On August 27, 2004, the Company amended its loan agreement with
CapitalSource to eliminate the lender's ability to declare a default based upon subjective criteria as described in EITF 95-22. Palisade Concentrated Equity
Partnership, L.P. ("Palisade"), provided a $1,000 guarantee against the loan balance due to CapitalSource related to this amendment. As a result of this amendment, the Company has classified the loan balance related to the revolving credit facility as long-term at June 30, 2005 and December 31, 2004.

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
We paid CapitalSource $12,500 in financing fees in connection with this amendment.

     The Company had standby letters of credit outstanding at June 30, 2005 and
December 31, 2004 of $1,100, respectively. There were no draw downs against these standby letters of credit in 2005 or 2004. The letters of credit outstanding at June 30, 2005 and December 31, 2004 were secured by restricted certificates of deposit and security deposits.

8. SEGMENT INFORMATION

     During the third quarter of 2004, the Company sold its Technology business,
CC Systems, Inc., and on January 12, 2005 sold its Distribution business, which was comprised of Wise Optical and the Buying Group, with an effective date of
December 31, 2004. As a result of selling these businesses, the Company has the following two reportable operating segments: (1) Managed Vision and (2) Consumer
Vision. These operating segments are managed separately, offer separate and distinct products and services and serve different customers and markets, although there is some cross-marketing and selling between the segments.
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

     Management assesses the performance of the Company's segments based on income before income taxes, interest expense, depreciation and amortization, and other corporate overhead. Summarized financial information, by segment, for the three and six months ended June 30, 2005 and 2004 is as follows:



                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          JUNE 30,                    JUNE 30,
                                                  -----------------------     ------------------------
                                                    2005           2004          2005          2004
                                                  ----------    ----------    ----------    ----------

REVENUES:
     Managed vision                               $    6,406    $    6,266    $   12,786    $   12,317
     Consumer vision                                   8,338         8,782        16,258        16,936
                                                  ----------    ----------    ----------    ----------
        Reportable segment totals                     14,744        15,048        29,044        29,253
     Other                                               461           891           785         1,524
     Elimination of inter-segment revenues              (271)         (235)         (533)         (431)
                                                  ----------    ----------    ----------    ----------
       Total net revenue                          $   14,934    $   15,704    $   29,296    $   30,346
                                                  ==========    ==========    ==========    ==========

SEGMENT INCOME:
     Managed vision                               $      321    $      240    $      725    $      406
     Consumer vision                                     926         1,130         1,818         2,061
                                                  ----------    ----------    ----------    ----------
        Total reportable segment totals                1,247         1,370         2,543         2,467
     Other                                               463           756           712         1,180
     Depreciation                                       (254)         (202)         (496)         (413)
     Amortization expense                                (28)          (28)          (55)          (55)
     Interest expense                                   (171)         (271)         (378)         (588)
     Corporate                                          (855)       (1,126)       (1,548)       (1,937)
                                                  ----------    ----------    ----------    ----------
         Income from continuing operations
            before tax                            $      402    $      499    $      778    $      654
                                                  ==========    ==========    ==========    ==========


9. EARNINGS (LOSS) PER COMMON SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share:



                                                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                     JUNE 30,                          JUNE 30,
                                                           ------------------------------    ------------------------------
                                                              2005              2004              2005             2004
                                                           -------------    -------------    -------------    -------------

EARNINGS (LOSS) PER SHARE:

  Income from continuing operations                        $         377    $         453    $         728    $         602
  Preferred stock dividend                                          (197)            (177)            (386)            (351)
                                                           -------------    -------------    -------------    -------------
  Income from continuing operations applicable to
    common stockholders and participating securities       $         180    $         276    $         342    $         251
                                                           =============    =============    =============    =============

  Income from continuing operations applicable to common
    stockholders                                           $          51    $          90    $          98    $          82
  Income from continuing operations applicable to
    participating securities                                         129              186              244              169
  Discontinued operations                                           --             (1,409)            --             (2,522)
                                                           -------------    -------------    -------------    -------------
  Net income (loss) applicable to common stockholders      $         180    $      (1,133)   $         342    $      (2,271)
                                                           =============    =============    =============    =============

  Weighted average common shares-- basic                      30,664,991       30,663,562       30,641,904       30,562,227
  Effect of dilutive securities:
      Options                                                  1,055,372                *        1,054,934                *
      Warrants                                                   117,064                *          116,211                *
      Preferred Stock                                         76,846,234                *       76,846,234                *
                                                           -------------    -------------    -------------    -------------
  Weighted average common shares-- diluted                   108,683,661       30,663,562      108,659,283       30,562,227
                                                           =============    =============    =============    =============

Earnings Per Share - Basic:
  Income from continuing operations applicable to common
    stockholders                                           $        0.00    $        0.00    $        0.00    $        0.00
  Income from continuing operations applicable to
    participating securities                               $        0.01    $        0.01    $        0.01    $        0.01
  Discontinued operations                                  $        0.00    $       (0.05)   $        0.00    $       (0.08)
                                                           -------------    -------------    -------------    -------------
  Net income (loss) per common share                       $        0.01    $       (0.04)   $        0.01    $       (0.07)
                                                           =============    =============    =============    =============

Earnings Per Share - Diluted:
  Income from continuing operations                        $        0.00    $        0.01    $        0.00    $        0.01
  Discontinued operations                                  $        0.00    $       (0.05)   $        0.00    $       (0.08)
                                                           -------------    -------------    -------------    -------------
  Net income (loss) per common share                       $        0.00    $       (0.04)   $        0.00    $       (0.07)
                                                           =============    =============    =============    =============


*    Anti-dilutive

     The following table reflects the potential common shares of the Company for the six months ended June 30, 2005 and 2004 that are not included in the dilutive securities for purposes of computing weighted average common shares -
diluted. The amounts reflected for the three and six months ended June 30, 2004 have been excluded from the calculation of diluted earnings per share due to anti-dilution.

                                               2005               2004
                                         ----------------    --------------
    Options                                    4,689,509         6,076,685
    Warrants                                   3,158,789         3,125,000
    Convertible Preferred Stock                        -        63,065,507
                                         ----------------    --------------
                                               7,848,298        72,267,192
                                         ================    ==============

10. MERGER PROPOSAL

     On April 8, 2005, we announced that Refac, an affiliated company, has expressed interest in exploring an acquisition of the Company in a stock transaction and that we and Refac have entered into discussions regarding same.
Those discussions are continuing. Refac also announced that it has entered into acquisition discussions with U.S. Vision, Inc., another affiliated company, which is privately-held and operates the 6th largest retail optical chain in the
United States.

     We, Refac and U.S. Vision are all controlled by Palisade which beneficially owns approximately 89% of our outstanding common stock (on a fully diluted basis), 90% of Refac's outstanding common stock and 88% of U.S. Vision's outstanding common stock.

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

11. CONTINGENCIES

     The Company is both a plaintiff and defendant in lawsuits incidental to its current and former operations. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at June 30, 2005 cannot be ascertained. Management is of the opinion that, after taking into account the merits of defenses and established reserves, the ultimate resolution of these matters will not have a material adverse impact on the Company's consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

     The following discussion may be understood more fully by reference to our consolidated financial statements, notes to the consolidated financial statements, and management's discussion and analysis contained in our Annual
Report on Form 10-K, as amended, for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.

OVERVIEW

     We are an integrated eye care services company focused on vision benefits management (managed vision) and retail optical sales and eye care services to patients (consumer vision).

     Throughout 2004, we implemented cost cutting measures and programs designed to increase sales and product margins at our contact lens distributor, Wise
Optical. However, we were unable to increase sales or improve product margins and operating income at Wise Optical, which negatively impacted our results of operations in 2004. As a result of the continued troubles at Wise Optical, on
January 12, 2005, our wholly-owned subsidiary, OptiCare Acquisition Corp., entered into an Asset Purchase Agreement with Wise Optical, LLC and
AECC/Pearlman Buying Group, LLC, both entities formed by Dean J. Yimoyines,
M.D., our former Chief Executive Officer, current President and Chief Executive
Officer of our medical affiliate, OptiCare P.C., and our current Chairman, pursuant to which we sold, effective as of December 31, 2004, substantially all of the assets and certain liabilities of our Distribution division, which consisted of Wise Optical, and our Optical Buying Group, for an aggregate purchase price of approximately $4.2 million less a working capital adjustment of approximately $0.6 million and estimated closing costs and other direct costs of approximately $0.3 million.

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

     We have financed our operations and certain acquisitions through a term loan and revolving credit facility with Capital Source Finance, LLC
(CapitalSource), portions of which our majority stockholder, Palisade
Concentrated Partnership, L.L.C. (Palisade), has guaranteed. In connection with the sale of certain assets of our Distribution division on January 12, 2005, we amended the terms of our revolving credit facility with CapitalSource to reduce the tangible net worth covenant for December 2004 and January 2005 from
($3,000,000) to ($6,500,000). Without this Amendment, we would have been in violation of the tangible net worth covenant at December 31, 2004. Pursuant to the terms of the revolving credit facility, as amended, we must maintain a tangible net worth of at least ($3,000,000) after February 1, 2005. Management believes it will comply with its future financial covenants, however, if we incur operating losses in the future and we fail to comply with our financial covenants in the future or otherwise default on our debt, our creditors could foreclose on our assets.

     On April 8, 2005, we announced that Refac, an affiliated company, has expressed interest in exploring an acquisition of the Company in a stock transaction and that we and Refac have entered into discussions regarding same.
Those discussions are continuing. Refac also announced that it has entered into acquisition discussions with U.S. Vision, Inc., another affiliated company, which is privately-held and operates the 6th largest retail optical chain in the
United States.

     We, Refac and U.S. Vision are all controlled by Palisade which beneficially owns approximately 89% of our outstanding common stock (on a fully diluted basis), 90% of Refac's outstanding common stock and 88% of U.S. Vision's outstanding common stock.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30,
2004

     Managed Vision revenue. Managed Vision revenue represents fees received under our managed care contracts. Managed Vision revenue increased to approximately $6.4 million for the three months ended June 30, 2005 compared to approximately $6.3 million for the three months ended June 30, 2004, an increase of approximately $0.1 million or 2.2%. The increase in Managed Vision revenue relates primarily to $0.6 million in sales from new contracts entered into in the latter half of 2004 and sales growth in existing contracts. These sales increases were partially offset by approximately $0.5 million in lower revenues related to membership declines experienced by two of our larger customers.

     Effective September 1, 2005, the Texas state legislature reinstated a vision benefit in its Children's Health Insurance Program (CHIP). We previously administered these benefits for a number of health plans in Texas until the benefit was eliminated in September 2003. We have successfully negotiated a number of new contracts under this reinstated program. In July 2005, Cigna informed us of their intention to terminate or renegotiate certain aspects of the five contracts we currently have with them. For the six months ended June
30, 2005, total revenues derived from these five contracts approximated 13% of our consolidated revenues. Three of the five contracts cover both routine vision care, including exams and/or hardware, and medical/surgical procedures and the two remaining contracts cover routine vision care only. Cigna has indicated that it will terminate all of the contracts as they relate to the routine vision care. To date we have received two contract termination notices with effective dates of December 1, 2005 and January 1, 2006, respectively. In subsequent discussions, Cigna expressed an interest in possibly extending three of the contracts on a renegotiated basis as they relate to medical/surgical procedures only. At this time, however, there can be no assurances that any of the contracts will be renegotiated on favorable terms or at all and that Cigna will not terminate all of the contracts with respect to all services. We believe, however, that the potential impact from the termination or renegotiated Cigna contracts will be mitigated in part by the new contracts we have entered into related to the CHIPS program.

     Product sales revenue. Product sales primarily include the sale of optical products through our Consumer Vision segment. Product sales revenue remained relatively flat at approximately $3.0 million for the three months ended June
30, 2005 and June 30, 2004.

     Other services revenue. Other services revenue primarily includes revenue earned from providing eye care services in our Consumer Vision segment. Other services revenue decreased to approximately $5.1 million for the three months ended June 30, 2005 compared to approximately $5.5 million for the three months ended June 30, 2004, a decrease of approximately $0.4 million or 8.0%. This decrease is primarily due to decreased services volume in the medical, optometry and surgical areas attributable to decline in the number of patients seen in the second quarter 2005 as compared to 2004. We expect services revenue to remain at these levels or to increase slightly in the future.

     Other income. Other income represents non-recurring settlements on Health
Service Organization ("HSO") contracts. Other income for the three months ended
June 30, 2005 was approximately $0.5 million compared to approximately $0.8 million for the three months ended June 30, 2004, representing a decrease of approximately $0.3 million or 37.5%, which resulted from a decrease in the number of settlements in the current quarter.

     Medical claims expense. Medical claims expense remained relatively constant at approximately $4.7 million for the three months ended June 30, 2005 and June
30, 2004. The medical claims expense loss ratio (MLR) representing medical claims expense as a percentage of Managed Vision revenue decreased to 74.4% for the three months ended June 30, 2005 from 75.3% for the three months ended June
30, 2004. The favorable change in MLR is a result of changes to existing contracts and the performance of new contracts entered into in the latter half of 2004.

     Cost of product sales. Cost of product sales, which are primarily optical products sold through our Consumer Vision operation, remained relatively constant at approximately $1.1 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004.

     Cost of services. Cost of services decreased to approximately $1.9 million for the three months ended June 30, 2005 compared to approximately $2.4 million for the three months ended June 30, 2004, a decrease of approximately $0.5 million or 21.3%. This decrease is primarily due to a decrease in the volume of services provided in the Consumer Vision area.

     Selling, general and administrative expenses. Selling, general and administrative expenses decreased to approximately $6.3 million for the three months ended June 30, 2005 compared to approximately $6.5 million for the three months ended June 30, 2004, a decrease of approximately $0.2 million or 3.5%.
The decrease in 2005 is primarily due to a decrease in compensation expense associated with staff reductions at the corporate level.

     Interest expense. Interest expense decreased to approximately $0.2 million for the three months ended June 30, 2005 from approximately $0.3 million for the three months ended June 30, 2004, a decrease of approximately $0.1 million or
33.3%. The decrease in interest expense is primarily due to a decrease in the average outstanding debt balance resulting from our $6.3 million debt pay down in January 2005. Cash proceeds received from the sale of the Distribution business and the issuance of the Series D preferred stock were used in part for the debt pay down.

     Income tax expense. Income tax expense recorded for the three months ended
June 30, 2005 and June 30, 2004 primarily represents minimum state tax expense.

Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

     Managed Vision revenue. Managed Vision revenue increased to approximately
$12.8 million for the six months ended June 30, 2005 compared to approximately
$12.3 million for the six months ended June 30, 2004, an increase of approximately $0.5 million or 3.8%. The increase in Managed Vision revenue relates primarily to $1.5 million in sales from new contracts entered into in
2004 and sales growth in existing contracts. These sales increases were partially offset by approximately $1.0 million in lower revenues related to membership declines experienced by two of our larger customers.

     Product sales revenue. Product sales primarily include the sale of optical products through our Consumer Vision segment. Product sales revenue remained relatively flat at approximately $6.0 million for the six months ended June 30,
2005 and June 30, 2004.

     Other services revenue. Other services revenue primarily includes revenue earned from providing eye care services in our Consumer Vision segment. Other services revenue decreased to approximately $9.8 million for the six months ended June 30, 2005 compared to approximately $10.5 million for the six months ended June 30, 2004, a decrease of approximately $0.7 million or 6.9%. This decrease is primarily due to decreased services volume in the medical, optometry and surgical areas attributable to decline in the number of patients seen in the first half of 2005 as compared to 2004. We expect services revenue to remain at these levels or to increase slightly in the future.

     Other income. Other income represents non-recurring settlements on HSO contracts. Other income for the six months ended June 30, 2005 was approximately
$0.8 million compared to approximately $1.5 million for the six months ended
June 30, 2004, representing a decrease of approximately $0.7 million or 47.0%, which resulted from a decrease in the number of settlements in the six months ended June 30, 2005.

     Medical claims expense. Medical claims expense remained relatively flat at approximately $9.4 million for the six months ended June 30, 2005 and June 30,
2004. The MLR decreased to 73.8% in 2005 from 76.0% in 2004. The favorable change in MLR is a result of changes to existing contracts and the performance of new contracts entered into 2004.

     Cost of product sales. Cost of product sales, which are primarily optical products sold through our Consumer Vision operation, remained relatively constant at approximately $2.1 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004.

     Cost of services. Cost of services decreased to approximately $3.6 million for the six months ended June 30, 2005 compared to approximately $4.5 million for the six months ended June 30, 2004, a decrease of approximately $0.9 million or 19.2%. This decrease is primarily due to a decrease in the volume of services provided in the Consumer Vision area.

     Selling, general and administrative expenses. Selling, general and administrative expenses decreased to approximately $12.4 million for the six months ended June 30, 2005 compared to approximately $12.7 million for the six months ended June 30, 2004, a decrease of approximately $0.3 million or 1.8%.
The decrease in 2005 is primarily due to a decrease in compensation expense associated with staff reductions at the Corporate level.

     Interest expense. Interest expense decreased to approximately $0.4 million for the six months ended June 30, 2005 from approximately $0.6 million for the six months ended June 30, 2004, a decrease of approximately $0.2 million or
35.7%. The decrease in interest expense is primarily due to a decrease in the average outstanding debt balance resulting from our $6.3 million debt pay down in January 2005. Cash proceeds received from the sale of the Distribution business and the issuance of the Series D preferred stock were used in part for the debt pay down.

     Income tax expense. Income tax expense recorded for the six months ended
June 30, 2005 and June 30, 2004 primarily represents minimum state tax expense.

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Management bases its estimates and judgments on historical experience, current economic and industry conditions and on various other facts that are believed to be reasonable under the circumstances. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions. The accounting policies and judgments, estimates and assumptions are described in greater detail in the
Company's Annual Report on Form 10-K, as amended, in the "Critical Accounting
Policies and Estimates" of Management's Discussion and Analysis of Financial
Condition and Results of Operations and in Note 3 to the Consolidated Financial
Statements for the year ended December 31, 2004.

     Management believes critical accounting estimates are used in determining the adequacy of the allowance for doubtful accounts, insurance disallowances, managed care claims accrual, valuation allowance for deferred tax assets and in evaluating goodwill and intangibles for impairment.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

     Our primary sources of liquidity have been cash flows generated from operations in our Managed Vision and Consumer Vision segments, other income from litigation settlements and borrowings under our term loan and revolving credit facility with CapitalSource. We have continued to settle outstanding litigation with positive results through June 2005.

     As of June 30, 2005, we had cash and cash equivalents of approximately $2.0 million and additional availability under our revolving credit facility with
CapitalSource of approximately $1.5 million. The additional availability is primarily attributable to the over advance of $1.1 million provided with the
August 27, 2004 amendment to the credit facility. The temporary over advance facility is scheduled to expire on August 31, 2005.

     As a result of operating losses our condensed consolidated financial statements for the three months ended March 31, 2004, we were not in compliance with the minimum fixed charge ratio covenant under our term loan and revolving credit facility with CapitalSource as of March 31, 2004. In addition, we were not in compliance with this covenant as of April 30 or May 31 2004. As discussed below, we amended our term loan and revolving credit facility with CapitalSource on August 16, 2004 and received a waiver from CapitalSource for any non-compliance with this covenant as of March 31, 2004, April 30, 2004, May 31,
2004 and June 30, 2004.

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
We paid CapitalSource $12,500 in financing fees in connection with this amendment. We were in compliance with all of our covenants as of January 31,
2005, February 28, 2005, March 31, 2005, April 30, 2005, May 31, 2005 and June
30, 2005.

     The following table sets forth a year-over-year comparison of the components of our liquidity and capital resources for the six months ended June
30, 2005 and 2004:

                                          (In millions)

                                          2005            2004        CHANGE
                                          ----            ----        ------
Cash and cash equivalents                $ 2.0           $ 2.4       $ (0.4)

Cash provided by (used in):
     Operating activities                 (1.0)            4.0         (5.0)
     Investing activities                  3.0            (0.1)         3.1
     Financing activities                 (2.2)           (3.2)         1.0

     Net cash used in operating activities was approximately $1.0 million for the six months ended June 30, 2005 compared to approximately $4.0 million of net cash generated from operations for the six months ended June 30, 2004, a decrease of approximately $5.0 million. The net cash used in operating activities during the six months of 2005 resulted primarily from the settlement of accounts payable, offset in part by net income of approximately $0.7 million.
The cash provided by operating activities in the six months of 2004 was primarily due to an increase in accounts payable and accrued expenses of approximately $0.9 million and to cash generated by discontinued operations of approximately $2.4 million.

     Net cash provided by investing activities was approximately $3.0 million for the six months ended June 30, 2005 and was primarily attributable to approximately $3.5 million in proceeds received related to the sale of the
Distribution business in January 2005. There were no significant sources or uses of cash related to investing activities for the six months ended June 30, 2004.

     Net cash used in financing activities was approximately $2.2 million for the six months ended June 30, 2005 compared to approximately $3.3 million of net cash used in financing activities for the six months ended June 30, 2004. Net cash used in financing activities in 2005 of $2.2 million resulted primarily from approximately $6.7 million in debt repayments under our revolving credit facility and term loan with Capital Source, offset in part by cash proceeds received of approximately $4.4 million from the issuance of Series D preferred stock. Debt repayments of $6.3 million were made in part with cash proceeds received from the sale of the Distribution business and from the issuance of the
Series D preferred stock. Net cash used in financing activities in 2004 was primarily attributable to approximately $3.3 million in debt repayments under our revolving credit facility and term loan with Capital Source.

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

     In addition, in 2003 the Managed Vision segment began shifting away from the lower margin and long sales cycle of our third party administrator, or TPA style business to the higher margin and shortened sales cycle of a direct-to-employer business. This new direct-to-employer business also removes some of the volatility that is often experienced in our TPA-based revenues. We believe we now have the sales infrastructure necessary to expand our direct-to-employer business and expect increased profitability as a result of this product shift that has led to new contracts. We experienced significant improvements in revenue and profitability in the Consumer Vision segment from
2003 to 2004, largely from growth in existing store sales and enhanced margins as a result of sales incentives. We have also continued to settle outstanding
HSO litigation with positive results through June of 2005.

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

The CapitalSource Loan and Security Agreement

     As of June 30, 2005, we had borrowings of $1.6 million outstanding under our term loan with CapitalSource, $1.9 million of advances outstanding under our revolving credit facility with CapitalSource and $1.5 million of additional availability under this revolving credit facility, which included a $1.1 million temporary over-advance that is scheduled to expire on August 31, 2005. Our term loan with CapitalSource matures on January 25, 2006 and our revolving credit facility matures on January 25, 2007.

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

The Series B Preferred Stock

     As of June 30, 2005, we had 3,204,959 shares of Series B Preferred Stock issued and outstanding. Subject to the senior liquidation preference of the
Series C and Series D Preferred Stock described below, the Series B Preferred
Stock ranks senior to all other currently issued and outstanding classes or series of our stock with respect to dividends, redemption rights and rights on liquidation, winding up, corporate reorganization and dissolution. Each share of
Series B Preferred Stock is convertible into a number of shares of common stock equal to such share's current liquidation value, divided by a conversion price of $0.14, subject to adjustment for dilutive issuances. The number of shares of common stock into which each share of Series B Preferred Stock is convertible will increase over time because the liquidation value of the Series B Preferred
Stock, which was $2.10 per share as of June 30, 2005, increases at a rate of
12.5% per year, compounded annually.

The Series C Preferred Stock

     As of June 30, 2005, we had 406,158 shares of Series C Preferred Stock issued and outstanding. The Series C Preferred Stock has an aggregate liquidation preference of approximately $16.2 million and ranks senior to all other currently issued and outstanding classes or series of our stock with respect to liquidation rights with exception of the Series D Preferred Stock.
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

     o   Our belief that our new direct-to-employer product will lead to increased revenue, gross margins and profitability in our Managed
         Vision segment;

     o   Our expectation that EITF 03-6 will not have a material impact on our condensed consolidated financial statements;

     o   Our expectation of future revenue, profitability and expense levels for our Company as a whole and for each of its segments;

     o   Our belief that the termination or renegotiation of Cigna contracts will be mitigated in part by new contracts;

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

     We do not expect changes in interest rates to have a material effect on income or cash flows in the year 2005, although there can be no assurances that interest rates will not significantly change. A 10% change in the interest rate payable by us on our variable rate debt would have increased or decreased the six-month interest expense by approximately $19,000 assuming that our borrowing level is unchanged. We did not use derivative instruments to adjust our interest rate risk profile during the six months ended June 30, 2005.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     HEALTH SERVICE ORGANIZATION LAWSUITS

     In June 2005, we reached settlement with Huntington & Distler, P.S.C. and
Michael Somers, MD., two HSO practices which we were in litigation in the matter of In re Prime Vision Health, Inc. Contract Litigation, MDL 1466, which was previously reported in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2004. These settlements resulted in cash payments to us and mutual termination of the HSO service agreements.

ITEM 6. EXHIBITS

     The following Exhibits are filed as part of this Quarterly Report on Form
10-Q:

   EXHIBIT      DESCRIPTION
   -------      -----------
     31.1       Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2       Certification of Corporate Controller and Chief Accounting
                Officer pursuant to Section 302 of the Sarbanes-Oxley Act of
                2002.

     32         Certification of Chief Executive Officer and Corporate
                Controller and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be filed on its behalf by the undersigned, hereunto duly authorized.

Date:    August 15, 2005                OPTICARE HEALTH SYSTEMS, INC.

                                        By: /s/ Vincent S. Miceli
                                            ------------------------------------
                                            Vincent S. Miceli
                                            Corporate Controller
                                            (Principal Financial and Accounting
                                            Officer and duly authorized officer)

                                  EXHIBIT INDEX

      EXHIBIT      DESCRIPTION
      -------      -----------
      31.1         Certification of Chief Executive Officer pursuant to Section
                   302 of the Sarbanes-Oxley Act of 2002.

      31.2         Certification of Corporate Controller and Chief Accounting
                   Officer pursuant to Section 302 of the Sarbanes-Oxley Act of
                   2002.

      32           Certification of Chief Executive Officer and Corporate
                   Controller and Chief Accounting Officer pursuant to Section
                   906 of the Sarbanes-Oxley Act of 2002.

