Form 10-Q
period 2005-09-30
OPTICARE HEALTH SYSTEMS INC
filed 2005-11-14
CIK 311046

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
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
___ Yes     X  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
___ Yes     X  No

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).
___ Yes     X  No

         The number of shares outstanding of the registrant's Common Stock, par value $.001 per share, at October 31, 2005 was 30,664,991 shares.

                                INDEX TO FORM 10-Q

                                                                                                      Page No.
PART I. FINANCIAL INFORMATION

    Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets at September 30, 2005 and
                  December 31, 2004, (unaudited)                                                         3

               Condensed Consolidated Statements of Operations for the three and
                  nine months ended September 30, 2005 and 2004, (unaudited)                             4

               Condensed Consolidated Statements of Cash Flows for the nine
                  months ended September 30, 2005 and 2004, (unaudited)                                  5

               Notes to Condensed Consolidated Financial Statements, (unaudited)                         6

    Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                 13

    Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                 24

    Item 4.  Controls and Procedures                                                                    25

PART II.     OTHER INFORMATION

    Item 1.  Legal Proceedings                                                                          25

    Item 5.  Other Information                                                                          25

    Item 6.  Exhibits                                                                                   25

SIGNATURE                                                                                               27

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                               SEPTEMBER 30,         DECEMBER 31,
                                                                   2005                  2004
                                                              ----------------     -----------------

    ASSETS
    CURRENT ASSETS:
       Cash and cash equivalents                                      $ 2,142               $ 2,228
       Accounts receivable, net                                         2,122                 2,164
       Inventory                                                        1,808                 1,851
       Assets held for sale                                                 -                 7,894
       Other current assets                                               750                   681
                                                              ----------------     -----------------
           TOTAL CURRENT ASSETS                                         6,822                14,818
                                                              ----------------     -----------------
    Property and equipment, net                                         2,084                 2,628
    Goodwill                                                           16,888                16,663
    Intangible assets, net                                                985                 1,068
    Assets held for sale, non-current                                       -                 1,150
    Other assets                                                        3,385                 3,487
                                                              ----------------     -----------------
    TOTAL ASSETS                                                     $ 30,164              $ 39,814
                                                              ================     =================

    LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES:
       Accounts payable                                               $ 1,028               $ 2,727
       Accrued expenses                                                 6,030                 6,514
       Current portion of long-term debt                                1,519                   332
       Current portion of long-term debt - related party                1,000                     -
       Current portion of capital lease obligations                        54                    11
       Liabilities of held for sale business                                -                 5,683
       Other current liabilities                                          897                 1,119
                                                              ----------------     -----------------
            TOTAL CURRENT LIABILITIES                                  10,528                16,386
                                                              ----------------     -----------------

    Long-term debt, less current portion                                  898                10,024
    Capital lease obligations, less current portion                       115                    19
    Other liabilities                                                     352                 1,476
                                                              ----------------     -----------------
           TOTAL NON-CURRENT LIABILITIES                                1,365                11,519
                                                              ----------------     -----------------

    Series B 12.5% mandatorily redeemable, convertible
       preferred stock--related party                                   6,929                 6,344

    STOCKHOLDERS' EQUITY:
    Series C & D preferred stock--related party                             1                     1
    Common stock                                                           31                    31
    Additional paid-in-capital                                         83,051                79,192
    Accumulated deficit                                               (71,741)              (73,659)
                                                              ----------------     -----------------
             TOTAL STOCKHOLDERS' EQUITY                                11,342                 5,565
                                                              ----------------     -----------------
    TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                                          $30,164               $39,814
                                                              ================     =================

See notes to condensed consolidated financial statements.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                          THREE MONTHS                     NINE MONTHS
                                                                      ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                                   ---------------------------     ----------------------------
                                                                      2005            2004            2005            2004
                                                                   ------------    -----------     ------------    ------------

  NET REVENUES:
    Managed vision                                                     $ 6,653        $ 6,547          $19,439        $ 18,864
    Product sales                                                        2,871          2,860            8,837           8,931
    Other services                                                       5,317          4,771           15,088          15,271
    Other income                                                            75              -              848           1,458
                                                                   ------------    -----------     ------------    ------------
     Total net revenues                                                 14,916         14,178           44,212          44,524
                                                                   ------------    -----------     ------------    ------------

  OPERATING EXPENSES:
     Medical claims expense                                              4,779          4,913           14,216          14,274
     Cost of product sales                                               1,022          1,092            3,108           3,200
     Cost of services                                                    2,088          1,865            5,730           6,374
     Selling, general and administrative                                 6,300          6,617           18,724          19,275
     Depreciation                                                          254            232              750             645
     Amortization                                                           28             31               83              86
     Interest                                                              175            298              553             886
                                                                   ------------    -----------     ------------    ------------
          Total operating expenses                                      14,646         15,048           43,164          44,740
                                                                   ------------    -----------     ------------    ------------

  Income (loss) from continuing operations before income tax               270          (870)            1,048           (216)
  Income tax expense (benefit)                                               -           (20)               50              32
                                                                   ------------    -----------     ------------    ------------
  Income (loss) from continuing operations                                 270          (850)              998           (248)

  Discontinued operations:
      Income (loss) from discontinued operations                           920        (1,324)              920         (3,846)
      Income tax expense (benefit)                                           -              -                -               -
                                                                   ------------    -----------     ------------    ------------
      Income (loss) from discontinued operations                           920        (1,324)              920         (3,846)

  Net income (loss)                                                      1,190        (2,174)            1,918         (4,094)
  Preferred stock dividends                                              (199)          (177)            (585)           (528)
                                                                   ------------    -----------     ------------    ------------
  Net income (loss) available to common stockholders                      $991      $ (2,351)           $1,333       $ (4,622)
                                                                   ============    ===========     ============    ============

  EARNINGS (LOSS) PER SHARE:
  Earnings Per Share - Basic:
      Income (loss) from continuing operations applicable to
       common stockholders                                               $0.00        $(0.01)            $0.00         $(0.01)
      Income (loss) from continuing operations applicable to
       participating securities                                          $0.00       $ (0.02)            $0.01         $(0.02)
      Discontinued operations                                            $0.03       $ (0.05)            $0.03         $(0.12)
                                                                   ------------    -----------     ------------    ------------
      Net income (loss) per common share                                 $0.03       $ (0.08)            $0.04         $(0.15)
                                                                   ============    ===========     ============    ============

  Earnings Per Share - Diluted:
      Income (loss) from continuing operations                           $0.00       $ (0.03)            $0.00        $ (0.03)
      Discontinued operations                                            $0.01       $ (0.05)            $0.01        $ (0.12)
                                                                   ------------    -----------     ------------    ------------
      Net income (loss) per common share                                 $0.01       $ (0.08)            $0.01        $ (0.15)
                                                                   ============    ===========     ============    ============

See notes to condensed consolidated financial statements.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)
                                                                                  FOR THE NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                              ----------------------------------
                                                                                   2005               2004
                                                                              ---------------     --------------
  OPERATING ACTIVITIES:
     Net income (loss)                                                               $ 1,918          $ (4,094)
     (Income) loss on discontinued operations                                          (920)              3,846
                                                                              ---------------     --------------
     Income (loss) from continuing operations                                            998              (248)
     Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
     Depreciation                                                                        750                645
      Amortization                                                                        83                 86
      Non-cash interest expense                                                          105                115
      Non-cash gain on contract settlements                                            (153)                  -
      Changes in operating assets and liabilities:
         Accounts receivable                                                              42              (107)
         Inventory                                                                        43               (76)
         Other assets                                                                     95              (426)
         Accounts payable and accrued expenses                                       (2,203)              3,101
        Other liabilities                                                              (184)                271
         Cash (used in) provided by discontinued operations                            (157)                 68
                                                                              ---------------     --------------
  Net cash (used in) provided by operating activities                                  (581)              3,429
                                                                              ---------------     --------------

  INVESTING ACTIVITIES:
      Cash received on notes receivable                                                  110                111
      Purchase of fixed assets, net of disposals                                       (206)              (292)
      Investment in acquisition                                                        (225)               (25)
      Net proceeds from the sale of discontinued operations                            3,361                700
      Purchase of restricted certificates of deposit                                   (204)              (260)
                                                                              ---------------     --------------
  Net cash provided by investing activities                                            2,836                234
                                                                              ---------------     --------------

  FINANCING ACTIVITIES:
      Net decrease in revolving credit facility                                      (7,528)            (2,184)
      Principal payments on long-term debt                                             (275)              (278)
      Proceeds from subordinated debt                                                  1,000                  -
      Principal payments on capital lease obligations                                   (39)               (13)
      Payment of financing costs                                                        (14)                (5)
      Proceeds from issuance of Series D preferred stock                               4,445                  -
      Equipment financing                                                                 55                117
      Payment of bank financing fees                                                    (13)               (65)
      Proceeds from issuance of common stock                                              28                 20
                                                                              ---------------     --------------

  Net cash used in financing activities                                              (2,341)            (2,408)
                                                                              ---------------     --------------

  Increase (decrease) in cash and cash equivalents                                      (86)              1,255
  Cash and cash equivalents at beginning of period                                     2,228              1,695
                                                                              ---------------     --------------
  Cash and cash equivalents at end of period                                         $ 2,142            $ 2,950
                                                                              ===============     ==============

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                                $474              $ 765
  Cash paid for income taxes, net of refunds                                             $57               $ 59

 See notes to condensed consolidated financial statements.

                 OPTICARE HEALTH SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements of OptiCare
Health Systems, Inc., a Delaware corporation, and its subsidiaries (collectively the "Company") for the three and nine months ended September 30, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities
Exchange Act of 1934, as amended, and are unaudited. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the condensed consolidated financial statements have been included. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet as of December 31, 2004 was derived from the
Company's audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of
America.

    In September 2004, the Company sold its Technology business, CC Systems,
Inc., and in January 2005, sold its Distribution business, which was comprised of Wise Optical and the Buying Group. The effective date of the Distribution transaction was December 31, 2004. In accordance with Statement of Financial
Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal
of Long-Lived Assets," both sales were accounted for as discontinued operations.
Amounts in the financial statements and related notes for the 2004 period have been reclassified to reflect treatment of these businesses as held for sale.

2.  MANAGEMENT'S  PLAN

    The Company incurred operating losses in 2004 due primarily to significant operating losses at Wise Optical. In January 2005, the Company sold its
Distribution business, which included the Wise Optical operation. In September
2004, the Company also sold its Technology business, CC Systems, Inc. The sale of these operations generated cash proceeds and reduced demands on working capital and corporate personnel. In addition, in January 2005, the Company sold
280,618 shares of newly created Series D preferred stock for an aggregate price of $4,445.

     In 2003 the Managed Vision segment began shifting away from the lower margin and long sales cycle of our third party administrator ("TPA") style business to the higher margin and shortened sales cycle of a direct-to-employer business. This new direct-to-employer business also removes some of the volatility that is often experienced in the Company's TPA-based revenues. The
Company continues to grow its direct-to-employer business, however; the direct-to-employer business continues to be relatively small in comparison to the overall Managed Vision business. The Company experienced significant improvements in revenue and profitability in the Consumer Vision segment from
2003 to 2004, largely from growth in existing store sales and enhanced margins as a result of sales incentives. In the nine month period ended September 30,
2005, revenue and profitability in the Consumer Vision segment have remained relatively constant with the comparable period of 2004.

    The Company believes the combination of these initiatives executed in the operating segments will continue to improve the Company's liquidity and should ensure compliance with covenants in the loan agreement with CapitalSource
Finance LLC ("CapitalSource") in the future.

    On August 22, 2005, the Company announced that it had entered into an agreement and plan of merger with Refac, the details of which are included in
Note 10 - Merger Proposal.

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
Rather Statement 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, (usually the vesting period). Statement 123R will also require companies to measure the cost of employee services received in exchange for Employee Stock
Purchase Plan ("ESPP") awards and the Company will be required to expense the grant date fair value of the Company's ESPP awards. Statement 123R became effective for the Company's fiscal quarter beginning July 1, 2005. Based on the number of stock options outstanding as of December 31, 2004, the effect of the adoption of Statement 123R would be to increase annual compensation expense by approximately $0.2 million commencing in the Company's fiscal quarter beginning
July 1, 2005. However, based on Securities and Exchange Commission Release
2005-57, we have elected to defer the adoption of Statement 123R until January
1, 2006. As a result, the Company will not incur any compensation expense in
2005 related to stock options.

    In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error
Corrections" which supersedes APB Opinion No. 20, "Accounting Changes" and FAS
No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS 154
provides guidance on the accounting for and reporting of accounting changes and error corrections. It established, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retroactively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154, which is effective for accounting changes and correction of errors made in fiscal years beginning after
December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on its consolidated financial statements.

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

                                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                                              SEPTEMBER 30,                  SEPTEMBER 30,
                                                        ---------------------------    --------------------------
                                                           2005           2004            2005           2004
                                                        -----------    ------------    -----------    -----------

    Net income (loss) available to common
    stockholders, as reported                                $ 991       $ (2,351)        $ 1,333     $ (4,622)
    Less: Total stock-based employee compensation
    expense, net of related tax effects, determined
    under the fair value method for all awards                 (47)           (45)           (127)        (104)
                                                        -----------    ------------    -----------    -----------
    Pro forma net income (loss)                              $ 944       $ (2,396)        $ 1,206     $ (4,726)
                                                        ===========    ============    ===========    ===========

    Earnings (loss) per share - basic:
        As reported                                         $ 0.03        $ (0.08)         $ 0.04       $ (0.15)
        Pro forma                                           $ 0.03        $ (0.08)         $ 0.04       $ (0.15)

    Earnings (loss) per share - diluted:
        As reported                                         $ 0.01        $ (0.08)         $ 0.01       $ (0.15)
        Pro forma                                           $ 0.01        $ (0.08)         $ 0.01       $ (0.15)

5.  DISCONTINUED OPERATIONS

    In May 2004, the Company's Board of Directors approved management's plan to exit the technology business, which was comprised of CC Systems, Inc. (formerly reported in the Company's Distribution and Technology segment). The Company completed the sale of the net assets of CC Systems, Inc. on September 10, 2004.
In accordance with SFAS No. 144 the disposal of CC Systems, Inc. is accounted for as a discontinued operation. In connection with the sale, the Company received $700 in cash. Additional consideration provided by the buyer included the surrender of 82,500 shares of the Company's common stock which had a fair market value of approximately $21 and the forgiveness of an unsecured promissory note payable by the Company which had an outstanding balance of $71 at the time of the sale. In the third quarter of 2004, the Company recorded a $1,005 loss on the disposal of discontinued operations based on the fair value of the net assets held for sale. The results of operations of CC Systems, Inc. are included in the condensed consolidated financial statements as part of discontinued
operations for the period ended September 30, 2004.

    In December 2004, the Company's Board of Directors approved management's plan to exit the Distribution business which experienced substantial operating losses in 2003 and 2004, which was comprised of the distribution business the
Company purchased from Wise Optical Vision Group, Inc. ("Wise Optical"), a New
York corporation, in February, 2003 and the Buying Group, (formerly reported in the Company's Distribution segment) and to dispose of the Company's Distribution business. The Company completed the sale of the net assets of the Distribution business on January 12, 2005 to entities formed by the Company's Chairman and former Chief Executive Officer. The effective date of the transaction was
December 31, 2004. In accordance with SFAS No. 144 the disposal of the
Distribution business is accounted for as a discontinued operation. The aggregate gross consideration from the sale was $4,150, less a working capital adjustment of $575 and estimated closing costs and other direct costs of $349.
The Company recorded a $3,400 loss on the disposal of discontinued operations based on the fair value of the net assets held for sale. The results of operations of Wise Optical are included in the condensed consolidated financial statements as part of discontinued operations for the period ended September 30,
2004.

    In connection with the sale of the Distribution business, the Company entered into a supply agreement with the buyers of the Distribution business.
The supply agreement is a four year commitment to purchase, on a non-exclusive basis, $4,200 of optical products per year from certain designated manufacturers and suppliers. This annual commitment includes the purchase of $1,275 of contact lenses a year. In addition, the Company is also obligated to pay an annual fee based on the total of all purchases it makes under the supply agreement. The supply agreement also contains certain buyout provisions depending on when the supply agreement is terminated. During the nine months ended September 30, 2005, the Company had approximately $2,966 in product purchases related to this supply agreement which included the purchase of approximately $973 in contact lenses.

    Also in connection with the sale of the Distribution business, the lease obligation on the facility occupied by Wise Optical located in Yonkers, New York remained with the Company. The lease term on the facility was scheduled to expire in June 2011. At December 31, 2004, the Company estimated its potential exposure on the lease

to be $1,300 and recorded a provision for this amount which was included in the loss on disposal of discontinued operations for the year ended December 31,
2004. During the nine months ended September 30, 2005, the Company paid $157 in rent payments related to this lease. On October 21, 2005, the Company entered into a surrender agreement with the landlord of the Yonkers facility. The
Company paid $125 to the landlord and also agreed to forego $85 in a rent deposit that it had paid at the inception of the lease in January 2003. In return, the landlord released the Company from any and all financial obligations regarding the lease of the Yonkers facility, effective September 30, 2005, and the landlord will release the Company from all other obligations under the lease agreement, effective December 31, 2005. As a result of this transaction, the
Company adjusted its estimated provision to cover any potential exposure on the
Yonkers lease obligation down to $125 at September 30, 2005. The offset to this adjustment was treated as income from discontinued operations in 2005 since the original provision was included in the loss on disposal of discontinued
operations for the year ended December 31, 2004.

    Operating results of the discontinued operations for the three and nine months ended September 30, 2004 are as follows:

                                                                                   THREE MONTHS              NINE
                                                                                      ENDED              MONTHS ENDED
                                                                                  SEPT. 30, 2004         SEPT. 30, 2004
                                                                                 ----------------      -----------------

     External revenue                                                                   $ 14,182                $45,285
                                                                                 ================      =================

     Intercompany revenue                                                                $ 1,616                $ 4,704
                                                                                 ================      =================

     Loss from discontinued operations before tax                                       $(1,324)              $ (3,846)
     Income tax expense                                                                        -                      -
                                                                                 ----------------      -----------------
     Loss from discontinued operations                                                  $(1,324)              $ (3,846)
                                                                                 ================      =================

     Loss per share from discontinued operations                                         $(0.05)               $ (0.12)
                                                                                 ================      =================

6.    INTANGIBLE ASSETS

    Intangible assets subject to amortization are comprised of a service agreement and non-compete agreements. The fifteen year service agreement has a gross carrying amount of $1,658 and accumulated amortization of $673 and $590 at
September 30, 2005 and December 31, 2004, respectively. The non-compete agreements, which had a gross carrying amount of $265, were fully amortized at
September 30, 2005 and December 31, 2004. Amortization expense for the three months ended September 30, 2005 and 2004 was $28 and $31, respectively, and for the nine months ended September 30, 2005 and 2004 was $83 and $86, respectively.
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

        On August 27, 2004, the Company amended its loan agreement with
CapitalSource to eliminate the lender's ability to declare a default based upon subjective criteria as described in EITF Issue 95-22. Palisade Concentrated
Equity Partnership, L.P. ("Palisade"), provided a $1,000 guarantee against the loan balance due to CapitalSource related to this amendment. As a result of this amendment, the Company has classified the loan balance related to the revolving credit facility as long-term at September 30, 2005 and December 31, 2004.

    On January 12, 2005, we amended the term loan and revolving credit facility with CapitalSource to reduce the tangible net worth covenant for December 2004 and January 2005 from ($3,000) to ($6,500). Without this Amendment, we would have been in violation of the tangible net worth covenant at December 31, 2004.
Under the term loan and revolving credit facility, as amended, we must maintain a tangible net worth of at least ($3,000) after February 1, 2005. We paid
CapitalSource approximately $13 in financing fees in connection with this amendment.

    The Company's temporary over advance facility with CapitalSource expired on
August 31, 2005. On September 1, 2005, in connection with the proposed merger between the Company and Refac (see Note 10), Refac made a subordinated loan to the Company of $1,000. This loan is evidenced by a subordinated secured note and is subordinate to the Company's senior indebtedness with CapitalSource. Pursuant to the terms and conditions of the loan agreement with Refac, the principal balance together with any accrued but unpaid interest shall be due and payable by the Company on January 25, 2007. However, if the merger provided for in the agreement and plan of merger, dated August 22, 2005, between Refac, OptiCare
Merger Sub, Inc. and the Company is not completed on or before January 31, 2006, the maturity date shall be March 31, 2006. The Company did not incur any loan origination fees associated with the subordinated loan from Refac. The note bears interest at a rate equivalent to prime plus 5.5%. The entire amount of loan proceeds was used by the Company to repay a portion of our outstanding indebtedness under the revolving credit facility with CapitalSource.

    The Company had standby letters of credit outstanding at September 30, 2005 and December 31, 2004 of $1,100, respectively. There were no draw downs against these standby letters of credit in 2005 or 2004. The letters of credit outstanding at September 30, 2005 and December 31, 2004 were secured by restricted certificates of deposit and security deposits.

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
Discrete financial information is available for each of these segments and the
Company's Chief Executive Officer and President assesses performance and allocates resources among these two operating segments.

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

    Management assesses the performance of the Company's segments based on income before income taxes, interest expense, depreciation and amortization, and other corporate overhead. Summarized financial information, by segment, for the three and nine months ended September 30, 2005 and 2004 is as follows:

                                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                                              SEPTEMBER 30,                   SEPTEMBER 30,
                                                      -----------------------------    -----------------------------
                                                         2005             2004            2005            2004
                                                      ------------     ------------    ------------    -------------

      REVENUES:
           Managed vision                               $  6,653         $  6,547        $ 19,439         $ 18,864
           Consumer vision                                 8,426            7,861          24,684           24,797
                                                      ------------     ------------    ------------    -------------
              Reportable segment totals                   15,079           14,408          44,123           43,661
           Other                                              81               15             866            1,539
           Elimination of inter-segment revenues            (244)            (245)           (777)            (676)
                                                      ------------     ------------    ------------    -------------
             Total net revenue                          $ 14,916         $ 14,178        $ 44,212         $ 44,524
                                                      ============     ============    ============    =============

      SEGMENT INCOME:
           Managed vision                               $    534         $    251        $  1,259         $    657
           Consumer vision                                   942              678           2,760            2,739
                                                      ------------     ------------    ------------    -------------
              Total reportable segment totals              1,476              929           4,019            3,396
           Other                                              83             (171)            795            1,009
           Depreciation                                     (254)            (232)           (750)            (645)
           Amortization expense                              (28)             (31)            (83)             (86)
           Interest expense                                 (175)            (298)           (553)            (886)
           Corporate                                        (832)          (1,067)         (2,380)          (3,004)
                                                      ------------     ------------    ------------    -------------
               Income from continuing operations
                  before tax                            $    270         $   (870)        $ 1,048         $  (216)
                                                      ============     ============    ============    =============

9.  EARNINGS (LOSS) PER COMMON SHARE

    The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                                   THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                       SEPTEMBER 30,
                                                             --------------------------------    ---------------------------------
                                                                 2005              2004              2005               2004
                                                             --------------    --------------    --------------     --------------

EARNINGS (LOSS) PER SHARE:

  Income (loss) from continuing operations                          $  270          $  (850)            $  998           $  (248)
  Preferred stock dividend                                            (199)            (177)              (585)             (528)
                                                             --------------    --------------    --------------     --------------
  Income (loss) from continuing operations applicable
    to common stockholders and participating securities             $   71         $(1 ,027)            $  413           $  (776)
                                                             ==============    ==============    ==============     ==============

  Income (loss) from continuing operations applicable to
    common stockholders                                             $   20           $ (332)            $  117           $  (250)
  Income (loss) from continuing operations applicable to
    participating securities                                            51             (695)               296              (526)
  Discontinued operations                                              920           (1,324)               920            (3,846)
                                                             --------------    --------------    --------------     --------------
  Net income (loss) applicable to common stockholders               $  991         $ (2,351)           $ 1,333          $ (4,622)
                                                             ==============    ==============    ==============     ==============

  Weighted average common shares--basic                         30,664,991       30,685,060         30,649,686        30,579,558
  Effect of dilutive securities:
      Options                                                      708,727                *            938,264                 *

      Warrants                                                      86,045                *            106,045                 *
      Preferred Stock                                           76,846,234                *         76,846,234                 *
                                                             --------------    --------------    --------------     --------------
  Weighted average common shares-- diluted                     108,305,997       30,685,060        108,540,229        30,579,558
                                                             ==============    ==============    ==============     ==============

Earnings Per Share - Basic:
  Income (loss) from continuing operations applicable to
    common stockholders                                             $ 0.00          $ (0.01)            $ 0.00           $ (0.01)
  Income (loss) from continuing operations applicable to
    participating securities                                        $ 0.00          $ (0.02)            $ 0.01           $ (0.02)
  Discontinued operations                                           $ 0.03          $ (0.05)            $ 0.03           $ (0.12)
                                                             --------------    --------------    --------------     --------------
  Net income (loss) per common share                                $ 0.03          $ (0.08)            $ 0.04           $ (0.15)
                                                             ==============    ==============    ==============     ==============

Earnings Per Share - Diluted:
  Income (loss) from continuing operations                          $ 0.00          $ (0.03)            $ 0.00           $ (0.03)
  Discontinued operations                                           $ 0.01          $ (0.05)            $ 0.01           $ (0.12)
                                                             --------------    --------------    --------------     --------------
  Net income (loss) per common share                                $ 0.01          $ (0.08)            $ 0.01           $ (0.15)
                                                             ==============    ==============    ==============     ==============

     * Anti-dilutive

    The following table reflects the potential common shares of the Company for the nine months ended September 30, 2005 and 2004 that are not included in the dilutive securities for purposes of computing weighted average common shares -
diluted. The amounts reflected for the three and nine months ended September 30,
2004 have been excluded from the calculation of diluted earnings per share due to anti-dilution.

                                               2005               2004
                                        ----------------    --------------
   Options                                    4,806,179         6,195,943
   Warrants                                   3,168,955         3,275,000
   Convertible Preferred Stock                        -        64,343,513
                                        ----------------    --------------
                                              7,975,134        73,814,456
                                        ================    ==============

10.  MERGER PROPOSAL

     On April 8, 2005, the Company announced that Refac, an affiliated company, expressed interest in exploring an acquisition of the Company in a stock transaction and that the Company and Refac had entered into discussions regarding the same. On August 22, 2005, the Company announced that it had entered into an agreement and plan of merger with Refac. The Company originally expected the merger to close before the end of 2005. The Company now expects that the merger will be consummated on or before April 30, 2006. Under the terms of the merger agreement, as amended on November 11, 2005, (i) each of the
Company's preferred stockholders will receive 0.04029244 shares of Refac common stock for each share of the Company's common stock underlying the Company's preferred stock they hold, (ii) Palisade will receive 0.04029244 shares of Refac common stock for each share of the Company's common stock it holds and (iii)
each other of the Company's stockholders will receive 0.0472 shares of Refac common stock for each share of the Company's common stock they hold and the
Company will become a wholly-owned subsidiary of Refac. As a condition to the merger, the Company's preferred stockholders have agreed to convert all of their preferred stock into the Company's common stock prior to the merger. The merger requires the approval of the holders of at least 55% of the outstanding shares of Refac common stock. Palisade, as the Company's majority stockholder, has executed a written consent approving the merger, which consent shall be effective within 20 days after the Company mails an information statement to its stockholders.

    Refac also announced that it has entered into a definitive agreement with
U.S. Vision, Inc., another affiliated company, which is privately-held and operates the 6th largest retail optical chain in the United States, under which
Refac will acquire U.S. Vision, Inc.

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

11. CONTINGENCIES

    The Company is both a plaintiff and defendant in lawsuits incidental to its current and former operations. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at September 30, 2005 cannot be ascertained. Management is of the opinion that, after taking into account the merits of defenses and established reserves, the ultimate resolution of these matters will not have a material adverse impact on the Company's consolidated financial position or results of operations.

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

OVERVIEW

     We are an integrated eye care service company focused on vision benefits management (managed vision) and retail optical sales and eye care services to consumers and patients (consumer vision).

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

     On April 8, 2005, we announced that Refac, an affiliated company, expressed an interest in exploring an acquisition of us in a stock transaction and that we and Refac had entered into discussions regarding same. On August 22, 2005, we announced that we had entered into an agreement and plan of merger with Refac.
Under the terms of the merger agreement, as amended on November 11, 2005, (i)
each of the Company's preferred stockholders will receive 0.04029244 shares of
Refac common stock for each share of the Company's common stock underlying the
Company's preferred stock they hold, (ii) Palisade will receive 0.04029244 shares of Refac common stock for each share of the Company's common stock it holds and (iii) each other of the Company's stockholders will receive 0.0472 shares of Refac common stock for each share of the Company's common stock they hold and the Company will become a wholly-owned subsidiary of Refac. As a condition to the merger, the Company's preferred stockholders have agreed to convert all of their preferred stock into the Company's common stock prior to the merger. The merger requires the approval of the holders of at least 55% of the outstanding shares of Refac common stock. Palisade, as the Company's majority stockholder, has executed a written consent approving the merger, which consent shall be effective within 20 days after the Company mails an information statement to its stockholders. The Company originally expected the merger to close by the end of 2005. We now, however, expect that the merger will be consummated on or before April 30, 2006. Refac also announced that it had entered into a definitive agreement with U.S. Vision, Inc., another affiliated company, which is privately-held and operates the 6th largest retail optical chain in the United States, under which Refac will acquire U.S. Vision, Inc.

    We, Refac and U.S. Vision are all controlled by Palisade which beneficially owns approximately 89% of our outstanding common stock (on a fully diluted basis), 90% of Refac's outstanding common stock and 88% of U.S. Vision's outstanding common stock.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 Compared to the Three Months Ended
September 30, 2004

    Managed Vision revenue. Managed Vision revenue represents fees received under our managed care contracts. Managed Vision revenue increased to approximately $6.6 million for the three months ended September 30, 2005 compared to approximately $6.5 million for the three months ended September 30,
2004, an increase of approximately $0.1 million or 1.6%. The increase in Managed
Vision revenue relates primarily to approximately $0.8 million in sales from new contracts entered into and sales growth in existing contracts. These sales increases were partially offset by approximately $0.7 million in lower revenues related to membership declines experienced by two of our larger customers.

    Effective September 1, 2005, the Texas state legislature reinstated a vision benefit in its Children's Health Insurance Program (CHIP). We previously administered these benefits for a number of health plans in Texas until the benefit was eliminated in September 2003. We have successfully negotiated a number of new contracts under this reinstated program. In July 2005, Cigna informed us of their intention to terminate or renegotiate certain aspects of the five contracts we currently have with them. For the three months ended
September 30, 2005, total revenues derived from these five contracts approximated 12% of our consolidated revenues. Three of the five contracts cover both routine vision care, including exams and/or hardware, and medical/surgical procedures and the two remaining contracts cover routine vision care only. Cigna has indicated that it will terminate all of the contracts as they relate to the routine vision care. To date we have received four contract termination notices with effective dates of December 1, 2005 and January 1, 2006, respectively. In subsequent discussions, Cigna expressed an interest in possibly extending two of the contracts on a renegotiated basis as they relate to medical/surgical procedures only. At this time, we have executed one contract amendment related to medical/surgical procedures and are reviewing a draft amendment for another.
However, there can be no assurances that any other of the contracts will be renegotiated on favorable terms. We believe, however, that the potential impact from the termination or renegotiated Cigna contracts will be mitigated in part by the new contracts we have entered into related to the CHIPS program.

    Product sales revenue. Product sales primarily include the sale of optical products through our Consumer Vision segment. Product sales revenue remained relatively flat at approximately $2.9 million for the three months ended
September 30, 2005 and September 30, 2004.

    Other services revenue. Other services revenue primarily includes revenue earned from providing eye care services in our Consumer Vision segment. Other services revenue increased to approximately $5.3 million for the three months ended September 30, 2005 compared to approximately $4.8 million for the three months ended September 30, 2004, an increase of approximately $0.5 million or
11.4%. This increase is primarily due to increased services volume in the medical, optometry and surgical areas attributable to an increase in the number of patients seen in the third quarter 2005 as compared to 2004. We expect services revenue to remain at these levels or to increase slightly in the future.

    Other income. Other income represents non-recurring settlements on Health
Service Organization ("HSO") contracts. Other income for the three months ended
September 30, 2005 was approximately $0.1 million. There were no non-recurring settlements on HSO contracts for the three months ended September 30, 2004.
Further we believe income from these settlements will be negligible in the future.

     Medical claims expense. Medical claims expense decreased to approximately
$4.8 million for the three months ended September 30, 2005 compared to approximately $4.9 million for the three months ended September 30, 2004. The medical claims expense loss ratio (MLR) representing medical claims expense as a percentage of Managed Vision revenue decreased to 71.8% for the three months ended September 30, 2005 from 75.0% for the three months ended September 30,
2004. The favorable change in MLR is a result of changes to existing contracts and the performance of new contracts entered into in the latter half of 2004.

    Cost of product sales. Cost of product sales, which are primarily optical products sold through our Consumer Vision operation, remained relatively constant at approximately $1.0 million for the three months ended September 30,
2005 compared to approximately $1.1 million for the three months ended September
30, 2004.

    Cost of services. Cost of services increased to approximately $2.1 million for the three months ended September 30, 2005 compared to approximately $1.9 million for the three months ended September 30, 2004, an increase of approximately $0.2 million or 12.0%. This increase is primarily due to an increase in the volume of services provided in the Consumer Vision area in this period of 2005 compared to 2004.

    Selling, general and administrative expenses. Selling, general and administrative expenses decreased to approximately $6.3 million for the three months ended September 30, 2005 compared to approximately $6.6 million for the three months ended September 30, 2004. The three month period ended September
30, 2005 includes approximately $0.2 million in one-time merger related expenses. Excluding the one-time merger expenses, selling, general and administrative expenses decreased approximately $0.5 million or 7.8%. The decrease in 2005 is primarily due to a decrease in compensation expense associated with staff reductions at the corporate level.

    Discontinued Operations. Income from discontinued operations of approximately $0.9 million for the three months ended September 30, 2005 relates to our settlement of the Yonkers lease obligation. On October 21, 2005, we entered into a surrender agreement with the landlord of the Yonkers facility. We paid $125,000 to the landlord and also agreed to forego $85,000 in a rent deposit that we had paid at the inception of the lease in January 2003. In return, the landlord released us from any and all financial obligations regarding the lease of the Yonkers facility, effective September 30, 2005, and the landlord will release us from all other obligations under the lease agreement, effective December 31, 2005. As a result of this transaction, we adjusted our estimated provision to cover any potential

exposure on the Yonkers lease obligation down to $125,000 at September 30, 2005.
The offset to this adjustment of approximately $0.9 million was treated as income from discontinued operations in the three months ended September 30,
2005, since the original provision was included in the loss on disposal of discontinued operations for the year ended December 31, 2004. The loss from discontinued operations of approximately $1.3 million for the three months ended
September 30, 2004 relates to the operating losses of CC Systems, Inc. and the
Distribution business and also includes an adjustment to the loss on the disposal of CC Systems, Inc. which was sold in September 2004.

    Interest expense. Interest expense decreased to approximately $0.2 million for the three months ended September 30, 2005 from approximately $0.3 million for the three months ended September 30, 2004, a decrease of approximately $0.1 million or 41.3%. The decrease in interest expense is primarily due to a decrease in the average outstanding debt balance resulting from our $6.3 million debt pay down in January 2005. Cash proceeds received from the sale of the
Distribution business and the issuance of the Series D preferred stock were used in part for the debt pay down.

    Income tax expense. Income tax expense recorded for the three months ended
September 30, 2004 primarily represents minimum state tax expense. For the three months ended September 30, 2005, the Company has offset its income tax expense, with the releasing of valuation allowances that were setup to offset the net operating loss deferred tax assets.

Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September
30, 2004

    Managed Vision revenue. Managed Vision revenue increased to approximately
$19.4 million for the nine months ended September 30, 2005 compared to approximately $18.9 million for the nine months ended September 30, 2004, an increase of approximately $0.5 million or 3.0%. The increase in Managed Vision revenue relates primarily to approximately $2.1 million in sales from new contracts entered into in 2004 and sales growth in existing contracts. These sales increases were partially offset by approximately $1.6 million in lower revenues related to membership declines experienced by two of our larger customers.

    Effective September 1, 2005, the Texas state legislature reinstated a vision benefit in its Children's Health Insurance Program (CHIP). We previously administered these benefits for a number of health plans in Texas until the benefit was eliminated in September 2003. We have successfully negotiated a number of new contracts under this reinstated program. In July 2005, Cigna informed us of their intention to terminate or renegotiate certain aspects of the five contracts we currently have with them. For the nine months ended
September 30, 2005, total revenues derived from these five contracts approximated 12% of our consolidated revenues. Three of the five contracts cover both routine vision care, including exams and/or hardware, and medical/surgical procedures and the two remaining contracts cover routine vision care only. Cigna has indicated that it will terminate all of the contracts as they relate to routine vision care. To date we have received four contract termination notices with effective dates of December 1, 2005 and January 1, 2006, respectively. In subsequent discussions, Cigna expressed an interest in possibly extending two of the contracts on a renegotiated basis as they relate to medical/surgical procedures only. At this time, we have executed one contract amendment related to medical/surgical procedures and are reviewing a draft amendment for another.
However, there can be no assurances that any other of the contracts will be renegotiated on favorable terms. We believe, however, that the potential impact from the termination or renegotiated Cigna contracts will be mitigated in part by the new contracts we have entered into related to the CHIPS program.

    Product sales revenue. Product sales primarily include the sale of optical products through our Consumer Vision segment. Product sales revenue remained relatively flat at approximately $8.8 million for the nine months ended
September 30, 2005 compared to approximately $8.9 million for the same period of
2004.

    Other services revenue. Other services revenue primarily includes revenue earned from providing eye care services in our Consumer Vision segment. Other services revenue decreased to approximately $15.1 million for the nine months ended September 30, 2005 compared to approximately $15.3 million for the nine months ended September 30, 2004, a decrease of approximately $0.2 million or
1.2%. This decrease is primarily due to decreased services volume in the medical, optometry and surgical areas attributable to decline in the number of patients seen in the first half of 2005 as compared to 2004, which were slightly offset by increased volume in the third quarter of 2005 compared to the same period of 2004.

    Other income. Other income represents non-recurring settlements on HSO contracts. Other income for the nine months ended September 30, 2005 was approximately $0.8 million compared to approximately $1.5 million for the nine months ended September 30, 2004, representing a decrease of approximately $0.7 million or 41.8%, which

resulted from a decrease in the number of settlements in the nine months ended
September 30, 2005. Further we believe income from these settlements will be negligible in the future.

     Medical claims expense. Medical claims expense remained relatively flat at approximately $14.2 million for the nine months ended September 30, 2005 compared to approximately $14.3 million for the same period of 2004. The MLR decreased to 73.1% in 2005 from 75.7% in 2004. The favorable change in MLR is a result of changes to existing contracts and the performance of new contracts entered into 2004.

    Cost of product sales. Cost of product sales, which are primarily optical products sold through our Consumer Vision operation, remained relatively constant at approximately $3.1 million for the nine months ended September 30,
2005 compared to approximately $3.2 million for the nine months ended September
30, 2004.

    Cost of services. Cost of services decreased to approximately $5.7 million for the nine months ended September 30, 2005 compared to approximately $6.4 million for the nine months ended September 30, 2004, a decrease of approximately $0.7 million or 10.1%. This decrease is primarily due to a decrease in the volume of services provided in the Consumer Vision area in this period of 2005 compared to 2004.

    Selling, general and administrative expenses. Selling, general and administrative expenses decreased to approximately $18.7 million for the nine months ended September 30, 2005 compared to approximately $19.3 million for the nine months ended September 30, 2004. The nine month period ended September 30,
2005 includes approximately $0.3 million in one-time merger related expenses.
Excluding the one-time merger expenses, selling, general and administrative expenses decreased approximately $0.9 million or 4.7%. The decrease in 2005 is primarily due to a decrease in compensation expense associated with staff reductions at the corporate level.

    Interest expense. Interest expense decreased to approximately $0.6 million for the nine months ended September 30, 2005 from approximately $0.9 million for the nine months ended September 30, 2004, a decrease of approximately $0.3 million or 37.6%. The decrease in interest expense is primarily due to a decrease in the average outstanding debt balance resulting from our $6.3 million debt pay down in January 2005. Cash proceeds received from the sale of the
Distribution business and the issuance of the Series D preferred stock were used in part for the debt pay down.

    Discontinued Operations. Income from discontinued operations of approximately $0.9 million for the nine months ended September 30, 2005 relates to our settlement of the Yonkers lease obligation. On October 21, 2005, we entered into a surrender agreement with the landlord of the Yonkers facility. We paid $125,000 to the landlord and also agreed to forego $85,000 in a rent deposit that we had paid at the inception of the lease in January 2003. In return, the landlord released us from any and all financial obligations regarding the lease of the Yonkers facility, effective September 30, 2005, and the landlord will release us from all other obligations under the lease agreement, effective December 31, 2005. As a result of this transaction, we adjusted our estimated provision to cover any potential exposure on the Yonkers lease obligation down to $125,000 at September 30, 2005. The offset to this adjustment of approximately $0.9 million was treated as income from discontinued
operations in the nine months ended September 30, 2005, since the original provision was included in the loss on disposal of discontinued operations for the year ended December 31, 2004. The loss from discontinued operations of approximately $3.8 million for the nine months ended September 30, 2004 relates to the operating losses of CC Systems, Inc. and the Distribution business and also includes the loss on the disposal of CC Systems, Inc. which was sold in
September 2004.

    Income tax expense. Income tax expense recorded for the nine months ended
September 30, 2005 and September 30, 2004 primarily represents minimum state tax expense. For the nine months ended September 30, 2005, the Company has offset its income tax expense, other than the minimum state tax expense, with the releasing of valuation allowances that were setup to offset the net operating loss deferred tax assets.

CRITICAL ACCOUNTING POLICIES

    The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Management bases its estimates and judgments on historical experience, current economic and industry conditions and on various other facts that are believed to be reasonable under the circumstances. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions. The accounting policies and judgments, estimates and assumptions are described in greater detail in our
Annual Report on Form 10-K, as amended, in the "Critical Accounting Policies and
Estimates" of

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

    Our primary sources of liquidity have been cash flows generated from operations in our Managed Vision and Consumer Vision segments, other income from litigation settlements and borrowings under our term loan and revolving credit facility with CapitalSource and recently, borrowings under our loan from Refac.
We have continued to settle outstanding litigation with positive results through
September 2005, but expect future revenue from these settlements to be negligible in the future.

    As of September 30, 2005, we had cash and cash equivalents of approximately
$2.1 million and additional availability under our revolving credit facility with CapitalSource of approximately $1.6 million. The Company's over advance facility with CapitalSource expired on August 31, 2005 and our term loan with
CapitalSource becomes due on January 26, 2006. On September 1, 2005, Refac made a subordinated loan to us of $1.0 million.

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
We paid CapitalSource $12,500 in financing fees in connection with this amendment. We have been in compliance with all of our covenants at each month end for the period January 31, 2005 through September 30, 2005.

     The following table sets forth a year-over-year comparison of the components of our liquidity and capital resources for the nine months ended
September 30, 2005 and 2004:

                                          (In millions)

                                          2005            2004       CHANGE
                                          ----            ----       -------
Cash and cash equivalents                $ 2.1           $ 3.0       $ (0.9)

Cash provided by (used in):
    Operating activities                  (0.6)            3.4         (4.0)
     Investing activities                  2.8             0.3          2.5
     Financing activities                 (2.3)           (2.4)         0.1

    Net cash used in operating activities was approximately $0.6 million for the nine months ended September 30, 2005 compared to approximately $3.4 million of net cash provided by operations for the nine months ended September 30, 2004.
The decrease of approximately $4.0 million in net cash from operating activities in the nine months ended September 30, 2005 compared to nine months ended
September 30, 2004 is primarily attributable to an approximate $5.2 million net increase in the non-cash components of working capital in 2005 compared to 2004.
This amount was offset in part by an increase of approximately $1.2 million in net income from continuing operations in the nine months ended September 30,
2005 compared to the nine months ended September 30, 2004. The increase in the non-cash

components of working capital resulted primarily from a decrease in accounts payable and accrued expenses of approximately $5.3 million and an approximate
$0.1 million net increase in other assets and liabilities. The decrease of approximately $5.3 million in accounts payable and accrued expenses resulted primarily from expenses associated with the sale of the Distribution business, including professional fees being settled in 2005.

    Net cash provided by investing activities was approximately $2.8 million for the nine months ended September 30, 2005 compared to approximately $0.3 million of net cash provided by investing activities for the nine months ended September
30, 2004. Net cash provided by investing activities in 2005 included approximately $3.4 million in proceeds received related to the sale of the
Distribution business in January 2005 and approximately $0.1 million of payments received on notes receivable both of which were partially offset by approximately $0.2 million used to purchase fixed assets, approximately $0.2 million used for earn out payments related to an acquisition and approximately
$0.2 million of managed care deposits. Net cash provided by investing activities in 2004 included $0.7 million in proceeds received related to the sale of CC
Systems, our technology business, in September 2004 and approximately $0.1 million of payments received on notes receivable both of which were partially offset by approximately $0.3 million used to purchase fixed assets and approximately $0.2 million of managed care deposits.

    Net cash used in financing activities was approximately $2.3 million for the nine months ended September 30, 2005 compared to approximately $2.4 million of net cash used in financing activities for the nine months ended September 30,
2004. Net cash used in financing activities in 2005 resulted primarily from approximately $7.8 million in debt repayments under our revolving credit facility and term loan with Capital Source, offset in part by cash proceeds received of approximately $4.4 million from the issuance of Series D preferred stock and $1.0 million from the subordinated loan from Refac. Debt repayments of approximately $7.8 million were made in part with cash proceeds received from the sale of the Distribution business, the subordinated loan from Refac and from the issuance of the Series D preferred stock. Net cash used in financing activities in 2004 was primarily attributable to approximately $2.4 million in debt repayments under our revolving credit facility and term loan with Capital
Source.

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

    In addition, in 2003 the Managed Vision segment began shifting away from the lower margin and long sales cycle of our third party administrator, or TPA style business to the higher margin and shortened sales cycle of a direct-to-employer business. This direct-to-employer business also removes some of the volatility that is often experienced in our TPA-based revenues. We continue to grow our direct-to-employer business, however, the direct-to-employer business continues to be relatively small in comparison to the overall Managed Vision business. We experienced significant improvements in revenue and profitability in the
Consumer Vision segment from 2003 to 2004, largely from growth in existing store sales and enhanced margins as a result of sales incentives. In the nine month period ended September 30, 2005, revenue and profitability in the Consumer
Vision segment have remained relatively constant with the comparable period of
2004.

     We believe the combination of the above initiatives executed in the operating segments will continue to improve our liquidity and should ensure compliance with CapitalSource covenants in the future. We believe that our future cash flow from operations, borrowings under our amended term loan and revolving credit facility with CapitalSource, borrowings under our subordinated loan agreement with Refac and operating and capital lease financing will provide us with sufficient funds to finance our operations for the next 12 months, including the purchase of certain operating equipment.

The CapitalSource Loan and Security Agreement

    As of September 30, 2005, we had borrowings of $1.5 million outstanding under our term loan with CapitalSource, $0.9 million of advances outstanding under our revolving credit facility with CapitalSource and $1.6 million of additional availability under this revolving credit facility. Our temporary over-advance facility with CapitalSource expired on August 31, 2005. Our term loan with CapitalSource matures on January 25, 2006 and our revolving credit facility matures on January 25, 2007.

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

    The August 16, 2004 waiver and amendment also amended the term loan and revolving credit facility to, among other things, extend the maturity date of the revolving credit facility from January 25, 2006 to January 25, 2007, (ii)
provide access to a $2.0 million temporary over-advance bearing interest at prime plus 5 1/2%, and in no event less than 6%, which is to be repaid in eleven monthly installments of $100,000 commencing on October 1, 2004 with the remaining balance to be repaid in full by August 31, 2005, which is guaranteed by our largest stockholder, Palisade, (iii) change the fixed charge ratio covenant from between 1.5 to 1 to not less than 1 and to extend the next test period for this covenant to March 31, 2005, (iv) decrease the minimum tangible net worth financial covenant from ($2.0) million to ($3.0) million and (v) add a debt service coverage ratio covenant of between 0.7 to 1.0 for the period October 31, 2004 to February 28, 2005. In addition, the waiver and amendment increased the termination fee payable if we terminate the revolving credit facility by 2.0% and increased the yield maintenance amount payable, in lieu of the termination fee, if we terminate the revolving credit facility pursuant to a refinancing with another commercial financial institution, by
2.0%. The yield maintenance amount was also changed to mean an amount equal to the difference between (i) the all-in effective yield which could be earned on the revolving balance through January 25, 2007 and (ii) the total interest and fees actually paid to CapitalSource on the revolving credit facility prior to the termination or repayment date. On August 17, 2004, we paid CapitalSource
$25,000 in financing fees in connection with this waiver and amendment.

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

    We believe that we will be able to comply with our financial covenants under our amended credit facility with CapitalSource. However, if we incur operating losses and we fail to comply with our financial covenants or otherwise default on our debt, our creditors could foreclose on our assets, in which case we would be obligated to seek alternate sources of financing. There can be no assurance that alternate sources of financing will be available to us on terms acceptable to us, if at all. If additional funds are needed, we may attempt to raise such funds through the issuance of equity or convertible debt securities. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and our stockholders may experience dilution of their interest in us. If additional funds are needed and are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to competitive pressures may be significantly limited and may have a material adverse impact on the business and operations.

The Refac Loan Agreement

     On September 1, 2005, Refac loaned us $1.0 million. This loan is evidenced by a subordinated secured note and is subordinate to our senior indebtedness with CapitalSource. Pursuant to the terms and conditions of the loan agreement with Refac, the principal balance together with any accrued but unpaid interest shall be due and payable by us on January 25, 2007. However, if the merger provided for in our merger agreement with Refac is not completed on or before
January 31, 2006, the maturity date shall be March 31, 2006. We did not incur any loan origination fees associated with the subordinated loan from Refac. The note bears interest at a rate equivalent to prime plus 5.5%. The entire amount of loan proceeds was used to repay a portion of our outstanding indebtedness under the revolving credit facility with CapitalSource.

The Series B Preferred Stock

    As of September 30, 2005, we had 3,204,959 shares of Series B Preferred
Stock issued and outstanding. Subject to the senior liquidation preference of the Series C and Series D Preferred Stock described below, the Series B
Preferred Stock ranks senior to all other currently issued and outstanding classes or series of our stock with respect to dividends, redemption rights and rights on liquidation, winding up, corporate reorganization and dissolution.
Each share of Series B Preferred Stock is convertible into a number of shares of common stock equal to such share's current liquidation value, divided by a conversion price of $0.14, subject to adjustment for dilutive issuances. The number of shares of common stock into which each share of Series B Preferred
Stock is convertible will increase over time because the liquidation value of the Series B Preferred Stock, which was $2.16 per share as of September 30,
2005, increases at a rate of 12.5% per year, compounded annually.

The Series C Preferred Stock

    As of September 30, 2005, we had 406,158 shares of Series C Preferred Stock issued and outstanding. The Series C Preferred Stock has an aggregate liquidation preference of approximately $16.2 million and ranks senior to all other currently issued and outstanding classes or series of our stock with respect to liquidation rights with exception of the Series D Preferred Stock.
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

     o  Our expectation that the merger with Refac will be consummated on or before April 30, 2006 and the expected consideration to be received by our stockholders in the merger;

     o  Our opinion that with respect to lawsuits incidental to our current and former operations, after taking into account the merits of defenses and established reserves, the ultimate resolution of these matters may not have a material adverse impact on our financial position or results of operations;

     o  Our belief that our direct-to-employer product will lead to increased revenue, gross margins and profitability in our Managed Vision segment;

     o  Our expectation of future revenue, profitability, income and expense levels for our company as a whole and for each of its segments;

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

     o  Our belief that cash from operations, borrowings under our amended term loan and revolving credit facility with CapitalSource and loan with
        Refac and operating and capital lease financings will provide sufficient funds to finance operations for the next 12 months, including the purchase of certain operating equipment.

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

     o  If we default on our debt to Refac, it could foreclose on our assets;

     o  The fact that the proposed merger with Refac may not be consummated in a timely manner, if at all, which could negatively impact our continued
        operations and prospects as a stand-alone business.

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

     o  If we fail to execute our growth strategy, we may not continue to be profitable;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are subject to market risk from exposure to changes in interest rates based on our financing activities under our credit facility with CapitalSource and the loan from Refac, due to their variable interest rates. The nature and amount of our indebtedness may vary as a result of future business requirements, market conditions and other factors. The extent of our interest rate risk is not quantifiable or predictable due to the variability of future interest rates and financing needs.

    We do not expect changes in interest rates to have a material effect on income or cash flows in the year 2005, although there can be no assurances that interest rates will not significantly change. A 10% change in the interest rate payable by us on our variable rate debt would have increased or decreased the nine-month interest expense by approximately $41,000 assuming that our borrowing level is unchanged. We did not use derivative instruments to adjust our interest rate risk profile during the nine months ended September 30, 2005.

ITEM 4.  CONTROLS AND PROCEDURES

    (A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

    As required by Rule 13a-15 under the Exchange Act, our management, under the supervision and with the participation of the our Chief Executive Officer and
Corporate Controller and Chief Accounting Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, these officers have concluded that, as of September 30, 2005, our disclosure controls and procedures were adequate and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the
Securities and Exchange Commission's rules and forms.

    (B) CHANGES IN INTERNAL CONTROLS

    There have been no changes in our internal controls over financial reporting, identified in connection with our evaluation of such internal controls, which have occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to material affect, our internal controls over financial reporting.

PART II.      OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

    HEALTH SERVICE ORGANIZATION LAWSUITS

    In July 2005, we reached settlement with John C. Hagan, III, M.D., an HSO practice that we were in litigation in the matter of In re Prime Vision Health,
Inc., Contract Litigation, MDL 1466, which was previously reported in our Annual
Report on Form 10-K, as amended, for the year ended December 31, 2004. This settlement resulted in a cash payment to us and mutual termination of the HSO service agreement. The HSO lawsuits are coming to conclusion and we do not expect substantial income from additional settlements in the future.

ITEM 5.     OTHER INFORMATION

    On October 21, 2005, we entered into a surrender agreement with the landlord of the Yonkers facility. We paid $125,000 to the landlord and also agreed to forego $85,000 in a rent deposit that we had paid at the inception of the lease in January 2003. In return, the landlord released us from any and all financial obligations regarding the lease of the Yonkers facility, effective September 30,
2005, and the landlord will release us from all other obligations under the lease agreement, effective December 31, 2005.

    On November 11, 2005, we received the resignation of Gordon A. Bishop,
President, Consumer Vision Division effective February, 28, 2006. We have selected David Gaio to succeed Mr. Bishop as the President of the Consumer
Vision Division. Mr. Gaio currently serves as an Executive Vice President for the Consumer Vision Division.

    On November 11, 2005, we executed an amendment to Section 8.01 of the agreement and plan of merger dated August 22, 2005 among us, Refac and OptiCare
Merger Sub, Inc. amending the merger termination date to April 30, 2006 from
December 31, 2005.

ITEM 6. EXHIBITS

 The following Exhibits are filed as part of this Quarterly Report on Form 10-Q:

         EXHIBIT      DESCRIPTION
         -------      -----------
         2.1          Agreement and Plan of Merger by and among Refac, OptiCare
                      Merger Sub, Inc. and the

                      Registrant dated as of August 22, 2005, incorporated
                      herein by reference from the Registrant's Current Report
                      on Form 8-K filed August 23, 2005, Exhibit 2.1.

         2.2          Amendment No.1 dated as of November 11, 2005 to the
                      Agreement and Plan of Merger by and among Refac, OptiCare
                      Merger Sub, Inc. and the Registrant dated as of August 22,
                      2005.*

         10.1         Loan Agreement by and among Refac, the Registrant and
                      OptiCare Eye Health Centers, Inc. dated as of September 1,
                      2005, incorporated herein by reference from the
                      Registrant's Current Report on Form 8-K filed September 8,
                      2005, Exhibit 10.1.

         10.2         The Registrant's Promissory Note dated September 1, 2005,
                      incorporated herein by reference from the Registrant's
                      Current Report on Form 8-K filed September 8, 2005,
                      Exhibit 10.2.

         10.3         Subordination Agreement by and among Refac, the
                      Registrant, OptiCare Eye Health Centers, Inc., Primevision
                      Health, Inc. and CapitalSource Finance LLC dated as of
                      September 1, 2005, incorporated herein by reference from
                      the Registrant's Current Report on Form 8-K filed
                      September 8, 2005, Exhibit 10.3.

         10.4         Employment Agreement dated July 19, 2005 by and between
                      the Registrant and Vincent S. Miceli, incorporated herein
                      by reference from the Registrant's Current Report on Form
                      8-K filed July 25, 2005, Exhibit 10.1.

         10.5         Amendment No. 1 to Amended and Restated Employment
                      Agreement dated July 19, 2005 by and between the
                      Registrant and Christopher Walls, incorporated herein by
                      reference from the Registrant's Current Report on Form 8-K filed July 25, 2005, Exhibit 10.2.

         10.6         Surrender of Lease Agreement dated October 21, 2005 by and between the Registrant and MACK-CALI SO. WEST REALTY
                      ASSOCIATES L.L.C.*

         31.1         Certification of Chief Executive Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002.*

         31.2         Certification of Corporate Controller and Chief Accounting
                      Officer pursuant to Section 302 of the Sarbanes-Oxley Act
                      of 2002.*

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

Date:   November 14, 2005                 OPTICARE HEALTH SYSTEMS, INC.

                                     By:  /s/ Vincent S. Miceli
                                          --------------------------------------
                                          Vincent S. Miceli
                                          Corporate Controller
                                          (Principal Financial and Accounting
                                           Officer and duly authorized officer)

                                  EXHIBIT INDEX

         EXHIBIT      DESCRIPTION
         -------      -----------

         2.1          Agreement and Plan of Merger by and among Refac, OptiCare
                      Merger Sub, Inc. and the Registrant dated as of August 22,
                      2005, incorporated herein by reference from the
                      Registrant's Current Report on Form 8-K filed August 23,
                      2005, Exhibit 2.1.

         2.2          Amendment No.1 dated as of November 11, 2005 to the
                      Agreement and Plan of Merger by and among Refac, OptiCare
                      Merger Sub, Inc. and the Registrant dated as of August 22,
                      2005.*

         10.1         Loan Agreement by and among Refac, the Registrant and
                      OptiCare Eye Health Centers, Inc. dated as of September 1,
                      2005, incorporated herein by reference from the
                      Registrant's Current Report on Form 8-K filed September 8,
                      2005, Exhibit 10.1.

         10.2         The Registrant's Promissory Note dated September 1, 2005,
                      incorporated herein by reference from the Registrant's
                      Current Report on Form 8-K filed September 8, 2005,
                      Exhibit 10.2.

         10.3         Subordination Agreement by and among Refac, the
                      Registrant, OptiCare Eye Health Centers, Inc., Primevision
                      Health, Inc. and CapitalSource Finance LLC dated as of
                      September 1, 2005, incorporated herein by reference from
                      the Registrant's Current Report on Form 8-K filed
                      September 8, 2005, Exhibit 10.3.

         10.4         Employment Agreement dated July 19, 2005 by and between
                      the Registrant and Vincent S. Miceli, incorporated herein
                      by reference from the Registrant's Current Report on Form
                      8-K filed July 25, 2005, Exhibit 10.1.

         10.5         Amendment No. 1 to Amended and Restated Employment
                      Agreement dated July 19, 2005 by and between the
                      Registrant and Christopher Walls, incorporated herein by
                      reference from the Registrant's Current Report on Form 8-K filed July 25, 2005, Exhibit 10.2.

         10.6         Surrender of Lease Agreement dated October 21, 2005 by and between the Registrant and MACK-CALI SO. WEST REALTY
                      ASSOCIATES L.L.C.*

         31.1         Certification of Chief Executive Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002.*

         31.2         Certification of Corporate Controller and Chief Accounting
                      Officer pursuant to Section 302 of the Sarbanes-Oxley Act
                      of 2002.*

         32           Certification of Chief Executive Officer and Corporate
                      Controller and Chief Accounting Officer pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002.*

                  *  Filed herewith.

